Form 10-Q
period 2011-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2011-05-13
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-35108

SERVICESOURCE INTERNATIONAL, INC.

(Exact name of registrant as specified in our charter)

Delaware	No. 81-0578975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

634 Second Street San Francisco, California	94107
(Address of Principal Executive Offices)	(Zip Code)

(415) 901-6030

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of May 09, 2011
Common Stock	67,523,365

SERVICESOURCE INTERNATIONAL, INC.

Form 10-Q

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’/Members’ Equity and Comprehensive Income for the three months ended March 31, 2011 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Default Upon Senior Securities	42

Item 4. Removed and Reserved	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

Exhibit Index	44

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31,	December 31,
	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$73,883	$22,652
Accounts receivable, net	42,867	49,237
Advances to customers	—	18
Current portion of deferred income taxes	5,712	1,155
Prepaid expenses and other	3,238	3,326

Total current assets	125,700	76,388
Property and equipment, net	19,664	19,418
Goodwill	6,334	6,334
Deferred debt issuance costs, net	303	273
Deferred income taxes, net of current portion	27,658	3,780
Other assets, net	1,620	1,910

Total assets	$181,279	$108,103

Liabilities and Stockholders’ / Members’ Equity
Current liabilities:
Accounts payable	$4,657	$3,710
Accrued taxes	3,458	2,233
Accrued compensation and benefits	12,717	11,816
Accrued payables to customers	—	30,640
Other accrued liabilities	7,890	7,575
Current portion of long-term debt	640	2,279

Total current liabilities	29,362	58,253
Long-term debt, net of current portion	999	14,939
Other long-term liabilities	1,153	1,027

Total liabilities	31,514	74,219

Commitments and contingencies (Note 5)
Stockholders’ / members’ equity:
Common shares	—	34,161
Common stock	7	—
Treasury shares / stock	(441)	(441)
Additional paid-in capital	127,961	—
Retained earnings	21,721	—
Accumulated other comprehensive income	517	164

Total stockholders’ / members’ equity	149,765	33,884

Total liabilities and stockholders’ / members’ equity	$181,279	$108,103

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenue	$46,122	$32,176
Cost of revenue	26,136	20,771

Gross profit	19,986	11,405

Operating expenses
Sales and marketing	11,105	7,604
Research and development	2,713	1,018
General and administrative	7,853	3,970

Total operating expenses	21,671	12,592

Loss from operations	(1,685)	(1,187)
Interest expense	(333)	(311)
Other expense, net	(525)	(95)

Loss before income taxes	(2,543)	(1,593)
Income tax (benefit) provision	(19,959)	177

Net income (loss)	$17,416	$(1,770)

Net income (loss) per common share:
Basic	$0.30	$(0.03)

Diluted	0.28	$(0.03)

Weighted-average shares used in computing net income (loss) per common share:
Basic	57,797	56,884

Diluted	63,096	56,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Shares		Common Stock		Treasury Shares/Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balances, December 31, 2010	57,627	$34,161	—	$—	(121)	$(441)	$—	$—	$164	$33,884
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,181	—	—	9,791	1	—	—	87,728	—	—	87,729
Issuance of common stock from exercise of stock options	133	476	—	—	—	—	—	—	—	476
Stock-based compensation	—	2,241	—	—	—	—	205	—	—	2,446
Excess tax benefits from exercise of stock options	—	—	—	—	—	—	23	—	—	23
Comprehensive income:
Net income	—	(4,305)	—	—	—	—	—	21,721	—	17,416
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	353	353

Total comprehensive income	—	—	—	—	—	—	—	—	—	17,769
Conversion to corporation (Notes 1 and 6)	(57,760)	(32,573)	57,760	6	—	—	40,005	—	—	7,438

Balances, March 31, 2011	—	$—	67,551	$7	(121)	$(441)	$127,961	$21,721	$517	$149,765

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$17,416	$(1,770)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,945	1,371
Amortization of deferred financing costs	171	36
Deferred income taxes	(20,975)	(249)
Stock-based compensation	2,446	1,971
Tax benefit from stock-based compensation	(23)	—
Changes in operating assets and liabilities:
Accounts receivable	6,370	(2,949)
Advances to customers	18	366
Prepaid expenses and other	(1,082)	(577)
Accounts payable	254	661
Accrued taxes	1,225	399
Accrued compensation and benefits	901	46
Accrued payables to customers	(30,640)	3,695
Other accrued liabilities	481	1,759

Net cash (used in) provided by operating activities	(21,493)	4,759

Cash flows from investing activities
Acquisition of property and equipment	(2,757)	(1,411)

Cash used in investing activities	(2,757)	(1,411)

Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	90,330	—
Proceeds from revolving credit facility	23,424	—
Repayment of revolving credit facility	(23,424)	—
Repayment on long-term debt	(15,579)	(314)
Payment of deferred debt issuance costs	(200)	—
Cash distributions to members	—	(2,517)
Proceeds from option exercises	476	271
Repurchases of common shares	—	(206)
Tax benefit from stock-based compensation	23	—

Net cash provided by (used in) financing activities	75,050	(2,766)

Net increase in cash	50,800	582

Effect of exchange rate changes on cash	431	(39)
Cash at beginning of period	22,652	13,169

Cash at end of period	$73,883	$13,712

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

On March 24, 2011, ServiceSource International LLC, a Delaware limited liability company, (the “LLC”) converted into a Delaware corporation and changed its name from ServiceSource International LLC to ServiceSource International, Inc. (the “Company” or “ServiceSource”). In connection with this conversion, all of the outstanding common shares representing members’ equity automatically converted into shares of common stock.

On March 30, 2011, the Company closed its initial public offering (“IPO”) of 13,731,153 shares of its common stock, which included 9,791,020 shares of common stock sold by the Company (inclusive of 1,791,020 shares of common stock from the full exercise of the over-allotment option of shares granted to the underwriters) and 3,940,133 shares of common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $10.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $97.9 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $87.7 million. As of March 31, 2011, $2.6 million of offering costs remained unpaid and these costs are expected to be paid in the Company’s second fiscal quarter.

ServiceSource International, Inc manages the service contract renewals process of maintenance, support and subscription agreements on behalf of its customers. The Company’s integrated solution consists of a suite of cloud applications, dedicated service sales teams working under its customers’ brands and a proprietary Service Revenue Intelligence Platform. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service contract renewals process, including data management, quoting, selling and service revenue business intelligence. The Company’s business is built on a pay-for-performance model, whereby customers pay the Company based on renewal sales that the Company generates on the customers’ behalf. The Company’s corporate headquarters are located in San Francisco, California. The Company has additional offices in Colorado and Tennessee in the U.S., the United Kingdom, Ireland, Malaysia and Singapore.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2010, included in our prospectus, dated March 24, 2011, filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2010 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2011.

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the current presentation. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’/ members’ equity.

Recently Adopted Accounting Pronouncements

In October 2009, Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple- deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using best estimated selling prices (BESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

This standard was effective for the Company beginning January 1, 2011.

The Company’s revenues are primarily derived from sales of service contracts and account management services, which are contingent in nature as commissions are earned only based on successful performance of the related services, and are affected by a number of engagement-specific factors not within the Company’s control. These fees are all contingent based on the Company’s customers’ end customers and their willingness to purchase the maintenance contract renewals and whether the Company’s customers accept the order from their end customer. Because commissions earned from these services are contingent, are based on a formula stipulated in the contract and are negotiated uniquely based on the specific factors of each specific engagement, the Company determined that the updated accounting standard is not applicable to these contingent revenue streams currently under contract. Sales of service contracts and account management services are excluded from the allocation of relative selling prices at the inception of the Company’s multiple-deliverable arrangements.

The Company had a very limited number of multiple-deliverable arrangements prior to January 1, 2011, and the Company has not had any materially modified transactions from these limited multiple-deliverable arrangements subsequent to January 1, 2011. As such, the impact from the adoption of the new accounting standard was not significant.

Note 2 — Property and Equipment, Net

Property and equipment balances were comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Computers and equipment	$8,429	$7,765
Software	17,785	13,169
Furniture and fixtures	5,552	5,503
Leasehold improvements	3,074	2,898

	34,840	29,335

Less: accumulated depreciation and amortization	(15,984)	(13,960)

	18,856	15,375

Internal-use software development in process	808	4,043

	$19,664	$19,418

Depreciation expense related to property and equipment, including amortization of assets held under capital leases of $0.2 million and $0.1 million, was $1.9 million and $1.4 million during the three months ended March 31, 2011 and 2010, respectively. Property and equipment with a carrying value of $1.9 million and $2.0 million, net of accumulated amortization of $1.3 million and $1.1 million, were held under capital leases at March 31, 2011 and December 31, 2010, respectively.

The Company capitalized internal-use software development costs of $1.3 million and $1.1 million during the three months ended March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December, 31 2010, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $8.2 million and $4.4 million, respectively. Amortization of capitalized costs related to internal-use software was $0.8 million and $0.6 million during the three months ended March 31, 2011 and December 31, 2010, respectively.

Note 3 — Other Accrued Liabilities and Accrued Payables to Customers

Other accrued liabilities balances were comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Amounts refundable to end customers	$1,967	$2,083
Accrued professional fees	1,558	2,485
Deferred revenue	137	151
Deferred rent obligations	714	477
Employee reimbursements	395	353
Other	3,119	2,026

	$7,890	$7,575

Accrued Payable to Customers

For a limited number of historical customer arrangements that included both sales of customer service contracts and other payment collection and account management services, the Company recorded advances to and accrued payables to customers to account for the timing differences between when the Company collected cash from end customers and when it made payments to its customers. The accrued payable to customers balance at December 31, 2010 consisted primarily of net payments due to Sun Microsystems, Inc. from end customers renewing their service contracts with Sun Microsystems through the company. Oracle terminated the Company’s contracts with Sun Microsystems effective as of September 30, 2010. In the first quarter of 2011, the Company repaid amounts it owed to Sun Microsystems, net of amounts Oracle owed to the Company, resulting in net cash payments to Oracle/Sun of approximately $18.1 million which were funded from existing cash and borrowings under a revolving credit facility. The Company recognized $1.8 million in additional net revenue in the quarter ended March 31, 2011 resulting from this settlement.

Note 4 — Long Term Debt

Long-term debt balances were comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Current:
Term loan	$—	$1,500
Capital lease obligations	640	779

	640	2,279

Non-current:
Term loan	—	13,959
Capital lease obligations	999	980

	999	14,939

Total long-term debt	$1,639	$17,218

Term Loan and Revolving Credit Facility

As of December 31, 2010, the Company had a credit facility (the “Credit Facility”), that provided for (i) a $20.0 million term loan and (ii) a $7.5 million revolving credit facility consisting of direct loans, standby letters of credit and trade letters of credit. The Credit Facility was due to expire in April 2013, and was collateralized by substantially all of the Company’s assets. At December 31, 2010, there was no outstanding balance on the revolving credit facility and $5.9 million was available for borrowing under the revolving credit facility. The Company also had an outstanding letter of credit of $1.6 million as required under an operating lease agreement for office space as of December 31, 2010. In December 2010, the Company amended its fee arrangement with the Credit Facility lenders such that upon the termination of or prepayment in full of the obligations under the Credit Facility on or prior to December 31, 2011, the Company would be subject to a prepayment premium of 0.5% on the sum of the maximum revolver amount, as defined, and the then-outstanding principal balance on the term loan.

In January 2011 the Credit Facility was amended to (i) increase the maximum commitment amount under the revolving credit facility from $7.5 million to $12.5 million, (ii) eliminate the fixed charge coverage ratio test for the twelve month period ending March 31, 2011 only, (iii) require the Company to maintain a minimum liquidity level of $10 million based on unrestricted cash balances held in the U.S. and available borrowings under the revolving credit facility, as defined therein, from and after May 15, 2011, and (iv) allow for the planned conversion of the LLC to a taxable corporation, initial public offering of the Company’s stock and other specified transactions related to the Company.

On February 24, 2011, the Company entered into the Second Amended and Restated Credit Agreement (the “New Revolver”) with two financial institutions that replaced the Credit Facility and prior amendments and increased the revolving credit facility from $15.0 million to $30.0 million. The New Revolver also retired the term loan under the Credit Facility, without any prepayment premium, and converted such balances to a balance outstanding under a new revolving credit facility. In connection with the prepayment of the Credit Facility, the Company recognized a loss on extinguishment of debt totaling $0.1 million related to the write-off of unamortized debt issuance costs. The loss on extinguishment of debt was recorded as other income (expense), net in the Condensed Consolidated Statements of Operations. In connection with the refinancing, the Company capitalized $0.2 million of deferred debt issuance costs on the Condensed Consolidated Balance Sheets, which are being amortized on a straight-line basis over the remaining term of the New Revolver.

Balances outstanding on the New Revolver are collateralized by substantially all of the Company’s assets. The New Revolver provides letters of credit for the account of the Company up to a maximum of $5.0 million. Outstanding letters of credit reduce the maximum available borrowing under the New Revolver. The New Revolver expires on February 25, 2013.

Borrowings on the New Revolver, including amounts outstanding under letter of credit, bear interest at either: (i) the LIBOR Rate plus an additional margin; or (ii) the Base Rate (i.e., prime rate) plus an additional margin. The additional margin is determined based on the Company’s financial leverage ratio. On March 30, 2011, net proceeds from the IPO were used to repay $23.4 million borrowed under the New Revolver. At March 31, 2011, borrowings under the New Revolver consisted of a letter of credit in the amount of $1.6 million.

The New Revolver provides for a non-use fee of 0.50% per annum based on the average monthly available borrowing base and a fee on the unused portion of the letter of credit commitment, accruing at a rate per annum ranging from 3.00% to 3.75% based on the Company’s leverage ratio and whether the Company has consummated an initial public offering of its shares.

The Company has the option to reduce the maximum New Revolver commitment. Each reduction must be in an amount not less than $5.0 million and in aggregate not more than $10.0 million. Once reduced, commitments under the New Revolver cannot be increased. Reductions will be permitted only within 90 days after the consummation of an initial public offering of the Company’s stock. In April 2011, the Company reduced its maximum borrowing under the New Revolver to $20.0 million, effective May 1, 2011. The lenders also have the option to reduce the commitment under the New Revolver in the event a contract with a customer who represented 15% of revenue for any consecutive twelve-month period is terminated or in the event of a series of customer contract terminations, which in the aggregate represented more than 20% of consolidated revenues for the most recent twelve-month period. Under these circumstances, the lenders would have the discretion to reduce the commitment under the New Revolver by the aggregate amount of termination fees received that are related to the cancelled contracts. The New Revolver can be terminated by the Company and is subject to a fee if terminated on or before February 24, 2013 equal to 1.0% of the maximum revolver commitment in effect on the date of termination.

The New Revolver has various restrictive financial covenants, which include maintaining minimum fixed charge coverage and liquidity ratios as well as a maximum consolidated leverage ratio. The New Revolver also contains restrictions on additional indebtedness and, subject to certain exceptions, circumstances under which the Company can make a distribution to its members. Distributions to fund tax obligations of members are permitted so long as there are no events of default, including those related to compliance with financial covenants, immediately prior to or after giving effect to any such distributions. Distributions other than those to fund members’ tax obligations are subject to the Company achieving specified levels of earnings before interest, taxes, depreciation and amortization or maintaining minimum levels of cash, as defined in the New Revolver. At March 31, 2011, the Company was in compliance with all borrowing covenants.

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 5.6% and 2.86 % at March 31, 2011 and 2010, respectively.

The maturities of capital lease obligations as of March 31, 2011 were as follows (in thousands):

March 31, 2011
Years Ending December 31,	(unaudited)
2011 (remaining nine months)	$640
2012	479
2013	75
2014	77
2015	79
Thereafter	289

$1,639

Note 5 — Commitments and Contingencies

Operating Leases

The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through August 2018. Rent expense for the three months ended March 31, 2011 and 2010 was $1.5 million and $1.1 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of March 31, 2011 were as follows (in thousands):

March 31, 2011
Years Ending December 31,	(unaudited)
2011 (remaining nine months).	$4,916
2012	6,519
2013	5,108
2014	4,246
2015	2,695
Thereafter	3,273

$26,757

Other Matters

The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to any currently pending or threatened litigation or claims would not materially affect its consolidated financial position, results of operations or cash flows.

Note 6 — Stockholders’ Equity

On March, 25, 2011, the Company sold 9,791,020 shares of newly-issued common stock in the IPO, raising net proceeds of approximately $87.7 million, after deducting the underwriting discount and costs incurred related to the IPO.

In conjunction with the conversion from a limited liability company to a Delaware corporation described in Note 1, the Company’s certificate of incorporation authorized 1,000,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.0001 par value preferred stock. No preferred stock was issued or outstanding as of March 31, 2011. Further, effective March 1, 2011, the Company became taxable as a corporation rather than as a partnership.

Note 7 — Stock-Based Compensation

Stock Option Plans

The Company has granted options through two approved plans, the Company’s 2004 Omnibus Share Plan and the 2008 Share Option Plan (collectively, the “2004 and 2008 Option Plans”). Concurrent with the effectiveness of our registration statement on Form S-1 on March 24, 2011 (see Note 1), the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) became effective and all remaining common stock reserved for future grant or issuance under the 2004 Omnibus Share Plan and the 2008 Share Option Plan were added to the 2011 Plan. Shares of common stock reserved for issuance under the 2011 Plan consist of (a) 5,760,000 shares of common stock initially available for future grants under the 2011 Plan plus (b) 2,584,015 shares of common stock previously reserved but unissued under the 2004 and 2008 Option Plans that are now available for issuance under the 2011 Plan. To the extent outstanding awards under the 2004 and 2008 Option Plans are forfeited or lapse unexercised and would otherwise have been returned to the share reserves under the 2004 and 2008 Option Plans, the shares of common stock subject to such awards instead will be available for future issuance under the 2011 Plan. The Company’s board of directors administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options or restricted stock may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant.

Under the 2011 Plan, options granted are generally subject to a four-year vesting period whereby options become 25% vested after a one-year period and then vest monthly through the end of the vesting period. Vested options may be exercised up to ten years from the vesting commencement date, as defined in the 2011 Option Plan. Vested but unexercised options expire three months after termination of employment with the Company.

The Company has elected to recognize the compensation cost of all stock-based awards on a straight-line basis over the vesting period of the award. Further, the Company applied an estimated forfeiture rate to unvested awards when computing the share compensation expenses. The Company estimated the forfeiture rate for unvested awards based on its historical experience on employee turnover behavior and other factors.

Determining Fair Value of Stock Options

The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the options, which is generally four years.

The weighted average Black-Scholes model assumptions for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Expected term (in years)	5.4	5.4
Expected volatility	54%	54%
Risk-free interest rate	2.33%	2.32%
Expected dividend yield	—	—

Option and restricted stock activity under the 2011 Plan for the three months ended March 31, 2011 were as follows: (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding — December 31, 2010	2,871	17,723	$4.32	—	—
Additional shares reserved under the 2011 equity incentive plan (unaudited)	5,760	—	—	—	—
Granted (unaudited)	(611)	531	6.20	80	—
Exercised (unaudited)	—	(133)	3.58	—	—
Forfeited (unaudited)	265	(265)	4.81	—	—

Outstanding — March 31, 2011 (unaudited)	8,285	17,856		80

The Company granted 530,625 options on February 9, 2011 with an exercise of $6.20 per share. On January 25, 2011, an independent valuation specialist issued a report as of December 31, 2010 that indicated a fair value per share of stock of $6.20. Based on the proximity of this valuation report relative to the February 9, 2011 grants, and after considering the proximity to the Company’s initial public offering price of $10 per share in late March 2011, the value of the grants for financial reporting purposes was estimated to be $9.20 per share.

The weighted average grant-date fair value of employee stock options granted was $6.20 and $4.65 during the three months ended March 31, 2011 and 2010, respectively.

The Company accounts for all stock-based compensation to employees and directors, including grants of stock options, as stock-based compensation costs in the Condensed Consolidated Financial Statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period and increase additional paid-in capital.

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations (in thousands):

	March 31,
	2011	2010
	(unaudited)
Cost of revenue	$369	$274
Sales and marketing	921	703
Research and development	268	149
General and administrative	888	845

Total stock-based compensation	$2,446	$1,971

Employee Stock Purchase Plan

Concurrent with the effectiveness of our registration statement on Form S-1 on March 24, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “ESPP”) became effective and is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, domestic employees are eligible to purchase common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of the Company’s common stock on the first and last trading days of each six-month offering period.

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Three Months Ended March 31, 2011
(unaudited)
Expected term (in years)	0.39
Expected volatility	36%
Risk-free interest rate	0.18%
Expected dividend yield	—

A total of 900,000 shares of common stock have been reserved for issuance under the ESPP as of March 31, 2011. The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors. Through March 31, 2011, no shares have yet been issued under the ESPP.

Note 8 — Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers all eligible domestic employees who have attained 21 years of age and provide at least 20 hours of service per week. This plan allow U.S. employees to contribute up to 90% of their pre-tax salary in certain investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. The Company currently matches, up to an annual limit of $2,000, the first 3% of a participant’s contributions. Employer matching contributions, which may be discontinued at the Company’s discretion, amounted to $0.3 million and $0.2 million during the three months ended March 31, 2011 and 2010, respectively. Matching contributions by the Company are fully vested upon completion of the first year of employment.

Note 9 — Income Taxes

Effective March 1, 2011, the Company elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, and therefore became subject to federal and state tax expense beginning March 1, 2011. As a result of this tax election, the Company recorded a net deferred tax asset and a one-time non-cash tax benefit of $21.4 million. On March 24, 2011, the Company merged with two of its corporate equity holders. The Company recorded an additional deferred tax asset of $7.4 million and a corresponding adjustment to paid-in capital as a result of the merger. Prior to March 1, 2011, the Company was subject to income tax only at certain taxable subsidiaries.

The LLC will file tax returns as a partnership for the period from January 1, 2011 through February 28, 2011. The Company will file tax returns as a corporation for the period from March 1, 2011 through December 31, 2011. The Company’s provision for income taxes for interim reporting periods is based on an estimate of the effective tax rate for each of the periods described above. Significant management judgment is required in projecting ordinary income (loss) in order to determine the Company’s estimated effective tax rate.

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is not currently undergoing any examination of its income tax returns. The 2006 through 2010 tax years generally remain subject to examination by federal, state and foreign tax authorities. As of March 31, 2011, the Company did not have any unrecognized tax benefits that if recognized would impact the annual effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

Management assessed the realizability of deferred tax assets and determined that based on the available evidence, including a history of taxable income and estimates of future taxable income, it is more likely than not that the deferred tax assets will be realized. The Company will continue to evaluate its ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates the Company will adjust these estimates in future periods and, the Company may need to adjust the effective rate for the current year.

Note 10 — Reportable Segments

The Company’s operations are principally managed on a geographic basis and are comprised of three reportable and operating segments: NALA, EMEA, and APJ, as defined below.

The Company reports segment information based on the management approach. The management approach designates the internal reporting used by the Company’s Chief Operating Decision Maker (“CODM”), for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM is the Company’s Chief Executive Officer. The CODM allocates resources to and assesses the performance of each of the operating segment using information about its revenue and direct profit contribution, which is management’s measure of segment profitability. Management has determined that the Company’s reportable and operating segments are as follows, based on the information used by the CODM:

NALA—Includes operations from offices in San Francisco, California; Denver, Colorado and Nashville, Tennessee related primarily to end customer in North America.

EMEA—Includes operations from offices in Liverpool, United Kingdom and Dublin, Ireland related primarily to end customers in Europe.

APJ—Includes operations from offices in Kuala Lumpur, Malaysia and Singapore related primarily to end customers in Asia Pacific and Japan.

The Company does not allocate sales and marketing, research and development, or general and administrative expenses to its geographic regions because management does not include the information in its measurement of the performance of the operating segments. The Company excludes certain items such as stock-based compensation, overhead allocations and other items from direct profit contribution. Revenue for a particular geography reflects fees the Company earns from its customers for sales and renewals of maintenance, support and subscription contracts on their behalf and managed from the Company’s sales center in that geography.

Summarized financial information by geographic location based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Net revenue
NALA	$27,746	$20,223
EMEA	14,993	10,866
APJ	3,383	1,087

Total net revenue	$46,122	$32,176

Direct profit contribution
NALA	$14,803	$9,753
EMEA	7,442	4,158
APJ	20	336

Total direct profit contribution	22,265	14,247
Adjustments:
Stock-based compensation	(369)	(274)
Overhead allocations	(4,066)	(3,489)
Other	2,156	921

Gross Profit	$19,986	$11,405

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus, dated March 24, 2011, filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to the potential improvement in the profitability of new engagements over time, trends in merger and acquisition activity, trends in the software industry, our future costs of revenue, gross profit margins, sales and marketing, research and development and general and administrative expense, the sufficiency of our capital resources, and the impact of foreign currency exchange rate changes and inflation. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our prospectus dated March 24, 2011, filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

OVERVIEW

We manage the service contract renewals process for renewals of maintenance, support and subscription agreements on behalf of our customers. Our integrated solution consists of a suite of cloud applications, dedicated service sales teams working under our customers’ brands and a proprietary Service Revenue Intelligence Platform. By integrating software, managed services and data, we address the critical steps of the renewals process including data management, quoting, selling and service revenue business intelligence. Our business is built on our pay-for-performance model, whereby our revenues are based on the service renewals customers achieve with our solution.

Initial Public Offering

On March 24, 2011, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 30, 2011, at which time we sold 9,791,020 shares of our common stock and received cash proceeds of $87.7 million from this transaction, net of underwriting discounts and commissions and other costs associated with the offering including $2.6 million which remains payable as of March 31, 2011.

Oracle Settlement

For a limited number of historical customer arrangements that included both sales of customer service contracts and other payment collection and account management services, we recorded advances to and accrued payables to customers to account for the timing differences between when we collect cash from end customers and when we make payments to our customers. The accrued payable to customers balance at December 31, 2010 consisted primarily of net payments due to Sun Microsystems, Inc. from end customers renewing their service contracts with Sun Microsystems through us. Oracle terminated our contracts with Sun Microsystems effective as of September 30, 2010. In the first quarter of 2011, we paid amounts we owed to Sun Microsystems, net of amounts they owed to us, resulting in cash payments by us to Oracle/Sun of approximately $18.1 million which were funded from existing cash and borrowings under a revolving credit facility. We recognized $1.8 million in revenue in the quarter ended March 31, 2011 resulting from the settlement.

Factors Affecting our Performance

Sales Cycle. We sell our integrated solution to our customers through a sales organization. At the beginning of the sales process, our quota-carrying sales representatives contact prospective customers and educate them about our offerings. Educating prospective customers about the benefits of our solution can take time, as many of these prospects have not historically relied upon integrated solutions like ours for service revenue management, nor have they typically put out a formal request for proposal or otherwise made a decision to focus on this area. As part of the education process, we utilize our solutions design team to perform a Service Performance Analysis (“SPA”) of our prospect’s service revenue. The SPA includes an analysis of best practices and benchmarks the prospect’s service revenue against industry peers. Through the SPA process, which typically takes several weeks, we are able to assess the characteristics and size of the prospect’s service revenue, identify potential areas of performance improvement and formulate our proposal for managing the prospect’s service revenue. The length of our sales cycle for a new customer, inclusive of the SPA process and measured from our first formal discussion with the customer until execution of a new customer contract, is typically longer than six months.

We generally contract with new customers to manage a specified portion of their service revenue opportunity, such as the opportunity associated with a particular product line or technology, contract type or geography. We negotiate the customized terms of our customer contracts, including commission rates, based on the output of the SPA, including the areas identified for improvement. Once we demonstrate success to a customer with respect to the opportunity under contract, we seek to expand the scope of our engagement to include other opportunities with the customer. For some customers, we manage all or substantially all of their service contract renewals.

Implementation Cycle. After entering into an engagement with a new customer, and to a lesser extent after adding an engagement with an existing customer, we incur sales and marketing expenses related to the commissions owed to our sales personnel. The commissions are based on the estimated total contract value, a material portion of which is expensed upfront and the remaining portion of which is expensed over a period of eight to fourteen months, including commissions paid on multi-year contracts. We also make upfront investments in technology and personnel to support the engagement. These expenses are typically incurred one to three months before we begin generating sales and recognizing revenue. Accordingly, in a given quarter, an increase in new customers, and, to a lesser extent, an increase in engagements with existing customers, or a significant increase in the contract value associated with such new customers and engagements, will negatively impact our gross margin and operating margins until we begin to achieve anticipated sales levels associated with the new engagements.

Although we expect new customer engagements to contribute to our operating profitability over time, in the initial periods of a customer relationship, the near term impact on our profitability can be negative due to upfront costs we incur, the lower initial level of associated service sales team productivity and lack of mature data and technology integration with the customer. As a result, an increase in the mix of new customers as a percentage of total customers may initially have a negative impact on our operating results. Similarly, a decline in the ratio of new customers to total customers may positively impact our operating results. This is illustrated by our analysis of new customers signed in 2007, which generated a modest contribution margin (as defined below) of 1% for the 2007 fiscal year. However, during 2010, the same set of customers generated a contribution margin of approximately 50%. The initial lower margin is attributable in large part to the fact that we incurred significant costs in 2007 to hire and train the service sales teams for the new customer engagements, in addition to paying commissions to our own sales representatives for signing the new customers, prior to generating meaningful revenues from these customer engagements. The improvement in contribution margin over time is due primarily to the ramping of service sales team productivity, the decrease or absence of additional sales representative commission payments, and, to a lesser extent, improvement in data accuracy through technology and automation of processes.

We define contribution margin for a period as the excess of the revenue recognized from the customer over the estimated expenses for the period associated with supporting the customer and managing the service contract renewals process for them, expressed as a percentage of associated revenue. The expenses allocated to the customer include personnel costs associated with the service sales teams who support that customer, such as salaries and benefits, allocated management overhead expenses based on a percentage of revenue and service sales commissions. These expenses exclude the allocation of costs associated with use of infrastructure, facilities and company-wide resources that are available to all service sales teams.

Although we believe the estimates and assumptions we used to estimate the expenses are reasonable, the estimated expenses and resulting contribution margin could vary significantly from the amounts disclosed above had we used different estimates and assumptions. Moreover, we cannot assure you that we will experience similar contribution margins from customers added in other years or in future periods. You should not rely on the estimated expenses or contribution margin as being indicative of our future performance. Because of our growing customer base, we expect that there will be times when large numbers of our customers are in the initial phases of their relationship with us or have a material expansion of their existing engagements with us. In these scenarios, our operating results will be negatively impacted over the near term.

Contract Terms. Under our pay-for-performance model, we earn commissions based on the value of service contracts we sell on behalf of our customers. In some cases, we earn additional performance-based commissions for exceeding pre-determined service renewal targets. These commissions, including performance-based commissions, represent substantially all of our revenue.

Since 2009, our new customer contracts have typically had a term of 36 months, although we sometimes have contract terms of up to 60 months. Older customer contracts typically have a term of 12 months. Our contracts generally require our customers to deliver a minimum value of qualifying service revenue contracts for us to renew on their behalf during a specified period. To the extent that our customers do not meet their minimum contractual commitments over a specified period, they may be subject to fees for the shortfall. Our customer contracts are cancelable on relatively short notice, subject in most cases to the payment of an early termination fee by the customer. The amount of this fee is based on the length of the remaining term and value of the contract.

We typically invoice our customers on a monthly basis based on commissions we earn during the prior month, and with respect to performance-based commissions, on a quarterly basis based on our overall performance during the prior quarter. Amounts invoiced to our customers are recognized as revenue in the period in which our services are performed or, in the case of performance commissions, when the performance condition is determinable. Because the invoicing for our services generally coincides with or immediately follows the sale of service contracts on behalf of our customers, we do not generate or report a significant deferred revenue balance. However, the combination of minimum contractual commitments, combined with our success in generating improved renewal rates for our customers, and our customers’ historical renewal rates, provides us with revenue visibility. In addition, the performance improvement potential identified by our SPA process provides us with revenue visibility for new customers.

M&A Activity. Our customers in the technology sector participate in an active environment for mergers and acquisitions. Large technology companies have maintained active acquisition programs to increase the breadth and depth of their product and service offerings and small and mid-sized companies have combined to better compete with large technology companies. A number of our customers have merged, purchased other companies or been acquired by other companies. We expect merger and acquisition activity to continue to occur in the future.

The impact of these transactions on our business can vary. Acquisitions of other companies by our customers can provide us with the opportunity to pursue additional business to the extent the acquired company is not already one of our customers. Similarly, when a customer is acquired, we may be able to use our relationship with the acquired company to build a relationship with the acquirer. In some cases we have been able to maintain our relationship with an acquired customer even where the acquiring company handles its other service contract renewals through internal resources. In other cases, however, acquirers have elected to terminate or not renew our contract with the acquired company. For example, Oracle terminated our contracts with Sun Microsystems effective as of September 30, 2010 and had previously terminated our contract with another customer, BEA Systems, in April 2008.

Economic Conditions. An improving economic outlook generally has a positive, but mixed, impact on our business. As with most businesses, improved economic conditions can lead to increased end customer demand and sales. In particular, within the technology sector, we believe that the recent economic downturn led many companies to cut their expenses by choosing to let their existing maintenance, support and subscription agreements lapse. An improving economy may have the converse effect.

However, an improving economy may also cause companies to purchase new hardware, software and other technology products, which we generally do not sell on behalf of our customers, instead of purchasing maintenance, support and subscription services for existing products. To the extent this occurs, it would have a negative impact on our opportunities in the near term that would partially offset the benefits of an improving economy.

Adoption of “Software-as-a-Service” Solutions. Within the software industry, there is a growing trend toward providing software to customers using a software-as-a-service model. Under this model, software-as-a-service companies provide access to software applications to customers on a remote basis, and provide their customers with a subscription to use the software, rather than licensing software to their customers. Software-as-a-service companies face a distinct set of challenges with respect to customer renewals, given the potentially lower switching costs for customers utilizing their solutions, and are more reliant on renewals for their long-term revenues than traditional software companies. Given the strategic importance of renewals to their model, software-as-a-service companies may be less inclined than traditional software companies to rely on third-party solutions such as ours to manage the sale of renewals of subscription contracts. We have tailored our solution to address the needs of software-as-a-service companies in this area and expect to continue to develop and enhance our solution as this market grows.

Basis of Presentation

Net Revenue

Substantially all of our net revenue is attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our customers. We generally invoice our customers for our services in arrears on a monthly basis for sales commissions, and on a quarterly basis for certain performance sales commissions; accordingly, we typically have no deferred revenue related to these services. We do not set the price, terms or scope of services in the service contracts with end customers and do not have any obligations related to the underlying service contracts between our customers and their end customers.

For a limited number of historical engagements, our services included the sale of service contracts as well as the related invoicing and cash collections on behalf of customers. Under these arrangements, commissions are considered earned when we receive cash payment from end customers. As of March 31, 2011, we no longer had any such customer engagements.

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been insignificant. Subscription fees are accounted for separately from commissions and they are billed on either a monthly or quarterly basis in advance and revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. For the three months ended March 31, 2011 and 2010, our top ten customers in each period accounted for 52% and 58% of our net revenue, respectively. In addition, during the same periods, Sun Microsystems accounted for 4%, and 15% of our net revenue, respectively. As discussed above, Oracle terminated our contracts with Sun Microsystems effective as of September 30, 2010. In connection with a settlement agreement with Oracle on February 28, 2011, we recognized net revenue of approximately $1.8 million in the first quarter of 2011 from Sun Microsystems from fees associated with the transition of remaining active end user contracts to Oracle, the termination of the related account management services and as a result of our net final payment to Oracle being less than estimated as of December 31, 2010.

Our business is geographically diversified. During the first quarter of 2011, 60% of our net revenue was earned in North America and Latin America (“NALA”), 33% in Europe, Middle East and Africa (“EMEA”) and 7% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography.

Cost of Revenue and Gross Profit

Our cost of revenue consists primarily of compensation, which includes salary, bonuses, benefits and stock-based compensation related to our service sales teams. Cost of revenue also includes allocated overhead costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with a third-party data center where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. Our overhead costs are allocated to all departments based on headcount. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under “—Factors Affecting Our Performance—Implementation Cycle.”

Operating Expenses

Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of compensation and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment and we recognize expense over a period that is generally between eight and fourteen months following the execution of the applicable contract. We currently expect sales and marketing expense to increase on an absolute basis and as a percentage of revenue in the near term based on commissions earned on customer contracts entered into in prior periods, as well as continued investments in sales and marketing personnel and programs as we expand our business domestically and internationally.

Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products and adding new features to our existing technology platform. In addition, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending, and the related expenses and capitalized costs, to increase on an absolute basis as a percentage of revenue in the near term as we continue to invest in our technology platform and cloud applications.

General and Administrative. General and administrative expenses consist primarily of compensation for our executive, human resources, finance and legal functions, and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses. We expect that our general and administrative expenses will increase on an absolute basis and as a percentage of revenue in the near term as our operations continue to expand and as a result of incremental personnel, informational technology and other costs associated with being a publicly-traded company.

Other Income (Expense)

Other income (expense) consists primarily of interest expense associated with borrowings under our credit facility and foreign exchange transaction gains and losses, partially offset by an insignificant amount of interest income.

Income Tax (Benefit) Provision

Prior to March 1, 2011, we conducted our U.S. operations through ServiceSource International, LLC (the “LLC”), a pass-through entity for tax purposes that filed its income tax return as a partnership for federal and state income tax purposes, and through LLC’s wholly-owned U.S. taxable subsidiary. Effective March 1, 2011, the LLC elected to be taxable as a corporation for U.S. Federal and State tax purposes. Accordingly, ServiceSource International, Inc., formerly the LLC, is subject to normal U.S. corporation income taxes beginning March 1, 2011. We also have several subsidiaries formed in foreign jurisdictions, which are subject to local income taxes.

Results of Operations

The table below sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results presented below is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net revenue	$46,122	$32,176
Cost of revenue	26,136	20,771

Gross profit	19,986	11,405

Operating expenses
Sales and marketing	11,105	7,604
Research and development	2,713	1,018
General and administrative	7,853	3,970

Total operating expenses	21,671	12,592

Loss from operations	(1,685)	(1,187)
Other expense, net	(858)	(406)

Loss before income taxes	(2,543)	(1,593)
Income tax (benefit) provision	(19,959)	177

Net income (loss)	$17,416	$(1,770)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$369	$274
Sales and marketing	921	703
Research and development	268	149
General and administrative	888	845

Total stock-based compensation	$2,446	$1,971

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended March 31,
	2011	2010
	(as % of net revenue)
Net revenue	100%	100%
Cost of revenue	57%	65%

Gross profit	43%	35%

Operating expenses
Sales and marketing	24%	24%
Research and development	6%	3%
General and administrative	17%	12%

Total operating expenses	47%	39%

Loss from operations	(4)%	(3)%

Net Revenue

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue by geography:
NALA	$27,746	60%	$20,223	63%	$7,523	37%
EMEA	14,993	33%	10,866	34%	4,127	38%
APJ	3,383	7%	1,087	3%	2,296	211%

Total net revenue	$46,122	100%	$32,176	100%	$13,946	43%

Net revenue increased $13.9 million, or 43%, for the first quarter of 2011, compared to the first quarter of 2010. The increase in net revenue reflects an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2010, partially offset by a decrease in revenue from Sun Microsystems from $4.8 million in the first quarter of 2010 to $1.8 million in the first quarter of 2011 comprised principally of a settlement fee. APJ and EMEA revenues increased 54% for the first quarter of 2011 as compared to the first quarter of 2010 with this growth supported by the addition of new service sales centers in APJ and EMEA in the last half of 2010.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,			%
	2011	2010	Change	Change
	(in thousands)
Cost of revenue	$26,136	$20,771	$5,365	26%
Includes stock-based compensation of:	369	274	95
Gross profit	19,986	11,405	8,581	75%
Gross profit percentage	43%	35%		8%

The 26% increase in our cost of revenue in the first quarter of 2011 reflected an increase in the number of service sales personnel, primarily in APJ and EMEA, resulting in a $4.7 million increase in compensation and a $0.6 million increase in allocated costs for facilities, including incremental facility costs related to facilities opened in 2010 in EMEA and APJ, and greater allocations for information technology and depreciation. The increase in gross profit percentage resulted from higher revenue related to the ramp up of our new engagements, a shift of certain service sales personnel to sales service centers in Singapore and Dublin and our global sales operations center in Kuala Lumpur which have lower operating costs relative to San Francisco. Our improved gross margin in the first quarter of 2011 relative to the prior year also resulted from the recognition of $1.8 million of revenue from Sun Microsystems which had no direct costs associated with it.

Operating Expenses

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$11,105	24%	$7,604	24%	$3,501	46%
Research and development	2,713	10%	1,018	5%	1,695	167%
General and administrative	7,853	39%	3,970	35%	3,883	98%

Total operating expenses	$21,671	47%	$12,592	39%	$9,079	72%

Includes stock-based compensation of:
Sales and marketing	$921		$703		$218
Research and development	268		149		119
General and administrative	888		845		43

Total	$2,077		$1,697		$380

Sales and marketing expenses

The 46% increase in sales and marketing expenses in the first quarter of 2011 reflected an increase in the number of sales and marketing personnel, primarily in APJ and EMEA, and higher sales commissions resulting in a $2.8 million increase in compensation. The increase also resulted from a $0.2 million increase in expenses due to marketing programs and a $0.2 million increase in allocated costs as compared to the prior year. The increase in headcount reflected our investment in sales and marketing resources aimed at expanding our customer base.

Research and development expenses

The increase in research and development expense in the first quarter of 2011 reflected an increase in the number of research and development personnel primarily in NALA, resulting in a $1.2 million increase in compensation, a $1.3 million increase in outside consulting services related to contract research and development services and a $0.2 million increase in allocated costs. The increase was offset by capitalization of $1.1 million of labor and third party costs for development of our internal-use software in the first quarter of 2011 as compared to $0.7 million capitalized costs in the first quarter of 2010. The increase in our spending on research in development reflects our continued investment in the development of additional cloud based applications designed to enable greater operational efficiencies and enhanced functionality for our customers.

General and administrative expenses

The 98% increase in general and administrative expense in the first quarter of 2011 as compared to the first quarter of 2010 reflected a $1.9 million increase in compensation due to an increase in headcount in the general and administrative function across all geographic segments, a $1.1 million increase in professional fees primarily related to expenses incurred in connection with our initial public offering and related costs of being a public company and a $0.4 million increase in expense for indirect taxes.

Other Expense, Net

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Other expense, net	$858	2%	$406	1%	$452	111%

The increase in other expense in the first quarter of 2011 primarily resulted from a $0.3 million increase in losses on foreign exchange transactions due in part to a decline in the value of the U.S. dollar relative to international currencies, most notably the Euro. Also contributing to the rise in other expense was a $0.1 million charge to reduce the carrying value of deferred debt issuance costs as a result of replacing an existing credit facility with a new facility in February 2011.

Income Tax (Benefit) Provision

	March 31,			%
	2011	2010	Change	Change
	(in thousands)
Income tax (benefit) provision	$(19,959)	$177	$(20,136)	*

*	Not meaningful

In the current quarter, we recorded a one-time non-cash tax benefit of $21.4 million, as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. Excluding the impact of this item, our effective tax rate for the three months ended March 31, 2011 was 82% due principally to projected losses in a foreign subsidiary subject to a tax rate lower than the US federal rate. The computation of the effective tax rate does not include losses incurred by the Company prior to March 1, 2011 when it became subject to taxation as a corporation.

Liquidity and Capital Resources

As of March 31, 2011, our principal sources of liquidity were our cash of $73.9 million and $30.0 million available under our revolving credit facility, which was subsequently reduced to $20.0 million, effective May 1, 2011. Our primary operating cash requirements include the payment of compensation and related costs, working capital requirements related to accounts receivable, accounts payable and prepaid expenses, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities and to a lesser extent from borrowings under various credit facilities. We believe our existing cash and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Initial Public Offering

On March 24, 2011, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 30, 2011, at which time we sold 9,791,020 shares of our common stock and received cash proceeds of $87.7 million from this transaction, net of underwriting discounts and commissions and other costs associated with the offering including $2.6 million which remains payable as of March 31, 2011.

Credit Facility

As of December 31, 2010, we had $15.5 million outstanding under a term loan. No balance was outstanding under the revolving credit facility at December 31, 2010 and $1.6 million was outstanding at that date under a letter of credit as required under an operating lease agreement for office space. We had $5.9 million available for borrowing under the revolving credit facility at December 31, 2010 and we were in compliance with all covenants.

In January 2011 the credit facility was amended to (i) increase the maximum commitment amount under the revolving credit facility from $7.5 million to $12.5 million, (ii) eliminate the fixed charge coverage ratio test for the twelve month period ending March 31, 2011 only, (iii) require us to maintain a minimum liquidity level of $10 million based on unrestricted cash balances held in the U.S. and available borrowings under the revolving credit facility, as defined therein, from and after May 15, 2011, and (iv) allow for the planned conversion of the LLC to a taxable corporation, an initial public offering of our common stock and other specified transactions related to us.

On February 24, 2011, we entered into a Second Amended and Restated Credit Agreement (the “New Revolver”) with the same financial institution that replaced our prior credit facility and all of the amendments to the prior credit facility. The primary purpose of the amendment and restatement was, among other things, to provide certain provisions in contemplation of our initial public offering, consolidate all previous amendments that were in effect, retire and eliminate the term loan under the credit facility and increase the revolving credit facility from $15.0 million to $30.0 million. The New Revolver retired the term loan under the prior credit facility without any prepayment premium and converted such balances to a balance outstanding under the new revolving credit facility. In connection with the prepayment of the credit facility, we recognized a loss on extinguishment of debt of $0.1 million related to the write-off of unamortized debt issuance costs. The loss on extinguishment of debt was recorded as other income (expense), net in our Condensed Consolidated Statements of Operations. In connection with the refinancing, we capitalized $0.2 million of deferred debt issuance costs on our Condensed Consolidated Balance Sheets, which are being amortized on a straight-line basis over the remaining term of the New Revolver.

Balances outstanding on the New Revolver are collateralized by substantially all of our assets. The New Revolver provides letters of credit for our account of the Company up to a maximum of $5.0 million. Outstanding letters of credit reduce the maximum available borrowing under the New Revolver. The New Revolver expires on February 25, 2013.

Borrowings on the New Revolver, including amounts outstanding under letter of credit, bear interest at either: (i) the LIBOR Rate plus an additional margin; or (ii) the Base Rate (i.e., prime rate) plus an additional margin. The additional margin is determined based on our financial leverage ratio. In addition to converting the $15.5 million outstanding on our term loan to a balance outstanding under the New Revolver, we also drew down an additional $7.9 million in connection with payments to Oracle in connection with the termination of our engagements with Sun Microsystems and to fund our operations. On March 30, 2011, net proceeds from our initial public offering were used to prepay $23.4 million borrowed under the New Revolver. At March 31, 2011, borrowings under the New Revolver consisted of a letter of credit in the amount of $1.6 million.

The New Revolver provides for a non-use fee of 0.50% per annum based on the average monthly available borrowing base and a fee on the unused portion of the letter of credit commitment, accruing at a rate per annum ranging from 3.00% to 3.75% based on our leverage ratio and whether we consummated our initial public offering.

We have the option to reduce the maximum New Revolver commitment. Each reduction must be in an amount not less than $5.0 million and in aggregate not more than $10.0 million. Once reduced, commitments under the New Revolver cannot be increased. No reductions are permitted 90 days after the consummation of our initial public offering of our stock. In April 2011, we reduced our maximum borrowing under the New Revolver to $20.0 million, effective May 1, 2011. The lenders also have the option to reduce the commitment under the New Revolver in the event a contract with a customer who represented 15% of revenue for any consecutive twelve-month period is terminated or in the event of a series of customer contract terminations, which in the aggregate represented more than 20% of consolidated revenues for the most recent twelve-month period. Under these circumstances, the lenders would have the discretion to reduce the commitment under the New Revolver by the aggregate amount of termination fees received that are related to the cancelled contracts. The New Revolver can be terminated by us and is subject to a fee if terminated on or before February 24, 2013 equal to 1.0% of the maximum revolver commitment in effect on the date of termination.

The New Revolver has various restrictive financial covenants, which include maintaining a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, a minimum liquidity ratio and restrictions, subject to certain exceptions, under which we can make distributions to our equityholders. Distributions to fund tax obligations of our equityholders are permitted so long as there are no events of default, including compliance with financial covenants, immediately prior to or after giving effect to any such distribution. Distributions other than those to fund our equityholders’ tax obligations are, among other things, subject to us achieving specified levels of earnings before interest, taxes, depreciation and amortization or maintaining minimum levels of cash as defined in the New Revolver. At March 31, 2011 we were in compliance with our borrowing covenants.

Summary Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(21,493)	$4,759
Net cash used in investing activities	(2,757)	(1,411)
Net cash provided by (used in) financing activities	75,050	(2,766)
Net increase in cash, net of impact of foreign exchange changes on cash	$51,231	$543

Operating Activities

Net cash used in operating activities were $21.5 million during the three months ended March 31, 2011. Our net income during the period was $17.4 million, which reflected a one-time non-cash tax benefit of $21.4 million, as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation, adjusted by non-cash charges of $1.9 million for depreciation and amortization and $2.4 million for stock-based compensation. Cash used for operations in the first quarter of 2011 principally resulted from $18.1 million in payments to Oracle and the related settlement of accrued payables owed to Oracle/Sun and amounts owed to us by Oracle/Sun. Additional sources of cash resulted from changes in our working capital, including a $1.1 million decrease in prepaid expenses, a $0.5 million increase in other accrued liabilities, a $0.9 million increase in accrued compensation and benefits, partially offset by a $6.3 million decrease in accounts receivable.

Net cash provided by operating activities in the three months ended March 31, 2010 was driven by our net loss of $1.7 million, adjusted by non-cash charges of $1.4 million for depreciation and amortization and $2.0 million for stock-based compensation. Additional sources of cash resulted from changes in our working capital, including a $3.7 million increase in accrued payables to customers, consisting of amounts owed to Oracle from end customers with respect to our Sun Microsystems engagements, a $1.8 million increase in other accrued liabilities, a $0.7 million increase in accounts payable, and a $2.9 decrease in accounts receivable.

Investing Activities

During the three months ended March 31, 2011 and 2010, net cash used in investing activities was $2.8 million and $1.4 million, respectively, and related to the purchase of property and equipment, including costs capitalized for development of internal-use software.

Financing Activities

Cash provided by financing activities were $75.1 million during the three months ended March 31, 2011 comprised primarily of proceeds from our IPO, net of issuance costs, of $90.3 million of which $2.6 million of issuance costs remain unpaid and are expected to be paid in the second quarter of 2011, partially offset by $15.6 million in net payments to payoff our term loan and payment of capital lease obligations.

During the three months ended March 31, 2010, cash used in financing activities was $2.7 million primarily resulting from a $2.5 million cash distribution to our equityholders as required under our limited liability company agreement and principal payments on our term loan.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and computer equipment. At March 31, 2011, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$1,639	$640	$631	$160	$208
Operating lease obligations	26,757	4,916	15,873	3,906	2,062

	$28,396	$5,556	$16,504	$4,066	$2,270

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, capitalized internal-use software and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our prospectus dated March 24, 2011, filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission.

Recent Accounting Pronouncements

The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recent Accounting Pronouncements,” is incorporated by reference into this Item  2.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To date, we have not used derivative instruments to mitigate the impact of our market-risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Canadian dollar, Singapore dollar and Japanese Yen. To date, we have not entered into any foreign currency hedging contracts, but may consider entering into such contracts in the future. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our solution from our sales centers. However, our global sales operations center in Kuala Lumpur incurs costs in the Malaysian Ringgit but we do not generate revenue or cash proceeds in this currency and, as a result, have some related foreign currency risk exposure. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Disclosure controls and procedures: Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation or threatened litigation in the general nature of business. We do not believe the resolution of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our quarterly results of operations may fluctuate as a result of numerous factors, many of which may be outside of our control.

Our quarterly operating results are likely to fluctuate. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers and retain existing customers;

•	fluctuations in the value of end customer contracts delivered to us;

•	fluctuations in close rates;

•	changes in our commission rates;

•	seasonality;

•	loss of customers for any reason including due to acquisition;

•	the mix of new customers as compared to existing customers;

•	the length of the sales cycle for our solution, and our level of upfront investments prior to the period we begin generating sales associated with such investments;

•	the timing of customer payments and payment defaults by customers;

•	the amount and timing of operating costs and capital expenditures related to the operations of our business;

•	the rate of expansion and productivity of our direct sales force;

•	the cost and timing of the introduction of new technologies or new services, including additional investments in our cloud applications;

•	general economic conditions;

•	technical difficulties or interruptions in delivery of our solution;

•	changes in foreign currency exchange rates;

•	changes in the effective tax rates;

•	regulatory compliance costs, including with respect to data privacy;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the impact of new accounting pronouncements.

Many of the above factors are discussed in more detail elsewhere in these Risk Factors. Many of these factors are outside our control, and the variability and unpredictability of such factors could result in our failing to meet our revenue or operating results expectations for a given period. In addition, the occurrence of one or more of these factors might cause our operating results to vary widely which could lead to negative impacts on our margins, short-term liquidity or ability to retain or attract key personnel, and could cause other unanticipated issues. Accordingly, we believe that quarter-to-quarter comparisons of our revenue, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

The market for our solution is relatively undeveloped and may not grow.

The market for service revenue management is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to manage the sales of their support, maintenance and subscription contracts. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal service revenue organizations and therefore may be reluctant to switch to a solution such as ours. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their sales activities and customer relations, concerns about end customer reaction, a belief that they can sell their support, maintenance and subscription services more cost-effectively using their internal sales organizations, perceptions about the expenses associated with changing to a new approach and the timing of expenses once they adopt a new approach, general reluctance to adopt any new and different approach to old ways of doing business, or other considerations that may not always be evident. New concerns or considerations may also emerge in the future. Particularly because our market is undeveloped, we must address our potential customers concerns and explain the benefits of our approach in order to convince them to change the way that they manage the sales of support, maintenance and subscription contracts. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our solution are sufficient, then the market for our solution may not develop as we anticipate and our business will not grow.

Our estimates of service revenue opportunity under management and our analysis of renewal rates and other metrics may prove inaccurate.

We use various estimates in formulating our business plans and analyzing our potential and historical performance, including our estimate of service revenue opportunity under management. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate.

Service revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell on behalf of our customers over the subsequent twelve-month period. Opportunity under management is not a measure of our expected revenue. We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by customers in past periods, the minimum value of end customer contracts that our customers are required to give us the opportunity to sell pursuant to the terms of their contracts with us, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by customers, the value of end customer contracts included in the Service Performance Analysis (“SPA”) and collaborative discussions with our customers assessing their expectations as to the value of service contracts that they will make available to us for sale. While the minimum value of end customer contracts that our customers are required to give us represents a portion of our estimated opportunity under management, a significant portion of the opportunity under management is estimated based on the other factors described above.

When estimating service revenue opportunity under management and other similar metrics, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given twelve-month period to differ from our estimate of opportunity under management. These factors include:

•	the extent to which customers deliver a greater or lesser value of end customer contracts than may be required or otherwise expected;

•	roll-overs of unsold service contract renewals from prior periods to the current period or future periods;

•	changes in the pricing or terms of service contracts offered by our customers;

•	increases or decreases in the end customer base of our customers;

•	the extent to which the renewal rates we achieve on behalf of a customer early in an engagement affect the amount of opportunity that the customer makes available to us later in the engagement;

•	customer cancellations of their contracts with us due to acquisitions or otherwise; and

•	changes in our customers’ businesses, sales organizations, sales processes or priorities.

In addition, opportunity under management reflects our estimate for a forward twelve-month period and should not be used to estimate our opportunity for any particular quarter within that period. The value of end customer contracts actually delivered during a twelve-month period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our customers and their end customers.

In addition, we analyze various metrics in evaluating our potential and historical performance. We analyze the renewal rates we achieve on behalf of our customers. We compare the renewal rates we achieve on behalf of our customers to the renewal rates that we calculate during the SPA, based on the data provided to us by the customer. In calculating renewal rates, we cannot provide any assurance as to the accuracy or completeness of the customer renewal data we receive during the SPA. To the extent that the actual data and information provided by our customers for use in the SPA is inaccurate, insufficient or misrepresents the contracts we would receive for renewal in future periods, our calculation of renewal rates may be inaccurate.

We also analyze our contribution margin for a period as the excess of the revenue recognized from a customer over the estimated expenses for the period associated with supporting the customer and managing the service contract renewals process for them, expressed as a percentage of associated revenue. Although we believe the estimates and assumptions we use in calculating contribution margin are reasonable, the estimated expenses and resulting contribution margin could vary significantly from the amounts disclosed herein had we used different estimates and assumptions. Moreover, we cannot assure you that we will experience similar contribution margins from customers added in other years or in future periods. You should not rely on the estimated expenses or contribution margin as being indicative of our future performance. Because of our growing customer base, we expect that there will be times when large numbers of our customers are in the initial phases of their customer relationship with us or have a material expansion of their existing engagements with us. In these scenarios, we may not be able to achieve profitability even if many of our customer relationships generate a positive contribution margin.

If close rates fall short of our predictions, our revenue will suffer and our ability to grow and achieve broader market acceptance of our solution could be harmed.

Given our pay-for-performance pricing model, our revenue is directly tied to close rates. Close rates represent the percentage of the actual opportunity delivered that we renew on behalf of our customers. If the close rate for a particular customer is lower than anticipated, then our revenue for that customer will also be lower than projected. If close rates fall short of expectations across a broad range of customers, or if they fall below expectations for a particularly large customer, then the impact on our revenue and our overall business will be significant. In the event close rates are lower than expected for a given customer, our margins will suffer because we will have already incurred a certain level of costs in both personnel and infrastructure to support the engagement. This risk is compounded by the fact that many of our customer relationships are terminable if we fail to meet certain specified sales targets over a sustained period of time. If actual close rates fall to a level at which our revenue and customer contracts are at risk, then our financial performance will decline and we will be severely compromised in our ability to retain and attract customers. Increasing our customer base and achieving broader market acceptance of our solution depends, to a large extent, on how effectively our solution increases service sales. As a result, poor performance with respect to our close rates, in addition to causing our revenue, margins and earnings to suffer, will likely damage our reputation and prevent us from effectively developing and maintaining awareness of our brand or achieving widespread acceptance of our solution, in which case we could fail to grow our business and our revenue, margins and earnings would suffer.

Our revenue will decline if there is a decrease in the overall demand for our customers’ products and services for which we provide service revenue management.

Our revenue is based on a pay-for-performance model under which we are paid a percentage commission based on the service contracts we sell on behalf of our customers. If a particular customer’s products or services fail to appeal to its end customers, our revenue may decline. In addition, if end customer demand decreases for other reasons, such as negative news regarding our customers or their products, unfavorable economic conditions, shifts in strategy by our customers away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our customers’ service contracts declines.

If there is a widespread shift away from business consumers purchasing maintenance and support service contracts, we could be adversely impacted if we are not able to adapt to new trends or expand our target markets.

As a result of our historical concentration in the software and hardware industries, a significant portion of our revenue comes from the sale of maintenance and support service contracts for the software and hardware products used by our customers’ end customers. Although we also sell other types of renewals, such as subscriptions to software-as-a-service offerings, those sales have to date constituted a relatively small portion of our revenue. The emergence of cloud computing and other alternative technology purchasing models, in which technology services are provided on a remote-access basis, may have a significant impact on the size of the market for traditional maintenance and support contracts. If these alternative models continue gaining traction and reduce the size of our traditional market, we will need to continue to adapt our solution to capitalize on these trends or our results of operations will suffer.

If we are unable to compete effectively against current and future competitors, our business and operating results will be harmed.

The market for service revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon technology ranging from Excel spreadsheets to internally-developed software to customized versions of traditional business intelligence tools and CRM or ERP software from vendors such as Oracle, SAP, salesforce.com and NetSuite. Some companies have made further investments in this area using firms such as Accenture and McKinsey for technology consulting and education services focused on service renewals. These internally-developed solutions represent the primary alternative to our integrated approach. We also face direct competition from smaller companies that offer specialized service revenue management solutions, typically providing technology for their customers to use internal personnel for their sales efforts.

We believe the principal competitive factors in our markets include the following:

•	service revenue industry expertise, best practices, and benchmarks;

•	performance-based pricing of solutions;

•	ability to increase service revenue, renewal rates, and close rates;

•	global capabilities;

•	completeness of solution;

•	ability to effectively represent customer brands to end customers and channel partners;

•	size of upfront investment; and

•	size and financial stability of operations.

We believe that more competitors will emerge. These competitors may have greater name recognition, longer operating histories, well-established relationships with customers in our markets and substantially greater financial, technical, personnel and other resources than we have. Potential competitors of any size may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer or end customer requirements. Even if our solution is more effective than competing solutions, potential customers might choose new entrants unless we can convince them of the advantages of our integrated solution. We expect competition and competitive pressure, from both new and existing competitors, to increase in the future.

The loss of one or more of our key customers could slow our revenue growth or cause our revenue to decline.

A substantial portion of our revenue has to date come from a relatively small number of customers. During the three months ended March 31, 2011, our top ten customers accounted for 52% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

Consolidation in the technology sector is continuing at a rapid pace, which could harm our business in the event that our customers are acquired and their contracts are cancelled.

Consolidation among technology companies in our target market has been robust in recent years, and this trend poses a risk for us. Acquisitions of our customers could lead to cancellation of our contracts with those customers by the acquiring companies and could reduce the number of our existing and potential customers. For example, Oracle has acquired a number of our customers in recent years, including our then largest customer, Sun Microsystems, in January 2010, and another customer, BEA Systems, in April 2008. Oracle has elected to terminate our service contracts with each customer because Oracle conducts its service revenue management internally. If mergers and acquisitions in the technology industry continue unabated or increase, we expect that some of the acquiring companies, and Oracle in particular, will terminate, renegotiate and/or elect not to renew our contracts with the companies they acquire, which could reduce our revenue.

Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we cannot scale our operations and increase productivity, we may be unsuccessful in implementing our business plan.

Since 2003, we have experienced significant growth in our customer base, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in sales personnel, information technology, infrastructure and research and development spending will be required to:

•	scale our operations and increase productivity;

•	address the needs of our customers;

•	further develop and enhance our solution and offerings;

•	develop new technology; and

•	expand our markets and opportunity under management, including into new industry verticals and geographic areas.

Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures, and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations successfully and increase productivity, our overall business will be at risk.

We enter into long-term, commission-based contracts with our customers, and our failure to correctly price these contracts may negatively affect our profitability.

We enter into long-term contracts with our customers that are priced based on multiple factors determined in large part by the SPA we conduct for our customers. These factors include opportunity size, anticipated close rates and expected commission rates at various levels of sales performance. Some of these factors require forward looking assumptions that may prove incorrect. If our assumptions are inaccurate, or if we otherwise fail to correctly price our customer contracts, particularly those with lengthy contract terms, then our revenue, profitability and overall business operations may suffer. Further, if we fail to anticipate any unexpected increase in our cost of providing services, including the costs for employees, office space or technology, we could be exposed to risks associated with cost overruns related to our required performance under our contracts, which could have a negative effect on our margins and earnings.

Many of our customer contracts allow termination for failure to meet certain performance conditions.

Although most of our customer contracts are subject to multi-year terms, these agreements often have termination rights if we fail to meet specified sales targets. During the SPA and contract negotiation phase with a customer, we typically negotiate minimum performance levels for the engagement. If we fail to meet our required targets and our customers choose to exercise their termination rights, our revenue could decline. These termination rights may also create instability in our revenue forecasts and other forward looking financial metrics.

Our business may be harmed if our customers rely upon our service revenue forecasts in their business and actual results are materially different.

The contracts that we enter into with our customers provide for sharing of information with respect to forecasts and plans for the renewal of maintenance, support and subscription agreements of our customers. Our customers may use such forecasted data for a variety of purposes related to their business. Our forecasts are based upon the data our customers provide to us, and are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. In addition, these forecasted expectations are based upon historical trends and data that may not be true in subsequent periods. Any material inaccuracies related to these forecasts could lead to claims on the part of our customers related to the accuracy of the forecasted data we provide to them, or the appropriateness of our methodology. Any liability that we incur or any harm to our brand that we suffer because of inaccuracies in the forecasted data we provide to our customers could impact our ability to retain existing customers and harm our brand and, ultimately, our business.

Changing global economic conditions and large scale economic shifts may impact our business.

Our overall performance depends in part on worldwide economic conditions that impact the technology and technology-enabled healthcare and life sciences industries. For example, the recent economic downturn resulted in many businesses deferring technology investments, including purchases of new software, hardware and other equipment, and purchases of additional or supplemental maintenance, support and subscription services. To a certain extent, these businesses also slowed the rate of renewals of maintenance, support and subscription services for their existing technology base. A future downturn could cause business customers to stop renewing their existing maintenance, support and subscription agreements or contracting for additional maintenance services as they look for ways to further cut expenses, in which case our business could suffer.

Conversely, a significant upturn in global economic conditions could cause business purchasers to purchase new hardware, software and other technology products, which we generally do not sell, instead of renewing or otherwise purchasing maintenance, support and subscription services for their existing products. A general shift toward new product sales could reduce our near term opportunities for these contracts, which could lead to a decline in our revenue.

Our inability to expand our target markets could adversely impact our business and operating results.

We derive substantially all of our revenue from customers in certain sectors in the technology and technology-enabled healthcare and life sciences industries, and an important part of our strategy is to expand our existing customer base and win new customers in these industries. In addition, because of the service revenue opportunities that we believe exist beyond these industries, we intend to target new customers in additional industry vertical markets. In connection with the expansion of our target markets, we may not have familiarity with such additional industry verticals, and our execution of such expansion could face risks where our Service Revenue Intelligence Platform is less developed within a particular new vertical. We may encounter customers in these previously untapped markets that have different pricing and other business sensitivities than we are used to managing. As a result of these and other factors, our efforts to expand our solution to additional industry vertical markets may not succeed, may divert management resources from our existing operations and may require us to commit significant financial resources to unproven parts of our business, all of which may harm our financial performance.

Our business and growth depend substantially on customers renewing their agreements with us and expanding their use of our solution for additional available markets. Any decline in our customer renewals or failure to expand their relationships with us could harm our future operating results.

In order for us to improve our operating results and grow, it is important that our customers renew their agreements with us when the initial contract term expires and that we expand our customer relationships to add new market opportunities and related service revenue opportunity under management. Our customers have no obligation to renew their contracts with us after the initial terms have expired, and we cannot assure you that our customers will renew service contracts with us at the same or higher level of service, if at all, or provide us with the opportunity to manage additional opportunity. Although our renewal rates have been historically higher than those achieved by our customers prior to their using our solution, some customers have elected not to renew their agreements with us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solution and results, our pricing, mergers and acquisitions affecting our customers or their end customers, the effects of economic conditions or reductions in our customers’ or their end customers’ spending levels. If our customers do not renew their agreements with us, renew on less favorable terms or fail to contract with us for additional service revenue management opportunities, our revenue may decline and we may not realize improved operating results and growth from our customer base.

A substantial portion of our business consists of supporting our customers’ channel partners in the sale of service contracts. If those channel partners become unreceptive to our solution, our business could be harmed.

Many of our customers, including some of our largest customers, sell service contracts through their channel partners and engage our solution to help those channel partners become more effective at selling service contract renewals. These channel partners may have access to some of our cloud applications, such as our Channel Sales Cloud, in addition to other sales support services we provide. In this context, the ultimate buyers of the service contracts are end customers of those channel partners, who then receive the actual services from our customers. In the event our customers’ channel partners become unreceptive to our involvement in the renewals process, those channel partners could discourage our current or future customers from engaging our solution to support channel sales. This risk is compounded by the fact that large channel partners may have relationships with more than one of our customers or prospects, in which case the negative reaction of one or more of those large channel partners could impact multiple customer relationships. Accordingly, with respect to those customers and prospective customers who sell service contracts through channel partners, any significant resistance to our solution by their channel partners could harm our ability to attract or retain customers, which would damage our overall business operations.

We face long sales cycles to secure new customer contracts, making it difficult to predict the timing of specific new customer relationships.

We face a variable selling cycle to secure new customer agreements, typically spanning a number of months and requiring our effort to obtain and analyze our prospect’s business through the SPA, for which we are not paid. Moreover, even if we succeed in developing a relationship with a potential new customer, the scope of the potential service revenue management engagement frequently changes over the course of the business discussions and, for a variety of reasons, our sales discussions may fail to result in new customer acquisitions. Consequently, we have only a limited ability to predict the timing and size of specific new customer relationships.

If we experience significant fluctuations in our anticipated growth rate and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to our evolving business model, the uncertain size of our markets and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our growth rate. We plan our expense levels and investments based on estimates of future sales performance for our customers with respect to their end customers, future revenue and future customer acquisition. If our assumptions prove incorrect, we may not be able to adjust our spending quickly enough to offset the resulting decline in growth and revenue. Consequently, we expect that our gross margins, operating margins and cash flows may fluctuate significantly on a quarterly basis.

If we cannot efficiently implement our offering for customers, we may be delayed in generating revenue, fail to generate revenue and/or incur significant costs.

In general, our customer engagements are complex and may require lengthy and significant work to implement our offerings. As a result, we generally incur sales and marketing expenses related to the commissions owed to our sales representatives and make upfront investments in technology and personnel to support the engagements one to three months before we begin selling end customer contracts. Each customer’s situation may be different, and unanticipated difficulties and delays may arise as a result of our failure, or that of our customer, to meet respective implementation responsibilities. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs without yet generating revenue, and our relationships with some of our customers may be adversely impacted.

Delayed or unsuccessful investment in new technology, services and markets may harm our financial results.

We plan to continue to invest significant resources in research and development in order to enhance our existing offerings and introduce new offerings that will appeal to customers and potential customers. We have undertaken the development of new technology to offer improved and more scalable service revenue management, including enhancements to our applications. The development of new products and services entails a number of risks that could adversely affect our business and operating results, including:

•	the risk of diverting the attention of our management and our employees from the day-to-day operations of the business;

•	insufficient revenue to offset increased expenses associated with research, development, operational and marketing activities; and

•	write-offs of the value of such technology investments as a result of unsuccessful implementation or otherwise.

If our new or modified technology does not work as intended, is not responsive to user preferences or industry or regulatory changes, is not appropriately timed with market opportunity, or is not effectively brought to market, we may lose existing and potential customers or related service revenue opportunities, in which case our results of operations may suffer. The cost of future development of new service revenue management offerings or technologies also could require us to raise additional debt or equity financing. These actions could negatively impact the ownership percentages of our existing stockholders, our financial condition or our results of operations.

The length of time it takes our newly-hired sales representatives to become productive could adversely impact our success rate, the execution of our overall business plan and our costs.

It can take twelve months or longer before our sales representatives are fully trained and productive in selling our solution to prospects and customers. This long ramp period presents a number of operational challenges as the cost of recruiting, hiring and carrying new sales representatives cannot be offset by the revenue such new sales representatives produce until after they complete their long ramp periods. Further, given the length of the ramp period, we often cannot determine if a sales representative will succeed until he or she has been employed for a year or more. If we cannot reliably develop our sales representatives to a productive level, or if we lose productive representatives in whom we have heavily invested, our future growth rates and revenue will suffer.

If we lose our top executives, or if we are unable to attract, hire, integrate and retain key personnel and other necessary employees, our business will be harmed.

Our future success depends on the continued contributions of our executives, each of whom may be difficult to replace. Our future success also depends in part on our ability to attract, hire, integrate and retain qualified service sales personnel, sales representatives and management level employees to oversee such sales forces. In particular, Michael Smerklo, our chairman of the board of directors and chief executive officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of Mr. Smerklo’s services or those of our other executives, or our inability to continue to attract and retain high-quality talent, could harm our business.

Because competition for our target employees is intense, we may be unable to attract and retain the highly skilled employees we need to support our planned growth.

To continue to execute on our growth plan, we must attract and retain highly qualified sales representatives, engineers and other key employees in the international markets in which we have operations. Competition for these personnel is intense, especially for highly educated, qualified sales representatives. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled key employees with appropriate qualifications. If we fail to attract new sales representatives, engineers and other key employees, or fail to retain and motivate our most successful employees, our business and future growth prospects could be harmed.

We depend on revenue from sources outside the United States, and our international business operations and expansion plans are subject to risks related to international operations, and may not increase our revenue growth or enhance our business operations.

For the three months ended March 31, 2011, approximately 40% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

A portion of the sales commissions paid by our international customers is paid in foreign currencies. As a result, fluctuations in the value of these foreign currencies may make our solution more expensive or cause resulting fluctuations in cost for international customers, which could harm our business. We currently do not undertake hedging activities to manage these currency fluctuations. In addition, if the effective price of the contracts we sell to the end customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for such contracts could fall, which in turn would reduce our revenue.

Our growth strategy includes further expansion into international markets. Our international expansion may require significant additional financial resources and management attention, and could negatively affect our financial condition, cash flows and operating results. In addition, we may be exposed to associated risks and challenges, including:

•	the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated expenses;

•	difficulties in staffing and managing foreign operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	new and different sources of competition;

•	weaker protection for our intellectual property than in the United States and practical difficulties in enforcing our rights abroad;

•	laws and business practices favoring local competitors;

•	compliance obligations related to multiple, conflicting and changing foreign governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	adverse tax consequences; and

•	unstable regional and economic political conditions.

We cannot assure you we will succeed in creating additional international demand for our solution or that we will be able to effectively sell service agreements in all of the international markets we enter.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a newly public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market LLC, impose various requirements on public companies, including establishing effective internal controls and certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources. Moreover, if we are not able to comply with the requirements of new compliance initiatives in a timely manner, the market price of our stock could decline, and we could be subject to investigations and other actions by The NASDAQ Stock Market LLC, the Securities and Exchange Commission, or other regulatory authorities, which would require additional financial and management resources.

In particular, we are required to evaluate our internal controls over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act, and our auditors will be required to attest to our internal controls over financial reporting starting with our annual report for 2012. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our auditors’ attestation report on our internal controls over financial reporting. Compiling the system and processing documentation needed to comply with such requirements is costly and challenging, and as a public company and to manage our growth, we are required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing processes, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, if our auditors are unable to express an opinion on the effectiveness of our internal control over financial reporting, or if we are unable to remedy any material weakness in our internal controls or to implement or maintain other effective control or business systems, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

If we do not adequately protect our intellectual property rights, our competitive position and our business may suffer.

We rely upon a combination of trademark, copyright and trade secret law and contractual terms to protect our intellectual property rights, all of which provide only limited protection. Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to protect or effectively enforce our intellectual property rights, others may be able to compete against us using intellectual property that is the same as or similar to our own. In addition, we cannot assure you that our intellectual property rights are sufficient to provide us with a competitive advantage against others who offer services similar to ours.

While we have no patents or pending patent applications, we may file patent applications in the future. If we do file patent applications, we cannot assure you that any issued patents arising from future applications will provide the protection we seek, or that any future patents issued to us will not be challenged, invalidated or circumvented. Also, we cannot assure you that we will obtain any copyright or trademark registrations from our pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.

We also rely in some circumstances on trade secrets to protect our technology. Trade secrets may lose their value if not properly protected. We endeavor to enter into non-disclosure agreements with our employees, customers, contractors and business partners to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use of our technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary technology. However, trade secret protection does not prevent others from reverse engineering or independently developing similar technologies. In addition, reverse engineering, unauthorized copying or other misappropriation of our trade secrets could enable third parties to benefit from our technology without paying for it.

Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition. Monitoring infringement of our intellectual property rights can be difficult and costly, and enforcement of our intellectual property rights may require us to bring legal actions against infringers. Infringement actions are inherently uncertain and therefore may not be successful, even when our rights have been infringed. Even if such actions are successful, they may require a substantial amount of resources and divert our management’s attention.

Claims by others that we infringe or violate their intellectual property could force us to incur significant costs and require us to change the way we conduct our business.

Numerous technology companies including potential competitors protect their intellectual property rights by means such as patents, trade secrets, copyrights and trademarks. We have not conducted an independent review of patents issued to third parties. Additionally, because patent applications in the United States and many other jurisdictions are kept confidential for 18 months before they are published, we may be unaware of pending patent applications that relate to our proprietary technology. From time to time we may receive letters from other parties alleging, or inquiring about, possible breaches of their intellectual property rights.

Any party asserting that we infringe its proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. The technology industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, the risk of such a lawsuit will likely increase as we become larger, the scope of our solution and technology expands and the number of competitors in our market increases. Any such claims or litigation could:

•	be time-consuming and expensive to defend, and deplete our financial resources, whether meritorious or not;

•	require us to stop providing the services that use the technology that infringes the other party’s intellectual property;

•	divert the attention of our technical and managerial resources away from our business;

•	require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all;

•

prevent us from operating all or a portion of our business or force us to redesign our technology, which could be difficult and expensive and may make the performance or value of our solution less attractive;

•	subject us to significant liability for damages or result in significant settlement payments; or

•

require us to indemnify our customers as we are required by contract to indemnify some of our customers for certain claims based upon the infringement or alleged infringement of any third party’s intellectual property rights resulting from our customers’ use of our intellectual property.

During the course of any intellectual property litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could harm us. In addition, any uncertainties resulting from the initiation and continuation of any litigation could significantly limit our ability to continue our operations and could harm our relationships with current and prospective customers. Any of the foregoing could disrupt our business and have a material adverse effect on our operating results and financial condition.

In addition, we may incorporate open source software into our technology solution. The terms of many open source licenses have not been interpreted by United States or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our commercialization of any of our solutions that may include open source software. As a result, we will be required to analyze and monitor our use of open source software closely. As a result of the use of open source software, we could be required to seek licenses from third parties in order to develop such future products, re-engineer our products, discontinue sales of our solutions or release our software code under the terms of an open source license to the public. Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on any use of such open source software, as more generally discussed with respect to general intellectual property claims.

Changes in the U.S. and foreign legal and regulatory environment that affect our operations, including those relating to privacy, data security and cross-border data flows, could pose a significant risk to our company by disrupting our business and increasing our expenses.

We are subject to a wide variety of laws and regulations in the United States and the other jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices with resultant increases in costs and decreases in profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have both prospective and retroactive effect, which is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time.

Privacy and data security are rapidly evolving areas of regulation, and additional regulation in those areas, some of it potentially difficult and costly for us to accommodate, is frequently proposed and occasionally adopted. Laws in many countries and jurisdictions, particularly in the European Union and Canada, govern the requirements related to how we store, transfer or otherwise process the private data provided to us by our customers. In addition, the centralized nature of our information systems at the data and operations centers that we use requires the routine flow of data relating to our customers and their respective end customers across national borders, both with respect to the jurisdictions within which we have operations and the jurisdictions in which we provide services to our customers. If this flow of data becomes subject to new or different restrictions, our ability to serve our customers and their respective customers could be seriously impaired for an extended period of time. For example, we participate in the U.S. Department of Commerce’s safe harbor program to govern our treatment of data and data flow with respect to our customers and their respective customers across various jurisdictions. We also have entered into various model contracts and related contractual provisions to enable these data flows. For any jurisdictions in which these measures are not recognized or otherwise not compliant with the laws of the countries in which we process data, or where more stringent data privacy laws are enacted irrespective of the guidelines, we could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case our operations could be materially damaged.

Various risks could affect our worldwide operations, including numerous events outside of our control, exposing us to significant costs that could adversely affect our operations and customer confidence.

We conduct operations throughout the world, including our headquarters in the United States and various operations in Ireland, Malaysia, Singapore and the United Kingdom. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, labor issues, terrorism, natural disasters and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our solution or meet our contractual obligations, the cost of our solution, customer satisfaction, our ability to attract or maintain customers, and, ultimately, our profits.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our solution to our customers, and could decrease demand for our solution. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located near major seismic faults in the San Francisco Bay Area. Because we may not have insurance coverage that would cover quake-related losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

Terrorist attacks and other acts of violence or war may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our customers’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles.

If our security measures are breached or fail, resulting in unauthorized access to customer data, our solution may be perceived as insecure, the attractiveness of our solution to current or potential customers may be reduced and we may incur significant liabilities.

Our solution involves the storage and transmission of the proprietary information and protected data that we receive from our customers. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. If our security measures are breached or fail as a result of third-party action, employee negligence, error, malfeasance or otherwise, unauthorized access to customer or end customer data may occur. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or implement adequate preventive measures. Our security measures may not be effective in preventing these types of activities, and the security measures of our third-party data centers and service providers may not be adequate.

Our customer contracts generally provide that we will indemnify our customers for data privacy breaches. If such a breach occurs, we could face contractual damages, damages and fees arising from our indemnification obligations, penalties for violation of applicable laws or regulations, possible lawsuits by affected individuals and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed significantly and we could lose current or potential customers.

We may be liable to our customers or third parties if we make errors in providing our solution or fail to properly safeguard their confidential information.

The solution we offer is complex, and we make errors from time to time. These may include human errors made in the course of managing the sales process for our customers as we interact with their end customers, or errors arising from our technology solution as it interacts with our customers’ systems and the disparate data contained on such systems. The costs incurred in correcting any material errors may be substantial. In addition, as part of our business, we collect, process and analyze confidential information provided by our customers and prospective customers. Although we take significant steps to safeguard the confidentiality of customer information, we could be subject to claims that we disclosed their information without appropriate authorization or used their information inappropriately. Any claims based on errors or unauthorized disclosure or use of information could subject us to exposure for damages, significant legal defense costs, adverse publicity and reputational harm, regardless of the merits or eventual outcome of such claims.

The technology we currently use may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.

The technology we currently use, which includes our cloud based applications as well as the technology components of our Service Revenue Intelligence Platform, may contain or develop unexpected defects or errors. There can be no assurance that performance problems or defects in our technology will not arise in the future. Errors may result from receipt, entry or interpretation of customer or end customer information or from the interface of our technology with legacy systems and data that are outside of our control. Despite testing, defects or errors may arise in our solution. Any defects and errors that we discover in our technology and any failure by us to identify and effectively address them could result in loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation, and increased costs. Defects or errors in our technology may discourage existing or potential customers from contracting with us. Correction of defects or errors could prove impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

Disruptions in service or damage to the data center that hosts our data and our locations could adversely affect our business.

Our operations depend on our ability to maintain and protect our data servers and cloud applications, which are located in a data center operated for us by a third party. We cannot control or assure the continued or uninterrupted availability of this third-party data center. In addition, our information technologies and systems, as well as our data center, are vulnerable to damage or interruption from various causes, including natural disasters, war and acts of terrorism and power losses, computer systems failures, Internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. Although we conduct business continuity planning and maintain certain insurance for certain events, the situations for which we plan, and the amount of insurance coverage we maintain, may prove inadequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in the delivery of the solutions we offer to our customers. Any of these events could impair or prohibit our ability to provide our solution, reduce the attractiveness of our solution to current or potential customers and adversely impact our financial condition and results of operations.

In addition, despite the implementation of security measures, our infrastructure, data center, operations and other centers or systems that we interface with, including the Internet and related systems, may be vulnerable to physical intrusions, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties.

Any failure or interruptions in the Internet infrastructure, bandwidth providers, data center providers, other third parties or our own systems for providing our solution to customers could negatively impact our business.

Our ability to deliver our solution is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. Such services include maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telecommunications systems that connect our global operations. While our solution is designed to operate without interruption, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our solution. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with our customers.

Additional government regulations may reduce the size of market for our solution, harm demand for our solution and increase our costs of doing business.

Any changes in government regulations that impact our customers or their end customers could have a harmful effect on our business by reducing the size of our addressable market or otherwise increasing our costs. For example, with respect to our technology-enabled healthcare and life sciences customers, any change in U.S. Food and Drug Administration or foreign equivalent regulation of, or denial, withholding or withdrawal of approval of, our customers’ products could lead to a lack of demand for service revenue management with respect to such products. Other changes in government regulations, in areas such as privacy, export compliance or anti-bribery statutes, such as the U.S. Foreign Corrupt Practices Act, could require us to implement changes in our services or operations that increase our cost of doing business and thereby hurt our financial performance.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the use of the Internet as a commercial medium. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as ours and reduce the demand for our solution.

We operate and offer our services in many jurisdictions and, therefore, may be subject to state, local and foreign taxes that could harm our business.

We operate service sales centers in multiple locations. Some of the jurisdictions in which we operate, such as Ireland, give us the benefit of either relatively low tax rates, tax holidays or government grants, in each case that are dependent on how we operate or how many jobs we create and employees we retain. We plan on utilizing such tax incentives in the future as opportunities are made available to us. Any failure on our part to operate in conformity with applicable requirements to remain qualified for any such tax incentives or grants may result in an increase in our taxes. In addition, jurisdictions may choose to increase rates at any time due to economic or other factors, such as the current economic situation in Ireland. Any such rate increases may harm our results of operations.

In addition, we may lose sales or incur significant costs should various tax jurisdictions impose taxes on either a broader range of services or services that we have performed in the past. We may be subject to audits of the taxing authorities in any such jurisdictions that would require us to incur costs in responding to such audits. Imposition of such taxes on our services could result in substantial unplanned costs, would effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

We may choose to sell subscriptions to our cloud applications separately from our integrated solution, which may not be successful and could impact revenue from our existing solution.

We currently derive a small portion of our revenue from subscriptions to our cloud applications for a few customers, and we are exploring alternatives for packaging and pricing these applications to generate more revenues from them. In the event we choose to expand our technology subscriptions in this manner, we may not find a successful market for our applications. In addition, because we have limited prior experience selling technology subscriptions on a stand-alone basis, we may encounter technical and execution challenges that undermine the quality of the technology offering or cause us to fall short of customer expectations. We also have little experience in pricing our technology subscriptions separately, which could result in under pricing that damages our profit margins and other financial performance. It is also possible that selling a technology solution separate from our integrated solution will result in a reduction in sales of our current offerings that we might otherwise have sold. An unsuccessful expansion of our business to promote a stand-alone subscription model for any of the foregoing reasons or otherwise would lead to a diversion of financial and managerial resources from our existing business and an inability to generate sufficient revenue to offset our investment costs.

If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in companies, services and technologies that we believe to be complementary. Acquisitions and investments involve numerous risks, including:

•	difficulties in identifying and acquiring technologies or businesses that will help our business;

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	the risk of entering new markets in which we have little to no experience;

•	risks related to the assumption of known and unknown liabilities;

•	potential litigation by third parties, such as claims related to intellectual property or other assets acquired or liabilities assumed;

•	the risk of write-offs of goodwill and other intangible assets;

•	delays in customer engagements due to uncertainty and the inability to maintain relationships with customers of the acquired businesses;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	incurrence of acquisition-related costs;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the key personnel of the acquired entity or business may decide not to work for us or may not perform according to our expectations; and

•	use of substantial portions of our available cash or dilutive issuances of equity securities or the incurrence of debt to consummate the acquisition.

As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate and management resources and attention may be diverted from other necessary or valuable activities.

Risks Relating to Owning Our Common Stock

Our actual results may differ significantly from any guidance that we may issue in the future.

From time to time, we may release financial guidance or other forward looking statements in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance will be based on forecasts prepared by our management. These forecasts are not prepared with a view toward compliance with published accounting guidelines, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the forecasts and, accordingly, no such person expresses any opinion or any other form of assurance with respect to such forecasts. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of any future guidance furnished by us may not materialize or may vary significantly from actual future results.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 54% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions contained in our certificate of incorporation, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	authorizing blank check preferred stock, which could be issued by our board of directors without stockholder approval, with voting, liquidation, dividend and other rights superior to our common stock;

•	classifying our board of directors, staggered into three classes, only one of which is elected at each annual meeting;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of stockholder meetings;

•	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our board of directors then in office; and

•	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which limits the ability of stockholders owning in excess of 15% of our outstanding common stock to merge or combine with us.

Any provision of our certificate of incorporation or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If any of these analysts cease coverage of our company, the trading price and trading volume of our stock could be negatively impacted. If analysts downgrade our stock or publish unfavorable research about our business, our stock price would also likely decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 9, 2011, we granted options to purchase 530,625 shares of our common stock under our 2008 Share Option Plan at an exercise price of $6.20 to our employees, consultants and other service providers. From January 1, 2011 to March 31, 2011, we issued and sold an aggregate of 132,764 shares of our common stock to our employees, consultants and other service providers at prices ranging from $0.20 to $4.95 per share for an aggregate of $475,942 pursuant to exercises of options granted under our 2004 Omnibus Share Plan and our 2008 Share Option Plan. On March 1, 2011, we granted 80,000 restricted stock units under our 2011 Equity Incentive Plan to a non-employee director in connection with his appointment to our board of directors with a grant-effective date as of March 24, 2011. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 701 or Regulation S promulgated under, or Section 4(2) of, the Securities Act. The recipients of these securities represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the award agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-171271) that was declared effective by the Securities and Exchange Commission on March 24, 2011, which registered an aggregate of 13,731,153 shares of our common stock, including 1,791,020 shares that the underwriters had the option to purchase. On March 30, 2011, 9,791,020 shares of common stock were sold on our behalf and 3,940,133 shares of common stock were sold on behalf of the selling stockholders, at a price to the public of $10.00 per share, for an aggregate gross offering price of $97,910,200 to us, and $39,401,330 to the selling stockholders. The underwriters of the offering were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities, Inc., Piper Jaffrey & Co., JMP Securities Inc, William Blair & Company, LLC and Lazard Capital Markets LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We paid underwriting discounts and commissions totaling approximately $6.9 million in connection with the offering. In addition, we incurred additional costs of approximately $3.2 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $10.1 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $87.7 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than the payment of certain legal expenses on behalf of our selling stockholders.

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through March 31, 2011, we have used the net proceeds of the offering for repayment of a term-loan and borrowing under a revolving credit facility and for working capital and other general corporate purposes.

Item 3. Default Upon Senior Securities

None.

Item  4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

See the Exhibit Index, which follows the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date: May 13, 2011	By:	/s/ David S. Oppenheimer
David S. Oppenheimer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1(1)	Conversion Agreement dated as of March 24, 2011, between the Registrant, GA SS Holding LLC and SSLLC Holdings, Inc.

2.2(1)	Agreement and Plan of Merger dated as of March 24, 2011, between the Registrant, GA SS Holding LLC, GA SS Holding II, LLC, SSLLC Holdings, Inc. and Benchmark Capital Partners V, L.P.

3.1(2)	Certificate of Incorporation of the Company filed March 24, 2011

3.2(2)	Bylaws of the Company dated March 24, 2011

4.1(1)	Specimen common stock certificate of the Registrant

10.1(3)	2011 Equity Incentive Plan and forms of agreements thereunder

10.2(4)	Second Amended and Restated Credit Agreement dated as of February 24, 2011 between the Registrant, the Lenders named therein and Wells Fargo Capital Finance, Inc., as Administrative Agent

10.3(4)	Second Amended and Restated Security Agreement dated as of February 24, 2011 between the Registrant, ServiceSource International Inc. and Wells Fargo Capital Finance, Inc., as Administrative Agent

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-171271) Amendment No. 3 as filed with the Securities and Exchange Commission on March 10, 2011.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.
(3)	Incorporated by reference to the Registrant’s registration statement on Form S-8 (No. 333- 173116) as filed with the Securities and Exchange Commission on March 25, 2011.
(4)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (No. 333-171271) Amendment No. 2 as filed with the Securities and Exchange Commission on February 25, 2011.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.