Form 10-Q
period 2011-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2011-08-04
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of July 26, 2011
Common Stock	67,979,215

SERVICESOURCE INTERNATIONAL, INC.

Form 10-Q

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’/Members’ Equity and Comprehensive Income for the six months ended June 30, 2011 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Default Upon Senior Securities	45

Item 4. Removed and Reserved	45

Item 5. Other Information	45

Item 6. Exhibits	45

Signatures	46

Exhibit Index	47

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$31,371	$22,652
Short-term investments	42,066	—
Accounts receivable, net	45,115	49,237
Advances to customers	—	18
Current portion of deferred income taxes	5,712	1,155
Prepaid expenses and other	4,299	3,326

Total current assets	128,563	76,388
Property and equipment, net	21,228	19,418
Goodwill	6,334	6,334
Deferred debt issuance costs, net	176	273
Deferred income taxes, net of current portion	29,375	3,780
Other assets, net	1,721	1,910

Total assets	$187,397	$108,103

Liabilities and Stockholders’ / Members’ Equity
Current liabilities:
Accounts payable	$5,093	$3,710
Accrued taxes	3,554	2,233
Accrued compensation and benefits	15,220	11,816
Accrued payables to customers	—	30,640
Other accrued liabilities	6,914	7,575
Current portion of long-term debt	641	2,279

Total current liabilities	31,422	58,253
Long-term debt, net of current portion	995	14,939
Other long-term liabilities	1,569	1,027

Total liabilities	33,986	74,219

Commitments and contingencies (Note 7)
Stockholders’ / members’ equity:
Common shares	—	34,161
Common stock	7	—
Treasury shares / stock	(441)	(441)
Additional paid-in capital	132,472	—
Retained earnings	20,588	—
Accumulated other comprehensive income	785	164

Total stockholders’ / members’ equity	153,411	33,884

Total liabilities and stockholders’ / members’ equity	$187,397	$108,103

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$48,512	$37,976	$94,634	$70,152
Cost of revenue	28,229	21,175	54,365	41,946

Gross profit	20,283	16,801	40,269	28,206

Operating expenses
Sales and marketing	11,415	8,340	22,520	15,944
Research and development	3,390	1,490	6,103	2,508
General and administrative	7,870	4,392	15,723	8,362

Total operating expenses	22,675	14,222	44,346	26,814

Income (loss) from operations	(2,392)	2,579	(4,077)	1,392
Interest expense	(51)	(304)	(384)	(615)
Other (expense) income, net	(384)	168	(909)	73

Income (loss) before income taxes	(2,827)	2,443	(5,370)	850
Income tax (benefit) provision	(1,694)	926	(21,653)	1,103

Net income (loss)	$(1,133)	$1,517	$16,283	$(253)

Net income (loss) per common share:
Basic	$(0.02)	$0.03	$0.26	$(0.00)

Diluted	$(0.02)	$0.03	$0.24	$(0.00)

Weighted-average shares used in computing net income (loss) per common share:
Basic	67,607	57,376	62,714	57,131

Diluted	67,607	58,709	69,205	57,131

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

							Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Shares		Common Stock		Treasury Shares/Stock
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balances, December 31, 2010	57,627	$34,161	—	$—	(121)	$(441)	$—	$—	$164	$33,884
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,209	—	—	9,791	1	—	—	87,701	—	—	87,702
Issuance of common stock from exercise of stock options	133	476	439	—	—	—	1,871	—	—	2,347
Stock-based compensation	—	2,241	—	—	—	—	2,895	—	—	5,136
Comprehensive income:
Net income	—	(4,305)	—	—	—	—	—	20,588	—	16,283
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	628	628
Unrealized loss on investment									(7)	(7)

Total comprehensive income	—	—	—	—	—	—	—	—	—	16,904
Conversion to corporation	(57,760)	(32,573)	57,760	6			40,005		—	7,438

Balances, June 30, 2011	—	$—	67,990	$7	(121)	$(441)	$132,472	$20,588	$785	$153,411

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$16,283	$(253)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,488	2,903
Loss on disposal of fixed assets	46	—
Amortization of deferred financing costs	298	72
Accretion of premium on short-term investments	14	—
Deferred income taxes	(22,715)	(1,553)
Stock-based compensation	5,136	3,889
Changes in operating assets and liabilities:
Accounts receivable	4,122	(7,194)
Advances to customers	18	696
Prepaid expenses and other	(1,958)	(91)
Accounts payable	1,107	351
Accrued taxes	1,321	934
Accrued compensation and benefits	3,404	2,365
Accrued payables to customers	(30,644)	10,600
Other accrued liabilities	1,128	2,267

Net cash (used in) provided by operating activities	(17,952)	14,986

Cash flows from investing activities
Acquisition of property and equipment	(6,288)	(4,039)
Purchases of short-term investments, net	(42,273)	—

Cash used in investing activities	(48,561)	(4,039)

Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	88,015	—
Proceeds from revolving credit facility	23,424	—
Repayment of revolving credit facility	(23,424)	—
Repayment on long-term debt	(15,582)	(768)
Payment of deferred debt issuance costs	(200)	(149)
Cash distributions to members	—	(2,517)
Proceeds from option exercises	2,247	352
Repurchases of common shares	—	(315)

Net cash provided by (used in) financing activities	74,480	(3,397)

Net increase in cash and cash equivalents	7,967	7,550

Effect of exchange rate changes on cash	752	(474)
Cash and cash equivalents at beginning of period	22,652	13,169

Cash and cash equivalents at end of period	$31,371	$20,245

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

On March 30, 2011, the Company closed its initial public offering (“IPO”) of 13,731,153 shares of its common stock, which included 9,791,020 shares of common stock sold by the Company (inclusive of 1,791,020 shares of common stock from the full exercise of the over-allotment option of shares granted to the underwriters) and 3,940,133 shares of common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $10.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $97.9 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $87.7 million of which $0.2 million of issuance costs remain unpaid and are expected to be paid in the third quarter of 2011.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2010, included in our prospectus, dated July 28, 2011, filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2010 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2011.

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

The Company’s revenues are primarily derived from sales of service contracts and account management services, which are contingent in nature as commissions are earned only based on successful performance of the related services, and are affected by a number of engagement-specific factors not within the Company’s control. Substantially all of the commissions earned by the Company are contingent based on the Company’s customers’ end customers and their willingness to purchase the maintenance contract renewals and whether the Company’s customers accept the order from their end customer. Because commissions earned from these services are contingent, are based on a formula stipulated in the contract and are negotiated uniquely based on the specific factors of each specific engagement, the Company determined that the updated accounting standard is not applicable to these contingent revenue streams currently under contract. Sales of service contracts and account management services are excluded from the allocation of relative selling prices at the inception of the Company’s multiple-deliverable arrangements.

The Company had a very limited number of multiple-deliverable arrangements prior to January 1, 2011, and the Company has not had any materially modified transactions from these limited multiple-deliverable arrangements subsequent to January 1, 2011. As such, the impact from the adoption of the new accounting standard was not significant.

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and IFRS. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

In May 2011, the FASB issued “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of this standard will have on it’s consolidated financial statements.

Note 2 — Cash, cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no realized gains or losses in the three and six months ended June 30, 2011 and 2010.

Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$23,605	$—	$—	$23,605

Cash equivalents:
Money market mutual funds	5,466	—	—	5,466
Municipal securities	2,300	—	—	2,300

Total cash equivalents	7,766	—	—	7,766

Total cash and cash equivalents	31,371	—	—	31,371

Short-term investments:
Certificate of deposit	750	—	—	750
Municipal securities	29,309	7	(19)	29,297
Commercial paper	7,185	5	—	7,190
Corporate bonds	4,828	3	(2)	4,829

Total short-term investments	42,072	15	(21)	42,066

Cash, cash equivalents and short-term investments	$73,443	$15	$(21)	$73,437

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2011:

	Amortized Cost	Estimated Fair Value
Less than 1 year	$21,955	$21,953
Due in 1 to 3 years	20,117	20,113

Total	$42,072	$42,066

As of June 30, 2011, we did not consider any of our investments to be other-than-temporarily impaired.

Note 3 — Fair value of financial instruments

We measure certain financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.

Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities.

Level 2 valuations are based on inputs that are observable, either directly or indirectly, other than quoted prices included within Level 1. Such inputs used in determining fair value for Level 2 valuations include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$5,466	$5,466	$—	$—
Municipal securities	2,300	—	2,300	—

Total cash equivalents	7,766	5,466	2,300	—

Short-term investments:
Certificate of deposit	750	—	750	—
Municipal securities	29,297	—	29,297	—
Commercial paper	7,190	—	7,190	—
Corporate bonds	4,829	—	4,829	—

Total short-term investments	42,066	—	42,066	—

Cash equivalents and short-term investments	$49,832	$5,466	$44,366	$—

The Company did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2011 or December 31, 2010.

Note 4 — Property and Equipment, Net

Property and equipment balances were comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Computers and equipment	$10,122	$7,765
Software	17,788	13,169
Furniture and fixtures	5,618	5,503
Leasehold improvements	4,791	2,898

	38,319	29,335

Less: accumulated depreciation and amortization	(18,530)	(13,960)

	19,789	15,375

Internal-use software development in process	1,439	4,043

	$21,228	$19,418

Depreciation and amortization expense during the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010, was $2.6 million, $4.5 million, $1.5 million and $2.9 million, respectively. Total property and equipment assets under capital lease at June 30, 2011 and December 31, 2010, was $3.1 million and $3.1 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $1.4 million and $1.1 million, respectively.

The Company capitalized internal-use software development costs of $0.6 million and $0.9 million during the three months ended June 30, 2011 and 2010, respectively and $2.0 million and $1.9 million during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December, 31 2010, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $8.5 million and $9.6 million, respectively. Amortization of capitalized costs related to internal-use software for the three months ended June 30, 2011 and 2010 was $1.2 million and $0.5 million, respectively, and for the six months ended June 30, 2011 and 2010 was $1.9 million and $1.0 million, respectively.

Note 5 — Other Accrued Liabilities and Accrued Payables to Customers

Other accrued liabilities balances were comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Amounts refundable to end customers	$1,177	$2,083
Accrued professional fees	953	2,485
Deferred revenue	215	151
Deferred rent obligations	805	477
Employee-related	840	353
Other	2,924	2,026

	$6,914	$7,575

Accrued Payable to Customers

For a limited number of historical customer arrangements that included both sales of customer service contracts and other payment collection and account management services, the Company recorded advances to and accrued payables to customers to account for the timing differences between when the Company collected cash from end customers and when it made payments to its customers. The accrued payable to customers balance at December 31, 2010 consisted primarily of net payments due to Sun Microsystems, Inc. from end customers renewing their service contracts with Sun Microsystems through the Company. Oracle terminated the Company’s contracts with Sun Microsystems effective as of September 30, 2010. In the first quarter of 2011, the Company repaid amounts it owed to Oracle/Sun, net of amounts owed to the Company, resulting in net cash payments to Oracle/Sun of approximately $18.1 million which were funded from existing cash and borrowings under a revolving credit facility. The Company recognized $1.8 million in additional net revenue in the quarter ended March 31, 2011 resulting from this settlement.

Note 6 — Long Term Debt

Long-term debt balances were comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Current:
Term loan	$—	$1,500
Capital lease obligations	641	779

	641	2,279
Non-current:
Term loan	—	13,959
Capital lease obligations	995	980

	995	14,939

Total long-term debt	$1,636	$17,218

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

In January 2011 the Credit Facility was amended to (i) increase the maximum commitment amount under the revolving credit facility from $7.5 million to $12.5 million, (ii) eliminate the fixed charge coverage ratio test for the twelve month period ending June 30, 2011 only, (iii) require the Company to maintain a minimum liquidity level of $10 million based on unrestricted cash balances held in the U.S. and available borrowings under the revolving credit facility, as defined therein, from and after May 15, 2011, and (iv) allow for the planned conversion of the LLC to a taxable corporation, initial public offering of the Company’s stock and other specified transactions related to the Company.

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

Borrowings on the New Revolver, including amounts outstanding under letter of credit, bear interest at either: (i) the LIBOR Rate plus an additional margin; or (ii) the Base Rate (i.e., prime rate) plus an additional margin. The additional margin is determined based on the Company’s financial leverage ratio. On March 30, 2011, net proceeds from the IPO were used to repay $23.4 million borrowed under the New Revolver. At June 30, 2011, borrowings under the New Revolver consisted of a letter of credit in the amount of $1.6 million.

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

The New Revolver has various restrictive financial covenants, which include maintaining minimum fixed charge coverage and liquidity ratios as well as a maximum consolidated leverage ratio. The New Revolver also contains restrictions on additional indebtedness and, subject to certain exceptions, circumstances under which the Company can make a distribution to its members. Distributions to fund tax obligations of members are permitted so long as there are no events of default, including those related to compliance with financial covenants, immediately prior to or after giving effect to any such distributions. Distributions other than those to fund members’ tax obligations are subject to the Company achieving specified levels of earnings before interest, taxes, depreciation and amortization or maintaining minimum levels of cash, as defined in the New Revolver. At June 30, 2011, the Company was in compliance with all borrowing covenants.

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 5.6% and 5.6% at June 30, 2011 and 2010, respectively.

The maturities of capital lease obligations as of June 30, 2011 were as follows (in thousands):

June 30, 2011
Years Ending December 31,
2011 (remaining six months)	$641
2012	481
2013	77
2014	79
2015	81
Thereafter	277

$1,636

Note 7 — Commitments and Contingencies

Operating Leases

The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through August 2018. Rent expense for the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010, was $1.6 million, $3.2 million, $1.2 million, and $2.3 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2011 were as follows (in thousands):

June 30, 2011
Years Ending December 31,
2011 (remaining six months).	$3,472
2012	7,234
2013	6,413
2014	5,564
2015	4,017
Thereafter	7,975

$34,675

Other Matters

The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to any currently pending or threatened litigation or claims would not materially affect its consolidated financial position, results of operations or cash flows.

Note 8 — Stockholders’ Equity

On March 25, 2011, the Company sold 9,791,020 shares of newly-issued common stock in the IPO, raising net proceeds of approximately $87.7 million, after deducting the underwriting discount and costs incurred related to the IPO.

In conjunction with the conversion from a limited liability company to a Delaware corporation described in Note 1, the Company’s certificate of incorporation authorized 1,000,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.0001 par value preferred stock. No preferred stock was issued or outstanding as of June 30, 2011. Further, effective March 1, 2011, the Company became taxable as a corporation rather than as a partnership.

Note 9 — Stock-Based Compensation

Stock Option Plans

The Company historically granted options through two plans, the Company’s 2004 Omnibus Share Plan and the 2008 Share Option Plan (collectively, the “2004 and 2008 Option Plans”). Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on March 24, 2011 for ServiceSource’s IPO (see Note 1), the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) became effective and all remaining common stock reserved for future grant or issuance under the 2004 and 2008 Options Plan were added to the 2011 Plan. Shares of common stock reserved for issuance under the 2011 Plan consist of (a) 5,760,000 shares of common stock initially available for future grants under the 2011 Plan plus (b) 2,584,015 shares of common stock previously reserved but unissued under the 2004 and 2008 Option Plans that are now available for issuance under the 2011 Plan. To the extent outstanding awards under the 2004 and 2008 Option Plans are forfeited or lapse unexercised and would otherwise have been returned to the share reserves under the 2004 and 2008 Option Plans, the shares of common stock subject to such awards instead will be available for future issuance under the 2011 Plan. The Company’s board of directors and as delegated to its compensation committee administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options or restricted stock may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant.

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

The weighted average Black-Scholes model assumptions for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (in years)	5.4	5.4	5.4	5.4
Expected volatility	54%	54%	54%	54%
Risk-free interest rate	1.95%	2.17%	2.13%	2.29%
Expected dividend yield	—	—	—	—

Option and restricted stock activity under the Company’s Plans for the six months ended June 30, 2011 were as follows: (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2010	2,871	17,723	$4.32	—
Additional shares reserved under the 2011 equity incentive plan	5,760	—	—	—
Granted	(1,162)	1,082	10.23	80
Exercised	—	(572)	4.10	—
Forfeited	517	(517)	4.80	—

Outstanding — June 30, 2011 (unaudited)	7,986	17,716	$4.67	80

The weighted average grant-date fair value of employee stock options granted during the three months ended June 30, 2011 and 2010 was $14.11 and $4.70 per share, respectively and for the six months ended June 30, 2011 and 2010 was $11.70 and $4.66 per share, respectively.

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

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$447	$299	$816	$573
Sales and marketing	949	742	1,870	1,445
Research and development	269	144	537	293
General and administrative	1,023	733	1,913	1,578

Total stock-based compensation	$2,688	$1,918	$5,136	$3,889

Employee Stock Purchase Plan

Concurrent with the effectiveness of our registration statement on Form S-1 on March 24, 2011 for ServiceSource’s IPO, the Company’s 2011 Employee Stock Purchase Plan (the “ESPP”) became effective and is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, domestic employees are eligible to purchase common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of the Company’s common stock on the first and last trading days of each six-month offering period.

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Expected term (in years)	0.39	0.39
Expected volatility	36%	36%
Risk-free interest rate	0.18%	0.18%
Expected dividend yield	—	—

A total of 900,000 shares of common stock have been reserved for issuance under the ESPP as of June 30, 2011. The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors. The first purchase date is August 15, 2011 and therefore no shares have been issued under this plan as of June 30, 2011.

Note 10 — Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers all eligible domestic employees who have attained 21 years of age and provide at least 20 hours of service per week. This plan allow U.S. employees to contribute up to 90% of their pre-tax salary in certain investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. The Company currently matches, up to an annual limit of $2,000, the first 3% of a participant’s contributions. Employer matching contributions, which may be discontinued at the Company’s discretion, amounted to $0.2 million, $0.5 million, $0.2 million and $0.4 million for the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010, respectively. Matching contributions by the Company are fully vested upon completion of the first year of employment.

Note 11 — Income Taxes

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is not currently undergoing any examination of its income tax returns. The 2006 through 2010 tax years generally remain subject to examination by federal, state and foreign tax authorities. As of June 30, 2011, the Company did not have any unrecognized tax benefits that if recognized would impact the annual effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

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

Note 12 — Reportable Segments

The Company’s operations are principally managed on a geographic basis and are comprised of three reportable and operating segments: NALA, EMEA and APJ, as defined below.

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

NALA —Includes operations from offices in San Francisco, California; Denver, Colorado and Nashville, Tennessee related primarily to end customer in North America.

EMEA —Includes operations from offices in Liverpool, United Kingdom and Dublin, Ireland related primarily to end customers in Europe.

APJ —Includes operations from offices in Kuala Lumpur, Malaysia and Singapore related primarily to end customers in Asia Pacific and Japan.

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

Summarized financial information by geographic location based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue
NALA	$28,686	$26,304	$56,431	$46,527
EMEA	14,254	9,931	29,247	20,797
APJ	5,572	1,741	8,956	2,828

Total net revenue	$48,512	$37,976	$94,634	$70,152

Direct profit contribution
NALA	$15,699	$14,517	$30,502	$24,270
EMEA	6,053	4,295	13,495	8,453
APJ	1,116	478	1,136	814

Total direct profit contribution	22,868	19,290	45,133	33,537
Adjustments:
Stock-based compensation	(447)	(299)	(816)	(573)
Overhead allocations	(4,507)	(3,322)	(8,573)	(6,811)
Other	2,369	1,132	4,525	2,053

Gross Profit	$20,283	$16,801	$40,269	$28,206

Note 13 — Subsequent Events

On August 3, 2011, the Company closed a public offering of 10,350,000 shares of its common stock, which included 1,372,061 shares of common stock sold by the Company (inclusive of 1,350,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) and 8,977,939 shares of common stock sold by the selling stockholders. The price of the shares sold in the offering was $17.50 per share. The total gross proceeds from the offering to the Company were $24.0 million. After deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $22.2 million. The Company did not receive any proceeds from the sales of shares by the selling stockholders (other than approximately $2.9 million in additional cash received from the exercise of stock options by certain of the selling stockholders).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus, dated July 28, 2011, filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on our customers’ behalf; errors in estimates as to the service revenue we can generate for our customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers; the potential effect of mergers and acquisitions on our customer base; business strategies; technology development; protection of our intellectual property; investment and financing plans; liquidity; competitive position; the effects of competition; industry environment; and potential growth opportunities. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this report on Form 10-Q titled “Risk Factors. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We are currently in the midst of a significant investment cycle in which we have taken steps designed to drive our future growth and profitability. We plan to further build out our infrastructure, develop our technology, offer additional cloud based applications and hire additional sales, service sales and other personnel. These steps impacted our expenses in recent periods and are expected to continue to impact our profitability in future periods.

Initial Public Offering and Follow-on Offering

On March 24, 2011, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 30, 2011, at which time we sold 9,791,020 shares of our common stock and received cash proceeds of $87.7 million from this transaction, net of underwriting discounts and commissions and other costs associated with the offering including $0.2 million which remains payable as of June 30, 2011.

We filed a registration statement on Form S-1 on July 18, 2011 with the SEC relating to sale of shares of common stock by certain of our shareholders and us in a registered public offering. On August 3, 2011, we closed a public offering of 10,350,000 shares of our common stock, which included 1,372,061 shares of common stock sold by us (inclusive of 1,350,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) and 8,977,939 shares of common stock sold by the selling stockholders. The price of the shares sold in the offering was $17.50 per share. The total gross proceeds from the offering to us were $24.0 million. After deducting underwriting discounts, commissions and estimated offering expenses payable by us, the aggregate net proceeds received by us totaled approximately $22.2 million. We did not receive any proceeds from the sales of shares by the selling stockholders (other than approximately $2.9 million in additional cash received from the exercise of stock options by certain of the selling stockholders).

Oracle Settlement

For a limited number of historical customer arrangements that included both sales of customer service contracts and other payment collection and account management services, we recorded advances to and accrued payables to customers to account for the timing differences between when we collect cash from end customers and when we make payments to our customers. The accrued payable to customers balance at December 31, 2010 consisted of net payments due to Sun Microsystems, Inc. from end customers renewing their service contracts with Sun Microsystems through us. Oracle terminated our contracts with Sun Microsystems effective as of September 30, 2010. In the first quarter of 2011, we paid amounts we owed to Sun Microsystems, net of amounts they owed to us, resulting in cash payments by us to Oracle/Sun of approximately $18.1 million which were funded from existing cash and borrowings under a revolving credit facility. We recognized $1.8 million in revenue in the three months ended March 31, 2011 resulting from the settlement.

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

We define contribution margin for a period as the excess of the revenue recognized from the customer over the estimated expenses for the period associated with supporting the customer and managing the service contract renewals process for them, expressed as a percentage of associated revenue. The expenses allocated to the customer include personnel costs associated with the service sales teams who support that customer, such as salaries, bonuses and benefits, allocated management overhead expenses based on a percentage of revenue and sales commission associated with signing the customer. These expenses exclude the allocation of costs associated with use of infrastructure, facilities and company-wide resources that are available to all service sales teams.

Although we believe the estimates and assumptions we used to estimate the expenses are reasonable, the estimated expenses and resulting contribution margin could vary significantly from the amounts disclosed above had we used different estimates and assumptions. Moreover, we cannot assure you that we will experience similar contribution margins from customers added in other years or in future periods. You should not rely on the estimated expenses or contribution margin as being indicative of our future performance. Because of our growing customer base, we expect that there will be times when large numbers of our customers are in the initial phases of their relationship with us or have a material expansion of their existing engagements with us. In these scenarios, our operating results will be negatively impacted over the near term. We expect, for example, that our recent addition of significant new customers, and expansion of certain existing customer relationships, will continue to impact our margins for the remainder of the year.

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

For a limited number of historical engagements, our services included the sale of service contracts as well as the related invoicing and cash collections on behalf of customers. Under these arrangements, commissions are considered earned when we receive cash payment from end customers. As of December 31, 2010, we no longer had any such customer engagements.

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been insignificant. Subscription fees are accounted for separately from commissions and they are billed on either a monthly or quarterly basis in advance and revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 48% and 59% of our net revenue for the three months ended June 30, 2011 and 2010, respectively, and 50% and 59% for the six months ended June 30, 2011 and 2010, respectively. In addition, net revenue from Sun Microsystems for the three months June 30, 2011 and 2010 was 0% and 18%, respectively, and for the six months ended June 30, 2011 and 2010 was 2% and 16% of our net revenue, respectively. As discussed above, Oracle terminated our contracts with Sun Microsystems effective as of September 30, 2010. In connection with a settlement agreement with Oracle on February 28, 2011, we recognized net revenue of approximately $1.8 million for the six months ended June 30, 2011 from Sun Microsystems from fees associated with the transition of remaining active end user contracts to Oracle, the termination of the related account management services and as a result of our net final payment to Oracle being less than estimated as of December 31, 2010.

Our business is geographically diversified. During the second quarter of 2011, 59% of our net revenue was earned in North America and Latin America (“NALA”), 29% in Europe, Middle East and Africa (“EMEA”) and 12% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography.

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

Income Tax (Benefit) Provision

Prior to March 1, 2011, we conducted our U.S. operations through ServiceSource International, LLC (the “LLC”), a pass-through entity for tax purposes that filed its income tax return as a partnership for federal and state income tax purposes, and through LLC’s wholly-owned U.S. taxable subsidiary. Effective March 1, 2011, the LLC elected to be taxable as a corporation for U.S. Federal and State tax purposes. Accordingly, ServiceSource International, Inc., formerly the LLC, is subject to normal U.S. corporation income taxes beginning March 1, 2011. We also have several subsidiaries formed in foreign jurisdictions which are subject to local income taxes.

Results of Operations

The table below sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results presented below is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net revenue	$48,512	$37,976	$94,634	$70,152
Cost of revenue	28,229	21,175	54,365	41,946

Gross profit	20,283	16,801	40,269	28,206

Operating expenses
Sales and marketing	11,415	8,340	22,520	15,944
Research and development	3,390	1,490	6,103	2,508
General and administrative	7,870	4,392	15,723	8,362

Total operating expenses	22,675	14,222	44,346	26,814

Income (loss) from operations	(2,392)	2,579	(4,077)	1,392
Other expense, net	(435)	(136)	(1,293)	(542)

Income (loss) before income taxes	(2,827)	2,443	(5,370)	850
Income tax (benefit) provision	(1,694)	926	(21,653)	1,103

Net Income (loss)	$(1,133)	$1,517	$16,283	$(253)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$447	$299	$816	$573
Sales and marketing	949	742	1,870	1,445
Research and development	269	144	537	293
General and administrative	1,023	733	1,913	1,578

Total stock-based compensation	$2,688	$1,918	$5,136	$3,889

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	58%	56%	57%	60%

Gross profit	42%	44%	43%	40%

Operating expenses
Sales and marketing	24%	22%	24%	23%
Research and development	7%	4%	6%	4%
General and administrative	16%	12%	17%	12%

Total operating expenses	47%	37%	47%	38%

Income (loss) from operations	(5)%	7%	(4)%	2%

Three months ended June 30, 2011 and June 30, 2010

Net Revenue

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue by geography:
NALA	$28,686	59%	$26,304	69%	$2,382	9%
EMEA	14,254	29%	9,931	26%	4,323	44%
APJ	5,572	12%	1,741	5%	3,831	220%

Total net revenue	$48,512	100%	$37,976	100%	$10,536	28%

Net revenue increased $10.5 million, or 28%, for the second quarter of 2011, compared to the second quarter of 2010. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in net revenue reflects revenue growth in all geographies, particularly APJ and EMEA, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2010. These increases were partially offset by a decrease in revenue from Sun Microsystems from $6.7 million in the three months ended June 30, 2010 to $0 million in the three months ended June 30, 2011.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change	% Change
	2011	2010
	(in thousands)
Cost of revenue	$28,229	$21,175	$7,054	33%
Includes stock-based compensation of:	447	299	148
Gross profit	20,283	16,801	3,482	21%
Gross profit percentage	42%	44%		(2)%

The 33% increase in our cost of revenue in the second quarter of 2011 reflected an increase in the number of service sales personnel, primarily in APJ, resulting in a $5.8 million increase in compensation and a $1.2 million increase in allocated costs for facilities, including incremental facility costs related to a new facility opened in the third quarter of 2010 and an expansion of an existing facility, and greater allocations for information technology and depreciation. The decrease in our gross profit percentage reflects additional compensation associated with staffing new and expanded engagements which typically have minimal revenue during the initial start-up phase.

Operating Expenses

	Three Months Ended June 30,				Change	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Operating expenses:
Sales and marketing	$11,415	24%	$8,340	22%	$3,075	37%
Research and development	3,390	7%	1,490	4%	1,900	128%
General and administrative	7,870	16%	4,392	12%	3,478	79%

Total operating expenses	$22,675	47%	$14,222	38%	$8,453	59%

Includes stock-based compensation of:
Sales and marketing	$949		$742		$207
Research and development	269		144		125
General and administrative	1,023		733		290

Total	$2,241		$1,619		$622

Sales and marketing expenses

The 37% increase in sales and marketing expenses in the second quarter of 2011 reflected an increase in marketing expense of $1.2 million as a result of additional investments in brand development to heighten awareness and maximize the strength of our brand, a $1.1 million increase in compensation including higher salaries and benefits from increased headcount in sales and marketing primarily in EMEA and APJ in order to expand our global footprint. The increase also included higher allocated costs for facilities, depreciation and IT of $0.3 million.

Research and development expenses

The increase in research and development expense in the second quarter of 2011 reflected an increase in the number of research and development personnel primarily in NALA, resulting in a $1.0 million increase in compensation, a $0.9 million increase in outside consulting services related to contract research and development services and a $0.3 million increase in allocated costs. The increase was also due to capitalization of $0.6 million of labor and third party costs for development of internal-use software in the second quarter of 2011 as compared to $0.9 million capitalized costs in the second quarter of 2010. The increase in our spending on research in development reflects our continued investment in the development of additional cloud based applications designed to enable greater operational efficiencies and enhanced functionality for our customers.

General and administrative expenses

The 79% increase in general and administrative expense in the second quarter of 2011 as compared to the second quarter of 2010 reflected a $2.4 million increase in compensation due to an increase in headcount in general and administrative functions across all geographic segments and a $0.8 million increase in professional fees primarily related to costs of being a public company.

Other Expense, Net

	Three Months Ended June 30,				Change	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Other expense, net	$435	1%	$136	0%	$299	220%

The increase in other expense in the second quarter of 2011 primarily resulted from a $0.5 million increase in losses on foreign exchange transactions due in part to a decline in the value of the U.S. dollar relative to international currencies, most notably the Euro. Also contributing to the rise in other expense was a $0.1 million charge to reduce the carrying value of deferred debt issuance costs as a result of reduction in the borrowing capacity of the credit facility. This was offset by a decrease of $0.3 million in interest cost in the second quarter of 2011 due to the repayment of our term loan in March 2011.

Income Tax (Benefit) Provision

	Three Months Ended June 30,		Change	% Change
	2011	2010
	(in thousands)
Income tax (benefit) provision	$(1,694)	$926	$(2,620)	*

*	not meaningful

The effective tax rate was a 9.8% benefit for the quarter ended June 30, 2011. For the three months ended June 30, 2010, we had taxable income at our taxable subsidiaries and losses incurred by the non-taxable limited liability parent company that do not result in a tax benefit for us.

Six months ended June 30, 2011 and June 30, 2010

Net Revenue

	Six Months Ended June 30,				Change	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Net revenue by geography:
NALA	$56,431	60%	$46,527	66%	$9,904	21%
EMEA	29,247	31%	20,797	30%	8,450	41%
APJ	8,956	9%	2,828	4%	6,128	217%

Total net revenue	$94,634	100%	$70,152	100%	$24,482	35%

Net revenue increased $24.5 million, or 35%, in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in net revenue reflects revenue growth in all geographies, particularly EMEA and APJ, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2010. These increases were partially offset by a decrease in revenue from Sun Microsystems from $11.5 million in the six months ended June 30, 2010 to $1.8 million in the six months ended June 30, 2011 comprised principally of a settlement fee.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,			% Change
	2011	2010	Change
	(in thousands)
Cost of revenue	$54,365	$41,946	$12,419	30%
Includes stock-based compensation of:	816	573	243
Gross profit	40,269	28,206	12,063	43%
Gross profit percentage	43%	40%		3%

The 30% increase in our cost of revenue in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, reflected an increase in the number of service sales personnel, primarily in APJ, resulting in a $10.7 million increase in compensation and a $1.8 million increase in allocated costs for facilities, including incremental facility costs related to facilities opened in 2010 in EMEA and APJ, and greater allocations for information technology and depreciation. The improvement in our gross profit percentage resulted from higher revenue related to the ramp up of our new engagements. Our improved gross margin in the six months ended June 30, 2011 relative to the prior year also resulted from the recognition of $1.8 million related to a settlement fee from Sun Microsystems which had no direct costs associated with it.

Operating Expenses

	Six Months Ended June 30,				Change	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Operating expenses:
Sales and marketing	$22,520	24%	$15,944	23%	$6,576	41%
Research and development	6,103	6%	2,508	3%	3,595	143%
General and administrative	15,723	17%	8,362	12%	7,361	88%

Total operating expenses	$44,346	47%	$26,814	38%	$17,532	65%

Includes stock-based compensation of:
Sales and marketing	$1,870		$1,445		$425
Research and development	537		293		244
General and administrative	1,913		1,578		335

Total	$4,320		$3,316		$1,004

Sales and marketing expenses

The 41% increase in sales and marketing expenses in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, reflected an increase in the number of sales and marketing personnel, primarily in APJ and EMEA, and higher sales commissions resulting in a $4.0 million increase in compensation. The increase also resulted from a $1.5 million increase in marketing expenses as a result of additional investments in brand development to heighten awareness and maximize the strength of our brand and an increase in allocations for facilities and IT of $0.7 million.

Research and development expenses

The increase in research and development expense in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, reflected an increase in the number of research and development personnel primarily in NALA, resulting in a $2.2 million increase in compensation, a $1.6 million increase in outside consulting services related to contract research and development services and a $0.5 million increase in allocated costs. The increase was partially offset by capitalization of $1.7 million of labor and third party costs for development of internal-use software in the six months ended June 30, 2011 compared to $1.6 million capitalized costs in the six months ended June 30, 2010. The increase in our spending on research and development reflects our continued investment in the development of additional cloud based applications designed to enable greater operational efficiencies and enhanced functionality for our customers.

General and administrative expenses

The 88% increase in general and administrative expense in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 reflected a $4.5 million increase in compensation due to an increase in headcount in the general and administrative functions across all geographic segments and a $1.8 million increase in professional fees related to expenses incurred in connection with our initial public offering, including fees related to being a public company and a $0.4 million increase in expense for indirect taxes.

Other Expense, Net

	Six Months Ended June 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Other expense, net	$1,293	1%	$542	1%	$751	139%

The increase in other expense in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, resulted from a $0.8 million increase in losses on foreign exchange transactions due in part to a decline in the value of the U.S. dollar relative to international currencies, most notably the Euro. Also contributing to the rise in other expense was a $0.2 million charge to reduce the carrying value of deferred debt issuance costs as a result of reduction in the borrowing capacity of the credit facility. These decreases were partially offset by a decrease of $0.2 million in interest expense in the six months ended June 30, 2011 due to the repayment of outstanding balances on our term loan and borrowings under our revolving credit in March 2011.

Income Tax (Benefit) Provision

	Six Months Ended June 30,		Change	% Change
	2011	2010
	(in thousands)
Income tax (benefit) provision	$(21,653)	$1,103	$(22,756)	*

*	not meaningful

In the six months ended June 30, 2011, we recorded a one-time non-cash tax benefit of $21.4 million, as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. Excluding the impact of this item, our effective tax rate for six months ended June 30, 2011 was 9.8% due principally to projected losses in a foreign subsidiary subject to a tax rate lower than the US federal rate. The computation of the effective tax rate does not include losses incurred by the non-taxable limited liability parent company prior to March 1, 2011, when it became subject to taxation as a corporation.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents and short-term investments of $73.4 million, which primarily consisted of money market mutual funds, municipal securities, corporate bonds, and commercial paper held by well-capitalized financial institutions. In addition we had a $20.0 million revolving credit facility. Our primary operating cash requirements include the payment of compensation and related costs, working capital requirements related to accounts receivable, accounts payable and prepaid expenses, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities and to a lesser extent from borrowings under various credit facilities. We believe our existing cash and cash equivalents and short-term investments and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Initial Public Offering and Follow-on Offering

On March 24, 2011, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 30, 2011, at which time we sold 9,791,020 shares of our common stock and received cash proceeds of $87.7 million from this transaction, net of underwriting discounts and commissions and other costs associated with the offering including $0.2 million which remains payable as of June 30, 2011.

We filed a registration statement on Form S-1 on July 18, 2011 with the SEC relating to sale of shares of common stock by certain of our shareholders and us in a registered public offering. On August 3, 2011, we closed a public offering of 10,350,000 shares of our common stock, which included 1,372,061 shares of common stock sold by us (inclusive of 1,350,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) and 8,977,939 shares of common stock sold by the selling stockholders. The price of the shares sold in the offering was $17.50 per share. The total gross proceeds from the offering to us were $24.0 million. After deducting underwriting discounts, commissions and estimated offering expenses payable by us, the aggregate net proceeds received by us totaled approximately $22.2 million. We did not receive any proceeds from the sales of shares by the selling stockholders (other than approximately $2.9 million in additional cash received from the exercise of stock options by certain of the selling stockholders).

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

The New Revolver has various restrictive financial covenants, which include maintaining a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, a minimum liquidity ratio and restrictions, subject to certain exceptions, under which we can make distributions to our equityholders. Distributions to fund tax obligations of our equityholders are permitted so long as there are no events of default, including compliance with financial covenants, immediately prior to or after giving effect to any such distribution. Distributions other than those to fund our equityholders’ tax obligations are, among other things, subject to us achieving specified levels of earnings before interest, taxes, depreciation and amortization or maintaining minimum levels of cash as defined in the New Revolver. At June 30, 2011 we were in compliance with our borrowing covenants.

Summary Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(17,952)	$14,986
Net cash used in investing activities	(48,561)	(4,039)
Net cash provided by (used in) financing activities	74,480	(3,397)
Net increase in cash and cash equivalents, net of impact of foreign exchange changes on cash	$8,719	$7,076

Operating Activities

Net cash used in operating activities were $18.0 million during the six months ended June 30, 2011. Our net income during the period was $16.3 million, adjusted by non-cash charges of $4.5 million for depreciation and amortization and $5.1 million for stock-based compensation which reflected a one-time non-cash tax benefit of $21.4 million as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. Cash used for operations during the six months ended June 30, 2011 principally resulted from $18.1 million in payments to Oracle/Sun and the related settlement of accrued payables owed to Oracle/Sun and amounts owed to us by Oracle/Sun. Additional sources of cash resulted from changes in our working capital, including a $4.1 million decrease in accounts receivable a $3.4 million increase in accrued compensation and benefits, a $1.1 million increase in other accrued liabilities and a $1.1 million increase in accounts payable. Uses of cash were related to a $2.0 million increase in prepaid expenses and other assets.

Net cash provided by operating activities in the six months ended June 30, 2010 was driven by our net loss of $0.3 million, adjusted by non-cash charges of $2.9 million for depreciation and amortization and $3.9 million for stock-based compensation. Additional sources of cash resulted from changes in our working capital, including a $10.6 million increase in accrued payables to customers, consisting of amounts owed to Oracle from end customers with respect to our Sun Microsystems engagements, a $2.4 million increase in accrued compensation and benefits, a $2.3 million increase in other accrued liabilities. Uses of cash were related to a $7.2 million increase in accounts receivable resulting from higher revenues.

Investing Activities

During the six months ended June 30, 2011 net cash used in investing activities was $48.6 million and consisted primarily of purchase of available-for-sale short-term investments of $42.3 million and to a lesser extent for purchase of property and equipment, of $6.3 million, including costs capitalized for development of internal-use software. The $4.0 million of cash used by investing activities during the six months ended June 30, 2010 related to the purchase of property and equipment, including costs capitalized for development of internal-use software.

Financing Activities

Cash provided by financing activities were $74.5 million during the six months ended June 30, 2011 comprised primarily of proceeds from our IPO, net of issuance costs, of $88.0 million of which $0.2 million of issuance costs remain unpaid and are expected to be paid in the third quarter of 2011, and proceeds of $2.2 million from the exercise of stock options to purchase our common stock, partially offset by $15.6 million in net payments to payoff our term loan and payment of capital lease obligations.

During the six months ended June 30, 2010, cash used in financing activities was $3.4 million primarily resulting from a $2.5 million cash distribution to our equityholders as required under our limited liability company agreement and principal payments on our term loan.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and computer equipment. At June 30, 2011, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$1,636	$641	$637	$165	$193
Operating lease obligations	26,757	4,916	15,873	3,906	2,062

	$28,396	$5,556	$16,504	$4,066	$2,270

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, capitalized internal-use software and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our prospectus dated July 28, 2011, filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission.

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

Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting that occurred during the most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for service revenue management is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to manage the sales of their support, maintenance and subscription contracts. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal service revenue organizations and therefore may be reluctant to switch to a solution such as ours. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their sales activities and customer relations, concerns about end customer reaction, a belief that they can sell their support, maintenance and subscription services more cost-effectively using their internal sales organizations, perceptions about the expenses associated with changing to a new approach and the timing of expenses once they adopt a new approach, general reluctance to adopt any new and different approach to old ways of doing business, or other considerations that may not always be evident. New concerns or considerations may also emerge in the future. Particularly because our market is undeveloped, we must address our potential customers’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage the sales of support, maintenance and subscription contracts. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our solution are sufficient, then the market for our solution may not develop as we anticipate and our business will not grow.

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

A substantial portion of our revenue has to date come from a relatively small number of customers. During the six months ended June 30, 2011, our top ten customers accounted for 50% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

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

For the six months ended June 30, 2011, approximately 40% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

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

In particular, we are required to evaluate our internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act, and our independent registered public accounting firm will be required to attest to our internal controls over financial reporting starting with our annual report for 2012. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our independent registered public accounting firm’s attestation report on our internal controls over financial reporting. Compiling the system and processing documentation needed to comply with such requirements is costly and challenging, and as a public company and to manage our growth, we are required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing processes, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm are unable to express an opinion on the effectiveness of our internal control over financial reporting, or if we are unable to remedy any material weakness in our internal control over financial reporting or to implement or maintain other effective control or business systems, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

Risks Relating to Owning Our Common Stock

Our share price has been volatile and is likely to be volatile in the future.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. Further, our common stock has a limited trading history. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us as discussed in more detail elsewhere in these “Risk Factors;”

•	failing to achieve our revenue or earnings expectations, or those of investors or analysts;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	recruitment or departure of key personnel;

•	investors’ general perception of us;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity;

•	the volume of trading in our common stock, including sales upon exercise of outstanding options;

•

sales of shares of our common stock by existing stockholders upon the expiration of the applicable lock-up agreements entered into in connection with our IPO and/or our follow-on offering in the third and fourth quarter of 2011;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	actual or perceived changes in general economic, industry and market conditions.

In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.

Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results and financial condition.

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

Anti-takeover provisions contained in our certificate of incorporation and by laws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, by laws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

Any provision of our certificate of incorporation, by laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

None.

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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date: August 3, 2011	By:	/s/ David S. Oppenheimer
David S. Oppenheimer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011

3.2(1)	Bylaws of the Company dated March 24, 2011

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements. **

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.