Form 10-Q
period 2011-09-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2011-11-14
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of November 7, 2011
Common Stock	71,008,452

SERVICESOURCE INTERNATIONAL, INC.

Form 10-Q

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’/Members’ Equity and Comprehensive Income for the nine months ended September 30, 2011 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Default Upon Senior Securities	44

Item 4. Removed and Reserved	44

Item 5. Other Information	44

Item 6. Exhibits	44

Signatures	45

Exhibit Index	46

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$58,293	$22,652
Short-term investments	45,498	—
Accounts receivable, net	42,804	49,237
Advances to customers	—	18
Current portion of deferred income taxes	5,712	1,155
Prepaid expenses and other	8,252	3,326

Total current assets	160,559	76,388
Property and equipment, net	23,919	19,418
Goodwill	6,334	6,334
Deferred debt issuance costs, net	149	273
Deferred income taxes, net of current portion	28,889	3,780
Other assets, net	1,926	1,910

Total assets	$221,776	$108,103

Liabilities and Stockholders’ / Members’ Equity
Current liabilities:
Accounts payable	$7,362	$3,710
Accrued taxes	3,128	2,233
Accrued compensation and benefits	17,475	11,816
Accrued payables to customers	—	30,640
Other accrued liabilities	6,815	7,575
Current portion of long-term debt	738	2,279

Total current liabilities	35,518	58,253
Long-term debt, net of current portion	1,451	14,939
Other long-term liabilities	1,441	1,027

Total liabilities	38,410	74,219

Commitments and contingencies (Note 7)
Stockholders’ / members’ equity:
Common shares	—	34,161
Common stock	7	—
Treasury stock/ shares	(441)	(441)
Additional paid-in capital	165,832	—
Retained earnings	17,763	—
Accumulated other comprehensive income	205	164

Total stockholders’ / members’ equity	183,366	33,884

Total liabilities and stockholders’ / members’ equity	$221,776	$108,103

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$50,088	$38,316	$144,722	$108,468
Cost of revenue	28,034	21,895	82,399	63,841

Gross profit	22,054	16,421	62,323	44,627

Operating expenses
Sales and marketing	12,144	9.696	34,664	25,640
Research and development	3,547	1,419	9,650	3,927
General and administrative	8,969	5,444	24,692	13,806

Total operating expenses	24,660	16,559	69,006	43,373

Income (loss) from operations	(2,606)	(138)	(6,683)	1,254
Interest expense	(68)	(325)	(452)	(940)
Other income (expense), net	350	(275)	(559)	(202)

Income (loss) before income taxes	(2,324)	(738)	(7,694)	112
Income tax (benefit) provision	501	265	(21,152)	1,368

Net income (loss)	$(2,825)	$(1,003)	$13,458	$(1,256)

Net income (loss) per common share:
Basic	$(0.04)	$(0.02)	$0.21	$(0.02)

Diluted	$(0.04)	$(0.02)	$0.19	$(0.02)

Weighted-average shares used in computing net income (loss) per common share:
Basic	69,464	57,408	64,989	57,167

Diluted	69,464	57,408	72,208	57,167

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Shares		Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2010	57,627	$34,161	—	$—	(121)	$(441)	$—	$—	$164	$33,884
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,209	—	—	9,791	1	—	—	87,701	—	—	87,702
Issuance of common stock in connection with followon offering, net of issuance costs of $95	—	—	1,372	—	—	—	22,956	—	—	22,956
Proceeds from issuance of common stock	133	476	1,665	—	—	—	6,925	—	—	7,401
Stock-based compensation	—	2,241	—	—	—	—	5,862	—	—	8,104
Excess tax benefits from stock- based compensation	—	—	—	—	—	—	2,382	—	—	2,382
Comprehensive income:
Net income (loss)	—	(4,305)	—	—	—	—	—	17,763	—	13,458
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	52	52
Unrealized loss on investment	—	—	—	—	—	—	—	—	(11)	(11)

Total comprehensive income										13,499
Conversion to corporation	(57,760)	(32,573)	57,760	6		—	40,005	—	—	7,438

Balances, September 30, 2011	—	$—	70,588	$7	(121)	$(441)	$165,832	$17,763	$205	$183,366

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$13,458	$(1,256)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,109	4,436
Loss on disposal of fixed assets	46	—
Amortization of deferred financing costs	325	124
Accretion of premium on short-term investments	87	—
Deferred income taxes	(22,229)	(960)
Stock-based compensation	8,104	6,017
Tax benefit from stock-based compensation	(2,382)	(31)
Changes in operating assets and liabilities:
Accounts receivable	6,433	(13,207)
Advances to customers	18	534
Prepaid expenses and other	(2,187)	(1,338)
Accounts payable	73	1,186
Accrued taxes	895	7
Accrued compensation and benefits	5,659	2,734
Accrued payables to customers	(30,640)	19,162
Other accrued liabilities	846	3,698

Net cash (used in) provided by operating activities	(14,385)	21,106

Cash flows from investing activities
Acquisition of property and equipment	(8,784)	(7,427)
Purchases of short-term investments, net	(45,893)	—

Cash used in investing activities	(54,677)	(7,427)

Cash flows from financing activities
Net proceeds from issuances of common stock in public offerings	111,105	—
Proceeds from revolving credit facility	23,424	—
Repayment of revolving credit facility	(23,424)	—
Repayment on long-term debt	(15,747)	(1,204)
Payment of deferred debt issuance costs	(200)	(150)
Cash distributions to members	—	(2,517)
Proceeds from common stock issuances	7,198	415
Repurchases of common shares	—	(315)
Tax benefit from stock-based compensation	2,382	31

Net cash provided by (used in) financing activities	104,738	(3,740)

Net increase in cash and cash equivalents	35,676	9,970
Effect of exchange rate changes on cash	(35)	92
Cash and cash equivalents at beginning of period	22,652	13,169

Cash and cash equivalents at end of period	$58,293	$23,231

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2010, included in the Company’s prospectus, dated July 28, 2011, filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2010 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In September 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and IFRS. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting it in one continuous statement or two separate but consecutive statements. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 2 — Cash, cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company had no realized gains or losses in the three and nine months ended September 30, 2011 and 2010.

Cash and cash equivalents and short-term investments consisted of the following as of September 30, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$54,002	$—	$—	$54,002

Cash equivalents:
Money market mutual funds	3,091	—	—	3,091
Commercial paper	1,200	—	—	1,200

Total cash equivalents	4,291	—	—	4,291

Total cash and cash equivalents	58,293	—	—	58,293

Short-term investments:
Certificate of deposit	750	—	—	750
Municipal securities	33,639	23	(10)	33,652
Commercial paper	6,780	3	—	6,783
Corporate bonds	4,340	—	(27)	4,313

Total short-term investments	45,509	26	(37)	45,498

Cash, cash equivalents and short-term investments	$103,802	$26	$(37)	$103,791

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2011:

	Amortized Cost	Estimated Fair Value
Less than 1 year	$27,530	$27,527
Due in 1 to 3 years	17,979	17,971

Total	$45,509	$45,498

As of September 30, 2011, the Company did not consider any of its investments to be other-than-temporarily impaired.

Note 3 — Fair value of financial instruments

The Company measures certain financial instruments at fair value on a recurring basis. The Company has established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of its financial instruments.

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

All of the Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at September 30, 2011 (in thousands):

	Fair Value Measurements at September 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$3,091	$3,091	$—	$—
Commercial paper	1,200	—	1,200	—

Total cash equivalents	4,291	3,091	1,200	—

Short-term investments:
Certificate of deposit	750	—	750	—
Municipal securities	33,652	—	33,652	—
Commercial paper	6,783	—	6,783	—
Corporate bonds	4,313	—	4,313	—

Total short-term investments	45,498	—	45,498	—

Cash equivalents and short-term investments	$103,791	$3,091	$100,700	$—

The Company did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2011 or December 31, 2010.

Note 4 — Property and Equipment, Net

Property and equipment balances were comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Computers and equipment	$11,147	$7,765
Software	19,473	13,169
Furniture and fixtures	5,658	5,503
Leasehold improvements	4,613	2,898

	40,891	29,335
Less: accumulated depreciation and amortization	(20,983)	(13,960)

	19,908	15,375
Construction in progress	4,011	4,043

	$23,919	$19,418

Depreciation and amortization expense during the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, was $2.6 million, $7.1 million, $1.5 million and $4.4 million, respectively. Total property and equipment assets under capital lease at September 30, 2011 and December 31, 2010, was $3.3 million and $3.1 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $1.6 million and $1.1 million, respectively.

The Company capitalized internal-use software development costs of $1.8 million and $1.1 million during the three months ended September 30, 2011 and 2010, respectively and $3.8 million and $3.1 million during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December, 31 2010, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $9.2 million and $9.6 million, respectively. Amortization of capitalized costs related to internal-use software for the three months ended September 30, 2011 and 2010 was $1.2 million and $0.6 million, respectively, and for the nine months ended September 30, 2011 and 2010 was $3.1 million and $1.6 million, respectively.

Note 5 — Other Accrued Liabilities and Accrued Payables to Customers

Other accrued liabilities balances were comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Amounts refundable to end customers	$710	$2,083
Accrued professional fees	1,139	2,485
Deferred revenue	554	151
Deferred rent obligations	831	477
Employee-related	229	353
Other (includes ESPP contributions of $358 in September 2011)	3,352	2,026

	$6,815	$7,575

Accrued Payables to Customers

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

Note 6 — Long Term Debt

Long-term debt balances were comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Current:
Term loan	$—	$1,500
Capital lease obligations	738	779

	738	2,279
Non-current:
Term loan	—	13,959
Capital lease obligations	1,451	980

	1,451	14,939

Total long-term debt	$2,189	$17,218

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

Borrowings on the New Revolver, including amounts outstanding under letters of credit, bear interest at either: (i) the LIBOR Rate plus an additional margin; or (ii) the Base Rate (i.e., prime rate) plus an additional margin. The additional margin is determined based on the Company’s financial leverage ratio. On March 30, 2011, net proceeds from the IPO were used to repay $23.4 million borrowed under the New Revolver. At September 30, 2011, borrowings under the New Revolver consisted of a letter of credit in the amount of $1.1 million.

The New Revolver provides for a non-use fee of 0.50% per annum based on the average monthly available borrowing base and for a letter of credit fee, accruing at a rate per annum ranging from 3.00% to 3.50% based on the Company’s leverage ratio.

As provided for under the New Revolver, the Company reduced its maximum borrowing to $20.0 million, effective May 1, 2011.

The lenders also have the option to reduce the commitment under the New Revolver in the event a contract with a customer who represented 15% of revenue for any consecutive twelve-month period is terminated or in the event of a series of customer contract terminations, which in the aggregate represented more than 20% of consolidated revenues for the most recent twelve-month period. Under these circumstances, the lenders would have the discretion to reduce the commitment under the New Revolver by the aggregate amount of termination fees received that are related to the cancelled contracts. The New Revolver can be terminated by the Company and is subject to a fee if terminated on or before February 24, 2012 equal to 1.0% of the maximum revolver commitment in effect on the date of termination.

The New Revolver has certain financial covenants, which include liquidity ratios as well as a maximum consolidated leverage ratio. The New Revolver also contains restrictions on additional indebtedness and, subject to certain exceptions, circumstances under which the Company can make a distribution to its members. Distributions to fund tax obligations of members are permitted so long as there are no events of default, including those related to compliance with financial covenants, immediately prior to or after giving effect to any such distributions. Distributions other than those to fund members’ tax obligations are subject to the Company achieving specified levels of earnings before interest, taxes, depreciation and amortization or maintaining minimum levels of cash, as defined in the New Revolver. At September 30, 2011, the Company was in compliance with all borrowing covenants.

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 4.2% and 5.6% at September 30, 2011 and 2010, respectively.

The maturities of capital lease obligations as of September 30, 2011 were as follows (in thousands):

September 30, 2011
Years Ending December 31,
2011 (remaining three months)	$523
2012	728
2013	329
2014	270
2015	77
Thereafter	262

$2,189

Note 7 — Commitments and Contingencies

Operating Leases

The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through June 2019. Rent expense for the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, was $1.6 million, $4.8 million, $1.3 million, and $3.6 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of September 30, 2011 were as follows (in thousands):

September 30, 2011
Years Ending December 31,
2011 (remaining three months)	$1,818
2012	7,340
2013	6,561
2014	5,723
2015	4,198
Thereafter	8,564

$34,204

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

On August 3, 2011, the Company closed a public offering of 10,350,000 shares of its common stock, which included 1,372,061 shares of common stock sold by the Company (inclusive of 1,350,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) and 8,977,939 shares of common stock sold by the selling stockholders. The total net proceeds from the offering to the Company were $22.2 million.

In conjunction with the conversion from a limited liability company to a Delaware corporation described in Note 1, the Company’s certificate of incorporation authorized 1,000,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.0001 par value preferred stock. No preferred stock was issued or outstanding as of September 30, 2011. Further, effective March 1, 2011, the Company became taxable as a corporation rather than as a partnership.

Note 9 — Stock-Based Compensation

Stock Option Plans

The Company historically granted options through two plans, the Company’s 2004 Omnibus Share Plan and the 2008 Share Option Plan (collectively, the “2004 and 2008 Option Plans”). Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on March 24, 2011 for ServiceSource’s IPO (see Note 1), the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) became effective and all remaining common stock reserved for future grant or issuance under the 2004 and 2008 Options Plan were added to the 2011 Plan. Shares of common stock reserved for issuance under the 2011 Plan consist of (a) 5,760,000 shares of common stock initially available for future grants under the 2011 Plan plus (b) 2,584,015 shares of common stock previously reserved but unissued under the 2004 and 2008 Option Plans that are now available for issuance under the 2011 Plan. To the extent outstanding awards under the 2004 and 2008 Option Plans are forfeited or lapse unexercised and would otherwise have been returned to the share reserves under the 2004 and 2008 Option Plans, the shares of common stock subject to such awards instead will be available for future issuance under the 2011 Plan. The Company’s board of directors and, as delegated to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options or restricted stock may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant.

Under the 2011 Plan, options granted are generally subject to a four-year vesting period whereby options become 25% vested after a one-year period and the remainder then vests monthly through the end of the vesting period. Vested options may be exercised up to ten years from the vesting commencement date, as defined in the 2011 Option Plan. Vested but unexercised options expire three months after termination of employment with the Company. The restricted stock units typically vest over four years with a yearly cliff contingent upon employment with the Company on the dates of vest.

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

The weighted average Black-Scholes model assumptions for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term (in years)	5.1	5.4	5.3	5.4
Expected volatility	45%	54%	51%	54%
Risk-free interest rate	0.90%	1.75%	1.65%	2.10%
Expected dividend yield	—	—	—	—

Option and restricted stock activity under the Company’s Plans for the nine months ended September 30, 2011 were as follows: (shares in thousands):

		Options Outstanding		Restricted Stock Units Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2010	2,871	17,723	$4.32	—
Additional shares reserved under the 2011 equity incentive plan	5,760	—	—	—
Granted	(2,346)	1,774	13.25	572
Exercised	—	(1,708)	3.88	—
Forfeited	652	(652)	5.05	—

Outstanding — September 30, 2011	6,937	17,137	$5.26	572

The weighted average grant-date fair value of employee stock options granted during the three months ended September 30, 2011 and 2010 was $7.31 and $2.45 per share, respectively and for the nine months ended September 30, 2011 and 2010 was $6.71 and $2.38 per share, respectively.

The Company accounts for all stock-based compensation to employees and directors, including grants of stock options, as stock-based compensation costs in the Condensed Consolidated Financial Statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period and an increase in additional paid-in capital.

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$470	$270	$1,286	$843
Sales and marketing	1,111	769	2,981	2,214
Research and development	327	305	864	598
General and administrative	1,060	784	2,973	2,362

Total stock-based compensation	$2,968	$2,128	$8,104	$6,017

Employee Stock Purchase Plan

Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on March 24, 2011 for ServiceSource’s IPO, the Company’s 2011 Employee Stock Purchase Plan (the “ESPP”) became effective and is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, domestic employees are eligible to purchase common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of the Company’s common stock on the first and last trading days of each six-month offering period.

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30, 2011	Period from March 24, 2011 to September 30, 2011
Expected term (in years)	0.50	0.39-0.50
Expected volatility	45%	36-45%
Risk-free interest rate	0.07%	0.18%-0.07%
Expected dividend yield	—	—

As of September 30, 2011, 89,885 shares had been issued under the ESPP and 810,115 shares were available for future issuance. The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors.

Note 10 — Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers all eligible domestic employees who have attained 21 years of age and provide at least 20 hours of service per week. This plan allow U.S. employees to contribute up to 90% of their pre-tax salary in certain investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. The Company currently matches, up to an annual limit of $2,000, the first 3% of a participant’s contributions. Employer matching contributions, which may be discontinued at the Company’s discretion, amounted to $0.2 million, $0.6 million, $0.1 million and $0.5 million for the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, respectively. Matching contributions by the Company are fully vested upon completion of the first year of employment.

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

The Company will file tax returns as an LLC for the period from January 1, 2011 through February 28, 2011. The Company will file tax returns as a corporation for the period from March 1, 2011 through December 31, 2011. The Company’s provision for income taxes for interim reporting periods is based on an estimate of the effective tax rate for each of the periods described above. Significant management judgment is required in projecting ordinary income (loss) in order to determine the Company’s estimated effective tax rate.

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is not currently undergoing any examination of its income tax returns. The 2006 through 2010 tax years generally remain subject to examination by federal, state and foreign tax authorities. As of September 30, 2011, the Company did not have any unrecognized tax benefits that if recognized would impact the annual effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

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

Summarized financial information by geographic location based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue
NALA	$31,952	$26,249	$88,383	$72,776
EMEA	12,365	9,802	41,612	30,599
APJ	5,771	2,265	14,727	5,093

Total net revenue	$50,088	$38,316	$144,722	$108,468

Direct profit contribution
NALA	$18,263	$14,745	$48,765	$39,016
EMEA	5,042	4,044	18,537	12,497
APJ	538	402	1,674	1,216

Total direct profit contribution	23,843	19,191	68,976	52,729
Adjustments:
Stock-based compensation	(470)	(270)	(1,286)	(843)
Overhead allocations	(4,413)	(3,666)	(12,985)	(10,476)
Other	3,094	1,166	7,618	3,217

Gross Profit	$22,054	$16,421	$62,323	$44,627

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

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on our customers’ behalf; errors in estimates as to the service revenue we can generate for our customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers; the potential effect of mergers and acquisitions on our customer base; business strategies; technology development; protection of our intellectual property; investment and financing plans; liquidity; competitive position; the effects of competition; industry environment; and potential growth opportunities. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this report on Form 10-Q titled “Risk Factors”. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Initial Public Offering and Follow-on Offering

On March 24, 2011, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 30, 2011, at which time we sold 9,791,020 shares of our common stock and received cash proceeds of $87.7 million from this transaction, net of underwriting discounts and commissions and other costs associated with the offering.

On August 3, 2011, we closed a public offering of 10,350,000 shares of our common stock, which included 1,372,061 shares of common stock sold by us (inclusive of 1,350,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) and 8,977,939 shares of common stock sold by the selling stockholders. The price of the shares sold in the offering was $17.50 per share. The total gross proceeds from the follow-on offering to us were $24.0 million. After deducting underwriting discounts, commissions and estimated offering expenses payable by us, the aggregate net proceeds received by us totaled approximately $22.2 million. We did not receive any proceeds from the sales of shares by the selling stockholders (other than approximately $2.9 million in additional cash received from the exercise of stock options by certain of the selling stockholders).

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

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been insignificant. Subscription fees, for which we have established fair value based on BESP, are accounted for separately from commissions and they are billed on either a monthly or quarterly basis in advance and revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers, including Sun Microsystems, accounted for 47% and 56% of our net revenue for the three months ended September 30, 2011 and 2010, respectively, and 48% and 57% for the nine months ended September 30, 2011 and 2010, respectively. In addition, net revenue from Sun Microsystems for the three months ended September 30, 2011 and 2010 was 0% and 17%, respectively, and for the nine months ended September 30, 2011 and 2010 was 1% and 17% of our net revenue, respectively. As discussed above, Oracle terminated our contracts with Sun Microsystems effective as of September 30, 2010. In connection with a settlement agreement with Oracle on February 28, 2011, we recognized net revenue of approximately $1.8 million for the nine months ended September 30, 2011 from Sun Microsystems from fees associated with the transition of remaining active end user contracts to Oracle, the termination of the related account management services and as a result of our net final payment to Oracle being less than estimated as of December 31, 2010.

Our business is geographically diversified. During the third quarter of 2011, 64% of our net revenue was earned in North America and Latin America (“NALA”), 25% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography.

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of compensation and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment and we recognize expense over a period that is generally between twelve and fourteen months following the execution of the applicable contract. We currently expect sales and marketing expense to increase on an absolute basis and as a percentage of revenue in the near term based on commissions earned on customer contracts entered into in prior periods, as well as continued investments in sales and marketing personnel and programs as we expand our business domestically and internationally.

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

Other Income (Expense)

Other income (expense) consists primarily of foreign exchange transaction gains and losses and interest expense associated with borrowings under our credit facility, partially offset by an insignificant amount of interest income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net revenue	$50,088	$38,316	$144,722	$108,468
Cost of revenue	28,034	21,895	82,399	63,841

Gross profit	22,054	16,421	62,323	44,627

Operating expenses
Sales and marketing	12,144	9,696	34,664	25,640
Research and development	3,547	1,419	9,650	3,927
General and administrative	8,969	5,444	24,692	13,806

Total operating expenses	24,660	16,559	69,006	43,373

Income (loss) from operations	(2,606)	(138)	(6,683)	1,254
Other expense, net	282	(600)	(1,011)	(1,142)

Income (loss) before income taxes	(2,324)	(738)	(7,694)	112
Income tax (benefit) provision	501	265	(21,152)	1,368

Net income (loss)	$(2,825)	$(1,003)	$13,458	$(1,256)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$470	$270	$1,286	$843
Sales and marketing	1,111	769	2,981	2,214
Research and development	327	305	864	598
General and administrative	1,060	784	2,973	2,362

Total stock-based compensation	$2,968	$2,128	$8,104	$6,017

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	56%	57%	57%	59%

Gross profit	44%	43%	43%	41%

Operating expenses
Sales and marketing	24%	25%	24%	24%
Research and development	7%	4%	7%	4%
General and administrative	18%	14%	17%	13%

Total operating expenses	49%	43%	48%	40%

Income (loss) from operations	(5)%	0%	(5)%	1%

Three months ended September 30, 2011 and September 30, 2010

Net Revenue

	Three Months Ended September 30,				Change	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Net revenue by geography:
NALA	$31,952	64%	$26,249	68%	$5,703	22%
EMEA	12,365	25%	9,802	26%	2,563	26%
APJ	5,771	11%	2,265	6%	3,506	155%

Total net revenue	$50,088	100%	$38,316	100%	$11,772	31%

Net revenue increased $11.8 million, or 31%, for the third quarter of 2011, compared to the third quarter of 2010. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in net revenue reflects revenue growth in all geographies, particularly APJ, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2010. These increases were partially offset by a decrease in revenue from Sun Microsystems from $6.5 million in the three months ended September 30, 2010 to $0 in the three months ended September 30, 2011.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change	% Change
	2011	2010
	(in thousands)
Cost of revenue	$28,034	$21,895	$6,139	28%
Includes stock-based compensation of:	470	270	200
Gross profit	22,054	16,421	5,633	34%
Gross profit percentage	44%	43%		1%

The 28% increase in our cost of revenue in the third quarter of 2011 reflected an increase in the number of service sales personnel, primarily in APJ, resulting in a $5.2 million increase in compensation and a $0.7 million increase in allocated costs for facilities, including incremental facility costs related to an expansion of an existing facility, and greater allocations for information technology and depreciation. The increase was partially offset by a $0.1 million decrease in travel expenses and a $0.1 decrease in consulting services. The slight improvement in our gross profit percentage resulted from higher revenue related to the ramp up of our new engagements.

Operating Expenses

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$12,144	24%	$9,696	25%	$2,448	25%
Research and development	3,547	7%	1,419	4%	2,128	150%
General and administrative	8,969	18%	5,444	14%	3,525	65%

Total operating expenses	$24,660	49%	$16,559	43%	$8,101	49%

Includes stock-based compensation of:
Sales and marketing	$1,111		$769		$342
Research and development	327		305		22
General and administrative	1,060		784		276

Total	$2,498		$1,858		$640

Sales and marketing expenses

The 25% increase in sales and marketing expenses in the third quarter of 2011 reflected an increase in marketing expense of $0.9 million as a result of additional investments in brand development to heighten awareness and maximize the strength of our brand, a $0.6 million increase in compensation including higher salaries and benefits from increased headcount in sales and marketing primarily in EMEA and APJ in order to expand our global footprint. The increase also included higher allocated costs for facilities, depreciation and IT of $0.8 million.

Research and development expenses

The increase in research and development expense in the third quarter of 2011 reflected an increase in the number of research and development personnel primarily in NALA, resulting in a $1.5 million increase in compensation, a $0.6 million increase in outside consulting services related to contract research and development services and a $0.6 million increase in allocated costs. The increase was partially offset due to capitalization of $1.8 million of labor and third party costs for development of internal-use software in the third quarter of 2011 as compared to $0.9 million capitalized costs in the third quarter of 2010. The increase in our spending on research in development reflects our continued investment in the development of additional cloud based applications designed to enable greater operational efficiencies and enhanced functionality for our customers.

General and administrative expenses

The 65% increase in general and administrative expense in the third quarter of 2011 reflected a $3.0 million increase in compensation due to an increase in headcount in general and administrative functions across all geographic segments and $0.7 million of offering expenses incurred as part of the follow-on offering which closed in August 2011 and fees related to being a public company.

Other Expense, Net

	Three Months Ended September 30,				Change	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Other income (expense), net	$282	1%	$(600)	2%	$882	*

*	not meaningful

The increase in other income (expense), net in the third quarter of 2011 primarily resulted from a $0.4 million decrease in losses on foreign exchange transactions due in part to a stronger U.S. dollar relative to international currencies, most notably the Euro, as well as a $0.3 million decrease in interest expense in the third quarter of 2011 due to the repayment of our term loan in March 2011.

Income Tax (Benefit) Provision

	Three Months Ended September 30,		Change	% Change
	2011	2010
	(in thousands)
Income tax provision	$501	$265	$236	47%

The tax charge for the quarter ended September 30, 2011, resulted primarily from taxable income for our US subsidiaries, and a taxable loss in a foreign affiliate for which no tax benefit was recognized.

Nine months ended September 30, 2011 and September 30, 2010

Net Revenue

	Nine Months Ended September 30,				Change	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Net revenue by geography:
NALA	$88,383	61%	$72,776	67%	$15,607	21%
EMEA	41,612	29%	30,599	28%	11,013	36%
APJ	14,727	10%	5,093	5%	9,634	189%

Total net revenue	$144,722	100%	$108,468	100%	$36,254	33%

Net revenue increased $36.3 million, or 33%, in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in net revenue reflects revenue growth in all geographies, particularly EMEA and APJ, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2010. These increases were partially offset by a decrease in revenue from Sun Microsystems from $17.9 million in the nine months ended September 30, 2010 to $1.8 million in the nine months ended September 30, 2011 comprised principally of a settlement fee.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,			% Change
	2011	2010	Change
	(in thousands)
Cost of revenue	$82,399	$63,841	$18,558	29%
Includes stock-based compensation of:	1,286	843	443
Gross profit	62,323	44,627	17,696	40%
Gross profit percentage	43%	41%		2%

The 29% increase in our cost of revenue in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, reflected an increase in the number of service sales personnel, primarily in APJ, resulting in a $14.3 million increase in compensation and a $2.5 million increase in allocated costs for facilities, including incremental facility costs related to facilities opened in 2010 in EMEA and APJ, and greater allocations for information technology and depreciation. The improvement in our gross profit percentage resulted from higher revenue related to the ramp up of our new engagements. Gross margins for the nine months ended September 30, 2011 and 2010 were favorably impacted by $1.8 million in settlement fees and $3.8 million in contract termination fees, respectively, both of which had no direct costs associated with it.

Operating Expenses

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$34,664	24%	$25,640	24%	$9,024	35%
Research and development	9,650	7%	3,927	4%	5,723	146%
General and administrative	24,692	17%	13,806	13%	10,886	79%

Total operating expenses	$69,006	48%	$43,373	40%	$25,633	59%

Includes stock-based compensation of:
Sales and marketing	$2,981		$2,214		$767
Research and development	864		598		266
General and administrative	2,973		2,362		611

Total	$6,818		$5,174		$1,644

Sales and marketing expenses

The 35% increase in sales and marketing expenses in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, reflected an increase in the number of sales and marketing personnel, primarily in APJ and EMEA, resulting in a $4.4 million increase in compensation. The increase also resulted from a $2.4 million increase in marketing expenses as a result of additional investments in brand development to heighten awareness and maximize the strength of our brand and an increase in allocations for facilities and IT of $1.5 million.

Research and development expenses

The increase in research and development expense in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, reflected an increase in the number of research and development personnel primarily in NALA, resulting in a $3.8 million increase in compensation, a $2.2 million increase in outside consulting services related to contract research and development services and a $1.1 million increase in allocated costs. The increase was partially offset by capitalization of $3.5 million of internal labor and third party costs for development of internal-use software in the nine months ended September 30, 2011 compared to $2.5 million capitalized costs in the nine months ended September 30, 2010. The increase in our spending on research and development reflects our continued investment in the development of additional cloud based applications designed to enable greater operational efficiencies and enhanced functionality for our customers.

General and administrative expenses

The 79% increase in general and administrative expense in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 reflected a $7.2 million increase in compensation due to an increase in headcount in the general and administrative functions across all geographic segments and a $2.6 million increase in professional fees related to expenses incurred in connection with our initial public offering and follow-on offering and fees related to being a public company.

Other Expense, Net

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Other expense, net	$1,011	1%	$1,142	1%	$(131)	(11)%

The decrease in other expense in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, resulted from a $0.5 million decrease in interest expense in the nine months ended September 30, 2011 due to the repayment of outstanding balances on our term loan and borrowings under our revolving credit in March 2011. This decrease was offset by a $0.4 million increase in losses on foreign exchange transactions due in part to a decline in the value of the U.S. dollar relative to international currencies, most notably the Euro.

Income Tax (Benefit) Provision

	Nine Months Ended September 30,		Change	% Change
	2011	2010
	(in thousands)
Income tax (benefit) provision	$(21,152)	$1,368	$(22,520)	*

*	not meaningful

In the nine months ended September 30, 2011, we recorded a one-time non-cash tax benefit of $21.4 million, as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. Excluding the impact of this item, our effective tax rate for nine months ended September 30, 2011 was 16.9% due principally to projected losses in foreign subsidiaries subject to a tax rate lower than the US federal rate, and nondeductible offering costs in connection with our follow on offering. The computation of the effective tax rate does not include losses incurred by the non-taxable limited liability parent company prior to March 1, 2011, when it became subject to taxation as a corporation.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents and short-term investments of $103.8 million, which primarily consisted of money market mutual funds, municipal securities, commercial paper, and corporate bonds held by well-capitalized financial institutions. In addition we had a $20.0 million revolving credit facility. Our primary source of cash is receipts from revenue. The primary uses of cash are payroll related expenses; and general operating expenses including facilities, information technology, travel and marketing. Other sources of cash are proceeds from exercises of employee stock options and participation in the employee stock purchase plan (“ESPP”). Historically, we have financed our operations principally from cash provided by our operating activities and to a lesser extent from borrowings under various credit facilities. We believe our existing cash and cash equivalents and short-term investments and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Credit Facility

As of December 31, 2010, we had $15.5 million outstanding under a term loan. No balance was outstanding under a revolving credit facility in effect at December 31, 2010 and $1.6 million was outstanding at that date under a letter of credit as required under an operating lease agreement for office space. We had $5.9 million available for borrowing under the revolving credit facility at December 31, 2010 and we were in compliance with all covenants.

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

Borrowings on the New Revolver, including amounts outstanding under letter of credit, bear interest at either: (i) the LIBOR Rate plus an additional margin; or (ii) the Base Rate (i.e., prime rate) plus an additional margin. The additional margin is determined based on our financial leverage ratio. In addition to converting the $15.5 million outstanding on our term loan to a balance outstanding under the New Revolver, we also drew down an additional $7.9 million in connection with payments to Oracle in connection with the termination of our engagements with Sun Microsystems and to fund our operations. On March 30, 2011, net proceeds from our initial public offering were used to prepay $23.4 million borrowed under the New Revolver. At September 30, 2011, borrowings under the New Revolver consisted of a letter of credit in the amount of $1.1 million.

The New Revolver provides for a non-use fee of 0.50% per annum based on the average monthly available borrowing base and a fee on the unused portion of the letter of credit commitment, accruing at a rate per annum ranging from 3.00% to 3.50% based on our leverage ratio.

We have the option to reduce the maximum New Revolver commitment. Each reduction must be in an amount not less than $5.0 million and in aggregate not more than $10.0 million. Once reduced, commitments under the New Revolver cannot be increased. No reductions are permitted 90 days after the consummation of our initial public offering of our stock. In April 2011, we reduced our maximum borrowing under the New Revolver to $20.0 million, effective May 1, 2011. The lenders also have the option to reduce the commitment under the New Revolver in the event a contract with a customer who represented 15% of revenue for any consecutive twelve-month period is terminated or in the event of a series of customer contract terminations, which in the aggregate represented more than 20% of consolidated revenues for the most recent twelve-month period. Under these circumstances, the lenders would have the discretion to reduce the commitment under the New Revolver by the aggregate amount of termination fees received that are related to the cancelled contracts. The New Revolver can be terminated by us and is subject to a fee if terminated on or before February 24, 2012 equal to 1.0% of the maximum revolver commitment in effect on the date of termination.

The New Revolver has certain financial covenants, which include a maximum consolidated leverage ratio and a minimum liquidity ratio and restrictions, subject to certain exceptions, under which we can make distributions to our equityholders. Distributions to fund tax obligations of our equityholders are permitted so long as there are no events of default, including compliance with financial covenants, immediately prior to or after giving effect to any such distribution. Distributions other than those to fund our equityholders’ tax obligations are, among other things, subject to us achieving specified levels of earnings before interest, taxes, depreciation and amortization or maintaining minimum levels of cash as defined in the New Revolver. At September 30, 2011 we were in compliance with our borrowing covenants.

Summary Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash (used in) provided by operating activities	$(14,385)	$21,106
Net cash used in investing activities	(54,677)	(7,427)
Net cash provided by (used in) financing activities	104,738	(3,740)
Net increase in cash and cash equivalents, net of impact of foreign exchange changes on cash	$35,641	$10,031

Operating Activities

Net cash used in operating activities were $14.4 million during the nine months ended September 30, 2011. Our net income during the period was $13.5 million which reflected a one-time non-cash tax benefit of $21.4 million as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. The net income was adjusted by non-cash charges of $7.1 million for depreciation and amortization and $8.1 million for stock-based compensation. Cash used for operations during the nine months ended September 30, 2011 principally resulted from $18.1 million in payments to Oracle/Sun and the related settlement of accrued payables owed to Oracle/Sun and amounts owed to us by Oracle/Sun. Additional sources of cash resulted from changes in our working capital, including a $6.4 million decrease in accounts receivable a $5.7 million increase in accrued compensation and benefits, and a $0.8 million increase in other accrued liabilities. Uses of cash were related to a $2.2 million increase in prepaid expenses and other assets.

Net cash provided by operating activities in the nine months ended September 30, 2010 was driven by our net loss of $1.3 million, adjusted by non-cash charges of $4.4 million for depreciation and amortization and $6.0 million for stock-based compensation. Additional sources of net cash inflows were from changes in our working capital, including a $19.2 million increase in accrued payables to customers, consisting of amounts owed to Oracle from end customers with respect to our Sun Microsystems engagements that terminated effective September 30, 2010, and a $2.7 million increase in accrued compensation and benefits, partially offset by a $13.2 million increase in accounts receivable and a $1.3 million decrease in prepaid expenses.

Investing Activities

During the nine months ended September 30, 2011 net cash used in investing activities was $54.7 million and consisted primarily of purchase of available-for-sale short-term investments of $45.9 million and to a lesser extent for purchase of property and equipment, of $8.8 million, including costs capitalized for development of internal-use software. The $7.4 million of cash used by investing activities during the nine months ended September 30, 2010 related to the purchase of property and equipment, including costs capitalized for development of internal-use software.

Financing Activities

Cash provided by financing activities were $104.7 million during the nine months ended September 30, 2011 comprised primarily of proceeds from our IPO, net of issuance costs, of $87.7 million and proceeds from our follow-on offering, net issuance of $22.2 million. In addition we received proceeds of $7.2 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan, partially offset by $15.7 million in net payments to payoff our term loan and payment of capital lease obligations.

During the nine months ended September 30, 2010, cash used in financing activities was $3.7 million primarily resulting from a $2.5 million cash distribution to our equityholders as required under our limited liability company agreement and principal payments on our term loan.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and computer equipment. At September 30, 2011, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$2,189	$759	$1,076	$151	$203
Operating lease obligations	34,204	7,286	12,751	7,650	6,517

	$36,393	$8,045	$13,827	$7,801	$6,720

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

The market for service revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon technology ranging from Excel spreadsheets to internally-developed software to customized versions of traditional business intelligence tools and CRM or ERP software from vendors such as Oracle, SAP, salesforce.com and NetSuite. Some companies have made further investments in this area using firms such as Accenture and McKinsey for technology consulting and education services focused on service renewals. These internally-developed solutions represent the primary alternative to our integrated approach. We also face direct competition from smaller companies that offer specialized service revenue management solutions, typically providing technology for use by their customers’ internal sales personnel.

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

A substantial portion of our revenue has to date come from a relatively small number of customers. During the nine months ended September 30, 2011, our top ten customers accounted for 48% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

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

Our overall performance depends in part on worldwide economic conditions that impact the technology sector and other technology-enabled industries such as healthcare and life sciences, and building services. For example, the recent economic downturn resulted in many businesses deferring technology investments, including purchases of new software, hardware and other equipment, and purchases of additional or supplemental maintenance, support and subscription services. To a certain extent, these businesses also slowed the rate of renewals of maintenance, support and subscription services for their existing technology base. A future downturn could cause business customers to stop renewing their existing maintenance, support and subscription agreements or contracting for additional maintenance services as they look for ways to further cut expenses, in which case our business could suffer.

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

We derive substantially all of our revenue from customers in certain sectors in the technology and technology-enabled healthcare and life sciences industries, and an important part of our strategy is to expand our existing customer base and win new customers in these industries. In addition, because of the service revenue opportunities that we believe exist beyond these industries, we intend to target new customers in additional industry vertical markets, such as technology-enabled building services. In connection with the expansion of our target markets, we may not have familiarity with such additional industry verticals, and our execution of such expansion could face risks where our Service Revenue Intelligence Platform is less developed within a particular new vertical. We may encounter customers in these previously untapped markets that have different pricing and other business sensitivities than we are used to managing. As a result of these and other factors, our efforts to expand our solution to additional industry vertical markets may not succeed, may divert management resources from our existing operations and may require us to commit significant financial resources to unproven parts of our business, all of which may harm our financial performance.

Our business and growth depend substantially on customers renewing their agreements with us and expanding their use of our solution for additional available markets. Any decline in our customer renewals or failure to expand their relationships with us could harm our future operating results.

In order for us to improve our operating results and grow, it is important that our customers renew their agreements with us when the initial contract term expires and that we expand our customer relationships to add new market opportunities and related service revenue opportunity under management. Our customers may elect not to renew their contracts with us after the initial terms have expired, and we cannot assure you that our customers will renew service contracts with us at the same or higher level of service, if at all, or provide us with the opportunity to manage additional opportunity. Although our renewal rates have been historically higher than those achieved by our customers prior to their using our solution, some customers have elected not to renew their agreements with us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solution and results, our pricing, mergers and acquisitions affecting our customers or their end customers, the effects of economic conditions or reductions in our customers’ or their end customers’ spending levels. If our customers do not renew their agreements with us, renew on less favorable terms or fail to contract with us for additional service revenue management opportunities, our revenue may decline and we may not realize improved operating results and growth from our customer base.

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

For the nine months ended September 30, 2011, approximately 37% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

Privacy and data security are rapidly evolving areas of regulation, and additional regulation in those areas, some of it potentially difficult and costly for us to accommodate, is frequently proposed and occasionally adopted. Laws in many countries and jurisdictions, particularly in the European Union and Canada, govern the requirements related to how we store, transfer or otherwise process the private data provided to us by our customers. In addition, the centralized nature of our information systems at the data and operations centers that we use requires the routine flow of data relating to our customers and their respective end customers across national borders, both with respect to the jurisdictions within which we have operations and the jurisdictions in which we provide services to our customers. If this flow of data becomes subject to new or different restrictions, our ability to serve our customers and their respective customers could be seriously impaired for an extended period of time. For example, we participate in the U.S. Department of Commerce’s safe harbor program to govern our treatment of data and data flow with respect to our customers and their respective customers across various jurisdictions. We also have entered into various model contracts and related contractual provisions to enable these data flows. For any jurisdictions in which these measures are not recognized or otherwise not compliant with the laws of the countries in which we process data, or where more stringent data privacy laws are enacted irrespective of international treaty arrangements or other existing compliance mechanisms, we could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case our operations could be materially damaged.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 45% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date: November 11, 2011	By:	/s/ David S. Oppenheimer
David S. Oppenheimer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

10.1+	Employment and Confidential Information Agreement dated as of August 16, 2011, between the Company and John Boucher.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements. **

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.
+	Indicates a management contract or compensation plan.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.