Form 10-K
period 2011-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2012-03-06
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-35108

SERVICESOURCE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 81-0578975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

634 Second Street San Francisco, California	94107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 901-6030

Securities registered pursuant to Section 12(b)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $697,362,879. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of February 28, 2012, there were approximately 74,081,978 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains certain statements that constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward looking statements are contained principally in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward looking statements include information concerning our possible or assumed future results of operations; estimates of service revenue opportunity under management; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers; business strategies; technology development and the monetization of our cloud applications; protection of our intellectual property; investment and financing plans; liquidity; competitive position; the effects of competition; industry environment; and potential growth opportunities. Forward looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward looking statements. Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future.

In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	BUSINESS

Overview

ServiceSource is the global leader in service revenue management, partnering with technology and technology enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. We deliver these results via a cloud-based solution, combining our Services Revenue Performance Suite of applications with dedicated service sales teams, leveraging a proprietary Service Revenue Intelligence Platform of transaction data, benchmarks and best practices. By integrating software, managed services and data, we provide end-to-end management and optimization of the service contract renewals process, including data management, quoting, selling and service revenue business intelligence. Our business is built on our pay-for-performance model, whereby customers pay us a commission based on renewal sales that we generate on their behalf, enabling a success-driven, shared-risk partnership with our customers. As of December 31, 2011, we managed over 120 engagements across approximately 70 customers, representing over $7 billion in service revenue opportunity under management. Service revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell on behalf of our customers over the subsequent twelve-month period.

The scalability of our solution enables us to sell in over 40 languages from five sales centers around the globe. Our solution is designed to provide optimized service revenue performance across different revenue models, distribution models, and segments within technology and technology-enabled healthcare and life sciences industries, including hardware, software software-as-a-service and industrial systems.

Our total revenue was $205.5 million, $152.9 million and $110.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. For summarized financial information by geographic area, see Note 14 of the Notes to Consolidated Financial Statements. For a discussion of the development of our business over the last year, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Our Solution

Our solution is based on a decade of experience pioneering the service revenue management category and is designed to optimize service revenue performance for our customers. It addresses the critical elements of the renewals process, including data management, quoting, selling and service revenue business intelligence. We believe our solution, which tightly integrates software, managed services and data, reflects the growing trend of delivering enterprise services via the cloud. We believe this approach is critical to addressing the unique requirements of effective service revenue management.

The components of our solution consist of our Service Revenue Performance Suite™ of applications, our proprietary Service Revenue Intelligence Platform™, and our dedicated service sales teams. The foundation of our solution is our Service Revenue Intelligence Platform, a data warehouse of transactional, analytical and industry data that grows with each service renewal transaction and customer. Our suite of cloud applications increase visibility and control of service revenue streams and are utilized by customers, channel partners, end customers and our service sales teams. Our dedicated service sales teams have specific expertise in our customers’ businesses, are deployed under our customers’ brands and follow a sales process tailored specifically to increase service contract renewals.

Key benefits of our solution include:

Financial Benefits

•

Increased service revenue. Our solution is designed to increase service revenues for our customers. Each customer engagement begins with an in-depth analysis of customers’ current renewal rates, which we call our Service Performance Assessment (“SPA”). We actively monitor the service contract renewal rates we drive on behalf of our customers in each engagement. When we generate higher renewal rates, we not only drive incremental service revenue for the associated period, but also have a compounding effect in increasing the base number of contracts eligible for renewal in subsequent periods, which expands the opportunity to generate greater revenue in future periods.

•

Increased margin and profitability. We believe that the costs associated with delivering maintenance, support and subscription services by many of our customers can be relatively fixed, and thus growth of service revenue can benefit our customers’ bottom line. In addition, customers that deploy our solution can avoid infrastructure expenditures and personnel costs that would otherwise be associated with managing service renewals internally. As a result, each incremental dollar of service revenue generated by our solution can drive greater profitability for our customers.

Operational Benefits

•

Improved end customer satisfaction. Our regular dialogue with end customers allows us to communicate the value of our customers’ maintenance, support and subscription services, and capture and address questions and concerns about our customers’ products, thus driving higher end customer satisfaction.

•

Greater business insight and analytics. Our Service Revenue Intelligence Platform™ allows us to analyze our customers’ renewals against similar transactions and to identify areas for improvement, enabling greater insight into their renewals business. All transactions, whether or not resulting in a successful renewal by an end customer, are recorded in our intelligence platform. We leverage this platform to provide benchmarking, end customer metrics, sales efficiency data and insight into successful and unsuccessful renewal efforts. The breadth of our data allows us to provide powerful analysis across regions, industries, channel partners and product segments.

•

Greater visibility and forecasting tools. Our Service Revenue Performance Suite™ of cloud applications deliver real-time analytics and visibility into a customer’s service revenue performance, sales efficiency and forecasts. We measure service revenue performance across over 100 Key Performance Indicators (“KPIs”) that are housed in our intelligence platform and provide real-time data to our customers through a clear and impactful web-based interface. CFOs and other executives rely on our applications to assist in forecasting their results and to measure progress against their forecasts on a real-time basis.

•

Strengthened channel loyalty. Our Channel Sales Cloud application and service sales teams empower our customers’ channel partners to generate higher sales by providing accurate, real-time data on their renewal opportunities and performance relative to quota, as well as tools to sell more effectively to end customers. These cloud applications help our customers develop a closer relationship with their channel partners and enable our customers to increase renewals through the channel.

•

Global consistency. We are able to maintain a globally consistent renewals process for our customers as all of our five sales centers leverage a unified intelligence platform. Our solution automates the application of best practices to the service renewals process and provides all relevant constituencies with a consistent view of the data. This facilitates service renewals and provides reliable performance management and analytics.

Our Strategy

We intend to continue our industry leadership in service revenue management with the following strategies:

•

Expand customer base within existing industry verticals. We believe there is a significant opportunity to increase our service revenue opportunity under management. We currently have approximately 70 customers and believe there are over 800 companies in our addressable market. We intend to increase investment in our sales and marketing organization to win new customers in technology and technology-enabled industries.

•

Increase footprint with existing customers to drive greater revenue per customer. Our goal is to manage a greater portion of each customer’s service revenue. Typically, we initially manage one component of a customer’s service revenue, such as a specific product, market segment or geographic region. With our pay-for-performance model, we are able to quantify our results for the customer, frequently leading to an increase of service revenue opportunity under management for that customer, and ultimately greater revenue.

•

Continue to build, deploy and increase the revenue we generate from our cloud applications. We intend to continue to invest in our Service Revenue Performance Suite™ of cloud applications. We have created a variety of applications for channel partners, direct sellers and end customers that we provide as part of our offerings. In addition to extending and strengthening our suite of applications, we are identifying new opportunities to package and price these applications separately from our managed services.

•

Develop new solutions on our technology platform. We have developed an intelligence platform and suite of applications that drive increases in efficiency and help to automate tasks associated with service revenue management. For example, we have created a quoting application to automate the service contract quoting process. By continuing to automate processes and innovate on our technology platform, we can lower operating costs, increase the efficiency of our solutions and ultimately enhance our profitability and cash flow.

•

Add new customers from additional industry verticals. We recognize that service revenue opportunities exist in sectors beyond the technology industry. We currently have a small number of technology-enabled healthcare and life sciences and industrial systems customers for whom we manage equipment maintenance and support contracts. We believe there are additional industry verticals that can benefit from our expertise and best practices, and we intend to pursue these opportunities.

The Components of Our Solution

Our solution consists of our Service Revenue Intelligence Platform™, cloud applications and dedicated service sales teams.

Service Revenue Intelligence Platform™

Since our inception, we have developed and evolved our Service Revenue Intelligence Platform™, a data warehouse of transactional, analytical and industry data that powers our solution, provides insight into the business we manage on behalf of our customers, and enables us to deliver higher performance for those customers.

•

Transactional data. An integral part of our renewals process is the broad data capture we perform to ensure we have documented the important information about each transaction. With over four million transactions completed since inception, we have been able to build a robust data warehouse of service revenue and renewals information.

•

Analytical data. We track and leverage the 100 KPIs and benchmarks in our intelligence platform across our business. The data has been analyzed across a number of dimensions, such as by region, customer segment, and contract dollar value, among others.

•

Industry data. At the core of the intelligence platform is a service revenue-specific data model and benchmarking database that allows us to extract transactional data from customers and capture other structured and unstructured analytical data in a consistent manner. This allows us to benchmark performance across industries and perform cohort analyses to understand where we can apply best practices to increase performance.

The intelligence platform improves with every renewal we manage, every customer we engage, and every benchmarking study we complete. We believe this is the most comprehensive data warehouse built exclusively for managing and optimizing service revenue from maintenance, support and subscription agreements on behalf of third-party customers.

Supporting the intelligence platform is our Data Management Engine. We have found that source data related to customer service renewals is almost universally embedded in fragmented information technology systems.

Our Data Management Engine extracts data from enterprise systems, such as ERP, CRM, billing and order management. This data is typically contained in different formats with disparate levels of completeness, quality and timeliness. After loading the data into our system, the Data Management Engine reconciles, cleanses and reorganizes our customers’ data providing our service sales teams with more accurate and relevant data, such as an inventory of the assets owned by end users, service quote history and current service contract terms.

We leverage our Service Revenue Intelligence Platform™ across critical business processes, including:

•

Service Performance Analysis. During the SPA process, we conduct interviews of our prospective customers, analyze their historical performance and future opportunity, and evaluate their service revenue business on a number of dimensions. The intelligence platform enables us to benchmark and identify service renewal opportunities and calculate our ability to improve performance based on our performance with similar types of businesses and opportunities.

•

Business Case, Pricing and Contract Structuring. We utilize our reservoir of data and benchmarks from the intelligence platform to estimate the critical components of the business case and pricing model that we use in discussions with prospective customers. This intelligence is fundamental to our pay-for-performance business model.

•

Service Revenue Performance. Once a partnership is in place with our customer, we leverage the intelligence platform to enable, measure, analyze, benchmark, optimize, and continuously improve the performance of our service sales teams.

•

Customer Benchmarking and Continuous Improvement. Our intelligence platform serves as the foundation to benchmark our customers’ evolving service revenue performance against industry peers and previous period performance. We convene quarterly business review meetings and annual partnership reviews with our customers to review performance, identify potential weaknesses and opportunities, and make recommendations that we believe will allow our customers and us to achieve higher levels of performance and efficiencies.

•

Developing and Delivering Applications. The intelligence platform includes the data warehouse that fuels the opportunity data, sales methodologies, metrics, and reporting dashboards that we engineer into our applications. Accordingly, we design our applications to leverage the transactional, analytical and industry data housed in our intelligence platform.

Cloud Applications

We have developed a suite of applications, our Service Revenue Performance Suite™, designed to optimize specific elements of the renewals process. Our applications reflect our experience in optimizing service revenue and are tested for usability and impact inside our own operations. Our Service Revenue Performance Suite™ includes:

•

Analytics Cloud. Our Analytics Cloud serves as an analytics and reporting application. It provides customers with dashboards to view and analyze service revenue performance by customer, revenue tier, channel partner, product line and region. It also provides real-time visibility into expected results, conversion and up-sells, territory analysis, benchmarking and other trending reports. This tool enables the executive staff of our customers to identify trends and update sales strategies.

•

Service Sales Cloud™. Our Service Sales Cloud™ provides renewals analytics and pipeline management used by our service sales teams. It includes an analytics dashboard for our teams to view their current sales pipeline, top deals and overall performance. It also includes an opportunity management view that incorporates our best practice renewal sales methodology to enable teams to focus on selling by quickly accessing quotes and customer information to maximize performance.

•

Channel Sales Cloud. Our Channel Sales Cloud provides channel partners and resellers with online access to their specific renewals opportunities and their performance. The application includes an executive dashboard that enables partners to view their renewals pipeline, their performance against key performance targets and how they are trending compared to previous quarters. In addition, an opportunity view allows partners to manage each upcoming renewal opportunity, find account, contact and asset information specific to that opportunity, download pre-built quotes and request assistance from ServiceSource to support the sales process.

•

eCommerce Cloud. Our eCommerce Cloud provides self-service capabilities to end customers through a secure, online portal. End customers can view their support contract information, modify their support coverage, obtain updated quotes, renew service contracts and secure on-line payment to our customers. In addition, it allows end customers to reach our service sales team should they require assistance or wish to make a purchase offline.

•

Installed Base Intelligence Cloud. Our Installed Base Intelligence Cloud provides a single repository for cleansed installed base data and deep business intelligence to analyze the integrity and completeness of the data to flag anomalies and missing data elements and to identify cross-sell and up-sell opportunities. The application is tightly integrated with the Service Sales Cloud™ and Channel Sales Cloud to provide resellers, distributors and sales representatives with an accurate view of the installed base, including information on end customer purchases and usage. The Installed Base Intelligence Cloud also facilitates workflow between sales representatives, channel partners and the ServiceSource sales operations teams to correct installed base data issues in the source systems.

•

Dynamic Quoting Cloud. Our Dynamic Quoting Cloud provides an easy-to-use tool for sales representatives and channel partners to create and modify service renewal quotes. This application can be deployed through the Channel Sales Cloud and Service Sales Cloud™ and is tightly integrated with a configurable product and price rules engine.

Service Sales Teams

Our service sales teams consist of individuals with specific expertise in our customers’ businesses, selling under our customers’ brand and following sales processes tailored specifically to increase contract renewals, all of which is aimed at maximizing the value of the service revenue opportunity. These teams are deployed in direct sales or channel enablement models, and in each case manage the key components of the renewals process. Our service sales teams currently sell in over 40 languages from five sales centers around the globe and are supported by a global operations support center. Our service sales teams are grouped into two primary areas:

•

Global Selling. We employ service sales personnel that interact directly with end customers to sell service renewals. They also provide active sales enablement, support and management of channel partners. Our service sales teams act as an extension of our customers’ brands.

•

Sales Operations. We provide service revenue forecasting tailored to fit our customers’ bookings, revenue targets and specific reporting requirements. We supply a dedicated team of resources and tools to build and update customer and channel partner quotes and distribute them to the sales teams, channel partners and customers. Finally, we offer a business analytics team that provides analysis to maximize service revenue performance and provide insight into end customers, competitors and channel partners.

Customers

We sell our solutions to technology and technology-enabled healthcare and life sciences companies. As of December 31, 2011, we managed over 120 engagements across approximately 70 customers, representing over $7 billion in service revenue opportunity under management.

Our top ten customers accounted for approximately 47%, 54% and 65% of our revenue in 2011, 2010 and 2009, respectively. One and two customers represented over 10% of our revenue in 2011 and 2010, respectively.

Sales and Marketing

We sell our solutions through our global sales organization. Our sales representatives are organized by geographic regions, including NALA, EMEA and APJ, and by industry verticals. We deploy quota-carrying sales and solution design professionals to target specific regions and industry verticals.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target sales, services and finance executives within technology and technology-enabled healthcare and life sciences and industrial systems industries. Our marketing teams and programs are organized by geography and industry segment to focus on the unique needs of customers within the specific target markets.

We host an annual executive summit in each of our three sales geographic regions where customers and industry players participate in a variety of programs designed to share information about the issues of service revenue performance. The summits feature a variety of prominent keynote and customer speakers, panelists and presentations. These events also bring together partners, customers and other key participants in the service revenue management industry. Attendees gain insight into our technology roadmap and participate in interactive sessions that encourage them to express opinions on new features and functionality.

We are actively involved in the Service Executive Industry Board (“SEIB”), an independent industry board we founded to share best practices and address issues impacting the industry. The board members consist of 21 senior executives, including three of our executives, who manage and grow service revenue at leading technology-based hardware, software, and healthcare companies. SEIB meets regularly to establish industry standards and best practices for benchmarking and measuring the health of global maintenance, support and subscription service revenue and customer satisfaction.

Operations

Our cloud based solution is hosted in a secure third-party data center in the San Francisco Bay Area of California. Physical security features at this facility include 24x7 manned security with biometric access controls. Our technical redundancy features include redundant power, on-site backup generators, and environmental controls and monitoring. Our technology employs a wide range of security features, such as firewalls, server and user authentication access controls, data encryption, secured hosting, multi-tenant database, a global redundant network and secure encrypted offsite backup of sensitive data. We conduct regular security audits and tests for vulnerability and analysis of our infrastructure. We adhere to strict change management procedures and security policies when updating our technology. We proactively monitor and manage our infrastructure at all times for capacity, security and reliability. Our applications are secured via SSL protocols with data contained in a storage area network for high availability and security. Data backups are offsite, encrypted both during the transmission and at rest.

Research and Development

We focus our research and development efforts on enhancing our product and service offerings as well as complementary new capabilities as part of our proprietary solution. Our development strategy is to identify features, business intelligence, applications and other technology elements that are, or are expected to be, needed by service sales professionals, customers, channel partners and end customers to optimize service revenue performance. We are also investing in the development of additional cloud applications to serve our customers’ needs and enable greater operational efficiencies in our organization.

Our research and development expenses were $13.1 million in 2011, $7.2 million in 2010 and $2.1 million in 2009. In addition, we capitalize certain expenditures related to the development and enhancement of internal-use software. Capitalized software expenses were $6.0 million in 2011, $4.7 million in 2010, and $5.0 million in 2009.

Competition

The market for service revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon technology ranging from Excel spreadsheets to internally-developed software to customized versions of traditional business intelligence tools and CRM or ERP software from vendors such as Oracle, SAP, salesforce.com and NetSuite. Some companies have made further investments in this area using firms such as Accenture and McKinsey for technology consulting and education services focused on service renewals. These internally-developed solutions represent the primary alternative to our integrated approach of combining software, managed services and data to provide end-to-end optimized service revenue performance.

We believe the principal competitive factors in our markets include the following:

•	service revenue industry expertise, best practices, and benchmarks;

•	performance-based pricing of solutions;

•	ability to increase service revenue, renewal rates and close rates;

•	global capabilities;

•	completeness of solution;

•	ability to effectively represent customer brands to end customers and channel partners;

•	size of upfront investment; and

•	size and financial stability of operations.

Although we believe we compete or compare favorably with respect to many of these factors and currently have few direct competitors that offer integrated solutions at our scale, we believe that other competitors will emerge who have greater name recognition, longer operating histories, well-established relationships with customers in our markets and substantially greater financial, technical, personnel and other resources than we have. We expect competition and competitive pressure, from both new and existing competitors, to increase in the future.

Intellectual Property

We rely upon a combination of copyrights, trade secrets and trademarks, in addition to contractual restrictions such as confidentiality agreements, to establish and protect our proprietary rights. We currently have one registered copyright in the United States, and have registered trademarks for “ServiceSource” in the United States, the European Community, Japan and Singapore. We also have pending trademark applications for the name ServiceSource in other locations and for other trade names in various locations.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology and/or brand names to develop products with the same functionality as our solution. Policing unauthorized use of our technology is difficult. The laws of other countries in which we market our solutions may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We expect that technology solutions in our industry may be increasingly subject to third-party patent infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Such competitors could make a claim alleging that we infringe one or more of their patents, and we do not own any patents which could be asserted against them. Third parties may currently have, or may eventually be issued, patents upon which our current solution or future technology infringe. Any of these third parties might make a claim of infringement against us at any time.

Employees

As of December 31, 2011, we had 2,110 employees. None of our employees is represented by a labor union with respect to his or her employment with us.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks is realized, our business, financial condition, results of operations, cash flows, the trading price of our common stock and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations, cash flows, the trading price of our common stock and prospects.

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

The market for service revenue management is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to manage the sales of their support, maintenance and subscription contracts. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal service revenue organizations and therefore may be reluctant to switch to a solution such as ours. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their sales activities and customer relations, concerns about end customer reaction, a belief that they can sell their support, maintenance and subscription services more cost-effectively using their internal sales organizations, perceptions about the expenses associated with changing to a new approach and the timing of expenses once they adopt a new approach, general reluctance to adopt any new and different approach to old ways of doing business, or other considerations that may not always be evident. New concerns or considerations may also emerge in the future. Particularly because our market is undeveloped, we must address our potential customers’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage the sales of support, maintenance and subscription contracts. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our solution are compelling, then the market for our solution may not develop as we anticipate and our business will not grow.

Our customer relationships and overall business will suffer if we encounter significant problems migrating customers to our next- generation technology platform, or if the new platform does not meet expectations.

We have announced plans to launch our next-generation service revenue management platform (code named Avalon) in the latter part of 2012, and we intend to migrate all of our customers to this new technology platform over time. This new platform will be the core foundation for our customer-facing cloud applications, in addition to those we use for our internal operations. We have limited experience migrating customers from one platform to another. Given the complexity and significance of this transition, our customer relationships, our reputation, and our overall business could be severely damaged if these migrations go poorly. Similarly, even if the migrations go smoothly, our business operations and customer relationships will be at high risk if the new platform does not meet our performance expectations, or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue, lost customer contracts, and damage to our reputation.

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

Our estimates of service revenue opportunity under management and other metrics may prove inaccurate.

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

Our revenue is based on a pay-for-performance model under which we are paid a commission based on the service contracts we sell on behalf of our customers. If a particular customer’s products or services fail to appeal to its end customers, our revenue may decline. In addition, if end customer demand decreases for other reasons, such as negative news regarding our customers or their products, unfavorable economic conditions, shifts in strategy by our customers away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our customers’ service contracts declines.

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

If there is a widespread shift away from business customers purchasing maintenance and support service contracts, we could be adversely impacted if we are not able to adapt to new trends or expand our target markets.

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

A substantial portion of our revenue has to date come from a relatively small number of customers. During the year ended December 31, 2011, our top ten customers accounted for 47% of our revenue with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we cannot scale our operations and increase productivity, we may be unsuccessful in implementing our business plan.

In recent periods, we have experienced significant growth in our customer base, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in sales personnel, information technology, infrastructure and research and development spending will be required to:

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

Consolidation among technology companies in our target market has been robust in recent years, and this trend poses a risk for us. Acquisitions of our customers could lead to cancellation of our contracts with those customers by the acquiring companies and could reduce the number of our existing and potential customers. For example, Oracle has acquired a number of our customers in recent years, including our then largest customer, Sun Microsystems, in January 2010, and another customer, BEA Systems, in April 2008. Oracle has elected to terminate our service contracts with each customer because Oracle conducts its service revenue management internally. If mergers and acquisitions continue, we expect that some of the acquiring companies, and Oracle in particular, will terminate, renegotiate and/or elect not to renew our contracts with the companies they acquire, which would reduce our revenue.

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

Many of our customer contracts allow termination for our failure to meet certain performance conditions.

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

Our overall performance depends in part on worldwide economic conditions that impact the technology sector and other technology-enabled industries such as healthcare, life sciences and industrial systems. For example, the recent economic downturn resulted in many businesses deferring technology investments, including purchases of new software, hardware and other equipment, and purchases of additional or supplemental maintenance, support and subscription services. To a certain extent, these businesses also slowed the rate of renewals of maintenance, support and subscription services for their existing technology base. A future downturn could cause business customers to stop renewing their existing maintenance, support and subscription agreements or contracting for additional maintenance services as they look for ways to further cut expenses, in which case our business could suffer.

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

It can take twelve months or longer before our internal sales representatives are fully trained and productive in selling our solution to prospects and customers. This long ramp period presents a number of operational challenges as the cost of recruiting, hiring and carrying new sales representatives cannot be offset by the revenue such new sales representatives produce until after they complete their long ramp periods. Further, given the length of the ramp period, we often cannot determine if a sales representative will succeed until he or she has been employed for a year or more. If we cannot reliably develop our sales representatives to a productive level, or if we lose productive representatives in whom we have heavily invested, our future growth rates and revenue will suffer.

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

For the year ended December 31, 2011, approximately 38% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

A portion of the sales commissions earned from our international customers is paid in foreign currencies. As a result, fluctuations in the value of these foreign currencies may make our solution more expensive or cause resulting fluctuations in cost for international customers, which could harm our business. We currently do not undertake hedging activities to manage these currency fluctuations. In addition, if the effective price of the contracts we sell to the end customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for such contracts could fall, which in turn would reduce our revenue.

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

We could experience significant problems implementing various new business software applications, including our new financial ERP system, which may negatively impact our internal operations.

We are in the process of upgrading and/or replacing various software systems, including our financial ERP system. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to plan and forecast our business could be negatively impacted.

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

In particular, we are required to evaluate our internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act, and our independent registered public accounting firm will be required to attest to our internal control over financial reporting starting with our Annual Report on Form 10-K for 2012. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our independent registered public accounting firm’s report on our internal control over financial reporting. Compiling the system and processing documentation needed to comply with such requirements is costly and challenging, and as a public company and to manage our growth, we are required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing processes, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, or if we are unable to remedy any material weakness in our internal control over financial reporting or implement or maintain other effective control or business systems, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

Privacy and data security are rapidly evolving areas of regulation, and additional regulation in those areas, some of it potentially difficult and costly for us to accommodate, is frequently proposed and occasionally adopted. Laws in many countries and jurisdictions, particularly in the European Union and Canada, govern the requirements related to how we store, transfer or otherwise process the private data provided to us by our customers. In addition, the centralized nature of our information systems at the data and operations centers that we use requires the routine flow of data relating to our customers and their respective end customers across national borders, both with respect to the jurisdictions within which we have operations and the jurisdictions in which we provide services to our customers. If this flow of data becomes subject to new or different restrictions, our ability to serve our customers and their respective customers could be seriously impaired for an extended period of time. For example, we participate in the U.S. Department of Commerce Safe Harbor Framework to govern our treatment of data and data flow with respect to our customers and their respective customers across various jurisdictions. We also have entered into various model contracts and related contractual provisions to enable these data flows. For any jurisdictions in which these measures are not recognized or otherwise not compliant with the laws of the countries in which we process data, or where more stringent data privacy laws are enacted irrespective of international treaty arrangements or other existing compliance mechanisms, we could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case our operations could be materially damaged.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. Further, our common stock has a limited trading history. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us as discussed in more detail elsewhere in these “Risk Factors;”

•	failing to achieve our revenue or earnings expectations, or those of investors or analysts;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	recruitment or departure of key personnel;

•	investors’ general perception of us;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity;

•	the volume of trading in our common stock, including sales upon exercise of outstanding options;

•	sales of shares of our common stock by existing stockholders;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	actual or perceived changes in general economic, industry and market conditions.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 41% of our outstanding common stock as of December 31, 2011. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and principal administrative, sales and marketing and product development operations are located in San Francisco, CA. We also have five globally distributed sales centers. We have two sales centers in North America, one in each of Denver and Nashville. We have additional international sales centers in Dublin, Ireland; Liverpool, United Kingdom; and Singapore. We also have a global sales operations center in Kuala Lumpur, Malaysia. We use this center to centralize key contract renewal processes that do not require regional expertise, such as customer data management and quoting. We do not own any real estate. All of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to litigation or threatened litigation in the general nature of business. We do not believe the resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The NASDAQ Global Market under the symbol “SREV” since it began trading on March 25, 2011. Our initial public offering was priced at $10.00 per share on March 24, 2011. The following table sets forth, for the time period indicated, the high and low closing prices of our common stock as reported on The NASDAQ Global Market.

	2011
	High	Low
First Quarter (from March 25, 2011)	$12.43	$11.53
Second Quarter	$22.22	$11.75
Third Quarter	$22.29	$12.80
Fourth Quarter	$15.84	$12.08

Holders

As of February 28, 2012, there were 125 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit facility contains restrictions on our ability to declare and pay cash dividends on our capital stock.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of ServiceSource under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from March 25, 2011(the date our common stock commences trading on The NASDAQ Global Market) through December 31, 2011, of the cumulative total return for (1) our common stock, (2) Morgan Stanley Technology Index, and (3) the NASDAQ Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and Morgan Stanley Technology Index assume reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

	3/25/2011	4/30/2011	5/31/2011	6/30/2011	7/31/2011	8/31/2011	9/30/2011	10/31/2011	11/30/2011	12/31/2011
ServiceSource	100.00	102.63	159.69	182.43	153.28	148.36	108.46	109.28	109.52	128.82
Morgan Stanley Technology Index	100.00	103.71	101.47	97.07	93.71	86.98	82.25	94.11	90.53	86.91
NASDAQ Composite Index	100.00	104.76	103.36	101.11	100.49	94.04	88.05	97.86	95.53	94.97

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-171271) that was declared effective by the Securities and Exchange Commission on March 24, 2011, which registered an aggregate of 13,731,153 shares of our common stock, including 1,791,020 shares that the underwriters had the option to purchase. On March 30, 2011, 9,791,020 shares of common stock were sold on our behalf, including 1,791,020 shares sold by us upon the exercise in full of the underwriters’ option to purchase additional shares, and 3,940,133 shares of common stock were sold on behalf of the selling stockholders, at a price to the public of $10.00 per share, for an aggregate gross offering price of $97,910,200 to us, and $39,401,330 to the selling stockholders. The underwriters of the offering were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities, Inc., Piper Jaffrey & Co., JMP Securities LLC, William Blair & Company, L.L.C. and Lazard Capital Markets LLC. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated.

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

Our follow-on offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-175626) that was declared effective by the Securities and Exchange Commission on July 28, 2011, which registered an aggregate of 10,350,000 shares of our common stock, including 1,372,061 shares of common stock sold by us (inclusive of 1,350,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) and 8,977,939 shares of common stock sold by the selling stockholders. The price of the shares sold in the offering was $17.50 per share. The total gross proceeds from the offering to us were $24.0 million. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $23.0 million. We did not receive any proceeds from the sales of shares by the selling stockholders (other than approximately $2.9 million in additional cash received from the exercise of stock options by certain of the selling stockholders). The underwriters of the offering were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities, Inc., Piper Jaffrey & Co., JMP Securities LLC, William Blair & Company, L.L.C. , Lazard Capital Markets LLC, Oppenheimer & Co., Wells Fargo Securities and Credit Agricole CIB. Following the sale of the shares in connection with the closing of our follow-on offering, the offering terminated.

There was no material change in the use of proceeds from our initial and follow-on public offerings as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through December 31, 2011, we have used the net proceeds of the offering for repayment of a term-loan and borrowing under a revolving credit facility and for working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Net revenue	$205,501	$152,935	$110,676	$100,280	$75,189
Cost of revenue(1)	113,406	90,048	58,877	56,965	39,224

Gross profit	92,095	62,887	51,799	43,315	35,965

Operating expenses
Sales and marketing(1)	48,520	35,119	23,182	20,486	13,119
Research and development(1)	13,073	7,188	2,054	1,160	—
General and administrative(1)	33,647	19,378	13,777	10,571	10,475
Amortization of intangible assets(1)	—	—	68	857	912

Total operating expenses	95,240	61,685	39,081	33,074	24,506

Income from operations	(3,145)	1,202	12,718	10,241	11,459
Interest expense	(503)	(1,271)	(1,116)	(2,209)	(2,305)
Loss on extinguishment/modification of debt	(235)	(144)	—	(561)	—
Other income (expense), net	(389)	(207)	639	(1,497)	(118)

Income (loss) before provision for (benefit from) income taxes	(4,272)	(420)	12,241	5,974	9,036
Income tax (benefit) provision	(19,383)	2,147	1,866	1,153	(632)

Net income (loss)	$15,111	$(2,567)	$10,375	$4,821	$9,668

Net income (loss) per common share:
Basic	$0.23	$(0.04)	$0.18	$0.09	$0.17

Diluted	$0.21	$(0.04)	$0.18	$0.08	$0.16

Cash distributions per common share(2)	$—	$0.04	$—	$0.09	$0.09

Weighted-average shares used in computing net income (loss) per common share:
Basic	66,656	57,284	56,750	56,209	55,936

Diluted	73,585	57,284	58,912	58,733	58,706

(1)	Reported amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cost of revenue	$1,877	$1,126	$914	$1,271	$1,096
Sales and marketing	4,456	2,993	2,340	1,570	1,100
Research and development	1,167	803	541	—	—
General and administrative	4,099	3,167	2,265	2,608	1,680

Total stock-based compensation	$11,599	$8,089	$6,060	$5,449	$3,876

(2)

Pursuant to our previous limited liability company agreement, we were required to pay cash distributions to our members to fund their tax obligations in respect of their equity interests. All other distributions are determined by our directors in their sole discretion. Tax distributions to members were $0, $2.5 million, $0, $5.2 million, and $5.1 million in 2011, 2010, 2009, 2008, and 2007, respectively. Effective with our initial public offering, we converted from a limited liability company into a Delaware Corporation.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$108,865	$22,652	$13,169	$3,780	$13,147
Working capital	134,796	18,135	19,099	12,319	15,175
Total assets	238,961	108,103	69,580	51,712	45,367
Term loan, current and non-current	—	15,459	16,835	19,625	20,000
Obligations under capital leases, current and non-current	1,664	1,759	773	151	—
Total members’/stockholders’ equity	197,016	33,884	30,331	13,482	7,937

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our annual consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K.

These discussions contain “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on our customers’ behalf; errors in estimates as to the service revenue we can generate for our customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers; the potential effect of mergers and acquisitions on our customer base; business strategies; technology development; protection of our intellectual property; investment and financing plans; liquidity; competitive position; the effects of competition; industry environment; and potential growth opportunities. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Annual Report on Form 10-K titled “Risk Factors”. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All dollar amounts expressed as numbers in this MD&A (except per share amounts) are in millions.

Overview

We manage the service contract renewals process for renewals of maintenance, support and subscription agreements on behalf of our customers. Our integrated solution consists of a suite of cloud applications, dedicated service sales teams working under our customers’ brands and a proprietary Service Revenue Intelligence Platform. By integrating software, managed services and data, we address the critical steps of the renewals process including data management, quoting, selling and service revenue business intelligence. Our business is built on our pay-for-performance model, whereby our revenues are based on the service renewals customers achieve with our solution. As of December 31, 2011, we managed over 120 engagements across approximately 70 customers, representing over $7 billion in service revenue opportunity under management.

We were formed in November 2002 as a limited liability company, and shortly thereafter we purchased certain assets of a business originally started by service sales representatives from a major technology company. Since then we have refined our business model, developed and expanded our service sales teams, our suite of cloud based applications and our Service Revenue Intelligence Platform, and opened additional sales centers in the United States, Europe and Asia and a global sales operations center in Kuala Lumpur, Malaysia. We broadened our customer focus from technology companies to also include technology-enabled healthcare and life sciences and industrial systems companies. We have experienced rapid growth in our operations in recent periods, as indicated by the following:

•	Our revenue has increased from $152.9 million in 2010 to $205.5 million in 2011, representing an increase of 34%.

•	Our engagements have grown from approximately 100 as of December 31, 2010 to over 120 as of December 31, 2011.

We are currently in the midst of a significant investment cycle in which we have taken steps designed to drive our future growth and profitability. We plan to offer additional cloud based applications, hire additional sales, service sales and other personnel and further build out our infrastructure to develop our technology. These steps impacted our expenses in recent periods and are expected to continue to impact our profitability in future periods.

On March 24, 2011, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 30, 2011, at which time we sold 9,791,020 shares of our common stock (inclusive of 1791,020 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) and the selling stockholders sold 3,940,133 of our common stock. The price of the shares sold in the offering was $10.00 per share. After deducting underwriting discounts, commissions and estimated offering expenses payable by us, the aggregate net proceeds received by us totaled approximately $87.7 million. We did not receive any proceeds from the sales of shares by the selling stockholders.

On March 24, 2011, prior to the effective time of the IPO, we converted from a limited liability company into a Delaware corporation and changed our name from ServiceSource International, LLC to ServiceSource International, Inc. In conjunction with the conversion, all of our outstanding common shares automatically converted into shares of our common stock.

On August 3, 2011, we closed a secondary public offering of 10,350,000 shares of our common stock, which included 1,372,061 shares of common stock sold by us (inclusive of 1,350,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) and 8,977,939 shares of common stock sold by the selling stockholders. The price of the shares sold in the offering was $17.50 per share. The total gross proceeds from the follow-on offering to us were $24.0 million. After deducting underwriting discounts, commissions and estimated offering expenses payable by us, the aggregate net proceeds received by us totaled approximately $23.0 million. We did not receive any proceeds from the sales of shares by the selling stockholders (other than approximately $2.9 million in additional cash received from the exercise of stock options by certain of the selling stockholders).

Key Business Metrics

In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under “—Basis of Presentation.” These key metrics include service revenue opportunity under management and number of engagements.

Service Revenue Opportunity Under Management. At December 31, 2011, we estimated our opportunity under management to be over $7 billion. Service revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell on behalf of our customers over the subsequent twelve-month period. Opportunity under management is not a measure of our expected revenue. In addition, opportunity under management reflects our estimate for a forward twelve-month period and should not be used to estimate our opportunity for any particular quarter within that period. The value of end customer contracts actually delivered during a twelve-month period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our customers and their end customers.

We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by customers in past periods, the minimum value of end customer contracts that our customers are required to give us the opportunity to sell pursuant to the terms of their contracts with us, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by customers, the value of end customer contracts included in the SPA and collaborative discussions with our customers assessing their expectations as to the value of service contracts that they will make available to us for sale. While the minimum value of end customer contracts that our customers are required to give us represents a portion of our estimated opportunity under management, a significant portion of the opportunity under management is estimated based on the other factors described above. As our experience with our business, our customers and their contracts has grown, we have continually refined the process, improved the assumptions and expanded the data related to our calculation of opportunity under management.

When estimating service revenue opportunity under management, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given twelve-month period to differ from our estimate of opportunity under management. These factors include:

•	the extent to which customers deliver a greater or lesser value of end customer contracts than may be required or otherwise expected;

•	roll-overs of unsold service contract renewals from prior periods to the current period or future periods;

•	changes in the pricing or terms of service contracts offered by our customers;

•	increases or decreases in the end customer base of our customers;

•	the extent to which the renewal rates we achieve on behalf of a customer early in an engagement affect the amount of opportunity that the customer makes available to us later in the engagement;

•	customer cancellations of their contracts with us; and

•	changes in our customers’ businesses, sales organizations, sales processes or priorities.

Our revenue also depends upon our close rates and commissions. Our close rate is the percentage of our opportunity under management that we renew on behalf of our customers. Our commission rate is an agreed-upon percentage of the renewal value of end customer contracts that we sell on behalf of our customers.

Our close rate is impacted principally by our ability to successfully sell service contracts on behalf of our customers. Other factors impacting our close rate include: the manner in which our customers price their service contracts for sale to their end customers; the stage of life-cycle associated with the products and underlying technologies covered by the service contracts offered to the end customer; the extent to which our customers or their competitors introduce new products or underlying technologies; the nature, size and age of the service contracts; and the extent to which we have managed the renewals process for similar products and underlying technologies in the past.

In determining commission rates for an individual engagement, various factors, including our close rates, as described above, are evaluated. These factors include: historical, industry-specific and customer-specific renewal rates for similar service contracts; the magnitude of the opportunity under management in a particular engagement; the number of end customers associated with these opportunities; and the opportunity to receive additional performance commissions when we exceed certain renewal levels. We endeavor to set our commission rates at levels commensurate with these factors and other factors that may be relevant to a particular engagement. Accordingly, our commission rates vary, often significantly, from engagement to engagement. In addition, we sometimes agree to lower commission rates for engagements with significant opportunity under management.

Number of Engagements. We track the number of engagements we have with our customers. We often have multiple engagements with a single customer, particularly where we manage the sales of service renewals relating to different product lines, technologies, types of contracts or geographies for the customer. When the set of renewals we manage on behalf of a customer is associated with a separate customer contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a dedicated service sales team to manage the renewals, we designate the set of renewals, and associated revenues and costs to us as a unique engagement. For example, we may have one engagement consisting of a dedicated service sales team selling maintenance contract renewals of a particular product for a customer in the United States and another engagement consisting of a dedicated sales team selling warranty contract renewals of a different product for the same customer in Europe. These would count as two engagements. We had approximately 120, 100 and 80 engagements as of December 31, 2011, 2010 and 2009, respectively.

Factors Affecting our Performance

Sales Cycle. We sell our integrated solution through our sales organization. At the beginning of the sales process, our quota-carrying sales representatives contact prospective customers and educate them about our offerings. Educating prospective customers about the benefits of our solution can take time, as many of these prospects have not historically relied upon integrated solutions like ours for service revenue management, nor have they typically put out a formal request for proposal or otherwise made a decision to focus on this area. As part of the education process, we utilize our solutions design team to perform the SPA of our prospect’s service revenue. The SPA includes an analysis of best practices and benchmarks the prospect’s service revenue against industry peers. Through the SPA process, which typically takes several weeks, we are able to assess the characteristics and size of the prospect’s service revenue, identify potential areas of performance improvement, and formulate our proposal for managing the prospect’s service revenue. The length of our sales cycle for a new customer, inclusive of the SPA process and measured from our first formal discussion with the customer until execution of a new customer contract, is typically longer than six months.

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

Although we believe the estimates and assumptions we used to estimate the expenses are reasonable, the estimated expenses and resulting direct contribution margin could vary significantly from the amounts disclosed above had we used different estimates and assumptions. Moreover, we cannot assure you that we will experience similar contribution margins from customers added in other years or in future periods. You should not rely on the estimated expenses or direct contribution margin as being indicative of our future performance. Because of our growing customer base, we expect that there will be times when large numbers of our customers are in the initial phases of their relationship with us or have a material expansion of their existing engagements with us. In these scenarios, our operating results will be negatively impacted over the near term. We expect, for example, that our recent addition of significant new customers, and expansion of certain existing customer relationships, will continue to impact our margins in 2012.

Contract Terms. Substantially all of our revenue comes from pay-for-performance model. Under our pay-for-performance model, we earn commissions based on the value of service contracts we sell on behalf of our customers. In some cases, we earn additional performance-based commissions for exceeding pre-determined service renewal targets.

Since 2009, our new customer contracts have typically had a term of approximately 36 months, although we sometimes have contract terms of up to 60 months. Our contracts generally require our customers to deliver a minimum value of qualifying service revenue contracts for us to renew on their behalf during a specified period. To the extent that our customers do not meet their minimum contractual commitments over a specified period, they may be subject to fees for the shortfall. Our customer contracts are cancelable on relatively short notice, subject in most cases to the payment of an early termination fee by the customer. The amount of this fee is based on the length of the remaining term and value of the contract.

We invoice our customers on a monthly basis based on commissions we earn during the prior month, and with respect to performance-based commissions, on a quarterly basis based on our overall performance during the prior quarter. Amounts invoiced to our customers are recognized as revenue in the period in which our services are performed or, in the case of performance commissions, when the performance condition is determinable. Because the invoicing for our services generally coincides with or immediately follows the sale of service contracts on behalf of our customers, we do not generate or report a significant deferred revenue balance. However, the combination of minimum contractual commitments, combined with our success in generating improved renewal rates for our customers, and our customers’ historical renewal rates, provides us with revenue visibility. In addition, the performance improvement potential identified by our SPA process provides us with revenue visibility for new customers.

M&A Activity. Our customers, particularly those in the technology sector, participate in an active environment for mergers and acquisitions. Large technology companies have maintained active acquisition programs to increase the breadth and depth of their product and service offerings and small and mid-sized companies have combined to better compete with large technology companies. A number of our customers have merged, purchased other companies or been acquired by other companies. We expect merger and acquisition activity to continue to occur in the future.

The impact of these transactions on our business can vary. Acquisitions of other companies by our customers can provide us with the opportunity to pursue additional business to the extent the acquired company is not already one of our customers. Similarly, when a customer is acquired, we may be able to use our relationship with the acquired company to build a relationship with the acquirer. In some cases we have been able to maintain our relationship with an acquired customer even where the acquiring company handles its other service contract renewals through internal resources. In other cases, however, acquirers have elected to terminate or not renew our contract with the acquired company. For example, Oracle terminated our contracts with Sun Microsystems effective as of September 30, 2010, as discussed in more detail under “Results of Operations—Years Ended December 31, 2010 and 2009—Net Revenue,” and had previously terminated our contract with another customer, BEA Systems, in April 2008.

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

We have generated a significant portion of our revenue from a limited number of customers. For the years ended December 31, 2011, 2010 and 2009, our top ten customers in each period accounted for 47%, 54%, and 65%, of our net revenue, respectively. One customer accounted for over 10% of our revenues in 2011. In addition, during the same periods, Sun Microsystems accounted for 1%, 13% and 24%, of our net revenue, respectively. As discussed elsewhere in this Annual Report on Form 10-K, Oracle terminated our contracts with Sun Microsystems effective as of September 30, 2010. In connection with a settlement agreement with Oracle dated February 28, 2011, we recognized net revenue of approximately $1.8 million in the first quarter of 2011 from Sun Microsystems from fees associated with the transition of remaining active end user contracts to Oracle, the termination of the related account management services and as a result of our net final payment to Oracle being less than estimated as of December 31, 2010.

Our business is geographically diversified. During 2011, 62% of our net revenue was earned in North America and Latin America (“NALA”), 28% in Europe, Middle East and Africa (“EMEA”) and 10% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography.

Cost of Revenue and Gross Profit

Our cost of revenue expenses include compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with a third-party data center where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. Our overhead costs are allocated to all departments based on headcount. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under “—Factors Affecting Our Performance—Implementation Cycle.”

Operating Expenses

Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of compensation and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between twelve and fourteen months following the execution of the applicable contract. We currently expect sales and marketing expense to increase on an absolute basis and as a percentage of revenue in the near term based on commissions earned on customer contracts entered into in prior periods, as well as continued investments in sales and marketing personnel and programs as we expand our business domestically and internationally.

Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products and adding new features to our existing technology platform. In addition, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending, and the related expenses and capitalized costs, to increase on an absolute basis as a percentage of revenue in the near term as we continue to invest in our next-generation technology platform and cloud applications.

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

Amortization of Intangible Assets. Our intangible assets consist of goodwill, customer contracts and related relationships, trademarks and trade names and a non-competition agreement. Except for goodwill, which is not amortized, all of our intangible assets were fully amortized as of March 31, 2009.

Other Income (Expense)

Other income (expense) consists primarily of interest expense associated with borrowings under our credit facility and foreign exchange transaction gains and losses, partially offset by interest income.

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

For a description of our accounting practices relating to income taxes, see “—Critical Accounting Policies and Estimates—Income Taxes” below.

Results of Operations

The table below sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results presented below is not necessarily indicative of financial results to be achieved in future periods.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Consolidated statement of operations data:
Net revenue	$205,501	$152,935	$110,676
Cost of revenue	113,406	90,048	58,877

Gross profit	92,095	62,887	51,799

Operating expenses:
Sales and marketing	48,520	35,119	23,182
Research and development	13,073	7,188	2,054
General and administrative	33,647	19,378	13,777
Amortization of intangible assets	—	—	68

Total operating expenses	95,240	61,685	39,081

Income (loss) from operations	(3,145)	1,202	12,718
Other expense, net	(1,127)	(1,622)	(477)

Income (loss) before provision for (benefit from) income taxes	(4,272)	(420)	12,241
Income tax provision (benefit)	(19,383)	2,147	1,866

Net income (loss)	$15,111	$(2,567)	$10,375

Includes stock-based compensation of:
Cost of revenue	$1,877	$1,126	$914
Sales and marketing	4,456	2,993	2,340
Research and development	1,167	803	541
General and administrative	4,099	3,167	2,265

Total	$11,599	$8,089	$6,060

The following table sets forth our operating results as a percentage of net revenue:

	Years Ended December 31,
	2011	2010	2009
	(as a % of net revenue)
Net revenue	100%	100%	100%
Cost of revenue	55%	59%	53%

Gross profit	45%	41%	47%

Operating expenses:
Sales and marketing	24%	23%	21%
Research and development	6%	5%	2%
General and administrative	16%	12%	12%
Amortization of intangible assets	0%	0%	0%

Total operating expenses	46%	40%	35%

Income (loss) from operations	(2)%	1%	12%

Years Ended—December 31, 2011 and 2010

Net Revenue

	Years Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
			(in thousands)
Net revenue by geography:
NALA	$127,430	62%	$102,411	67%	$25,019	24%
EMEA	58,344	28%	43,069	28%	15,275	35%
APJ	19,727	10%	7,455	5%	12,272	165%

Total net revenue	$205,501	100%	$152,935	100%	$52,566	34%

The 34% increase in net revenue in 2011 reflects an increase in the number of engagements and the value of service contracts sold on behalf of our customers. The number of customer engagements increased from approximately 100 as of December 31, 2010 to over 120 as of December 31, 2011. International revenue increased 55% during 2011 as compared to 2010 with this growth supported by strong performance in our foreign service sales centers around the world in closing service revenue renewals reflecting the strong demand we see for our solution internationally.

Cost of Revenue and Gross Profit

	Years Ended December 31,			%
	2011	2010	Change	Change
	(in thousands)
Cost of revenue	$113,406	$90,048	$23,358	26%
Includes stock-based compensation of:	1,877	1,126	751	67%
Gross profit	92,095	62,887	29,208	46%
Gross profit percentage	45%	41%	4%

The 26% increase in our cost of revenue in 2011 reflected an increase in the number of service sales personnel, primarily in APJ, resulting in a $18.1 million increase in compensation, a $2.9 million increase in allocated costs for facilities, including incremental facility costs related to an expansion of an existing facility, and greater allocations for information technology and depreciation and a $2.1 million increase in temporary labor to ramp up our new engagements. The improvement in our gross profit was driven primarily by the improved revenue performance we saw across all of our service sales centers in 2011 and increasing use of our applications to drive automation and operating scale across the company as well as the ramp of new engagements. Gross margins for 2011 and 2010 were favorably impacted by one-time events including $1.8 million in settlement fees and $3.8 million in contract termination fees, respectively, both of which had no direct costs.

Operating Expenses

	Years Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
			(in thousands)
Operating expenses:
Sales and marketing	$48,520	24%	$35,119	23%	$13,401	38%
Research and development	13,073	6%	7,188	5%	5,885	82%
General and administrative	33,647	16%	19,378	12%	14,269	74%

Total operating expenses	$95,240	46%	$61,685	40%	$33,555	54%

Includes stock-based compensation of:
Sales and marketing	$4,456		$2,993		$1,463
Research and development	1,167		803		364
General and administrative	4,099		3,167		932

Total	$9,722		$6,963		$2,759

Sales and marketing expenses

The 38% increase in sales and marketing expenses in 2012 reflected an increase in the number of sales and marketing personnel, primarily in APJ and EMEA, resulting in a $6.7 million increase in compensation. The increase also resulted from a $3.3 million increase in marketing and consulting expenses as a result of additional investments in brand development to heighten awareness and to maximize the strength of our brand and an increase in allocations for facilities and IT of $1.5 million.

Research and development expenses

The increase in research and development expense in 2011 reflected an increase in the number of research and development personnel in NALA, resulting in a $4.5 million increase in compensation, a $1.8 million increase in outside consulting services related to contract research and development services and a $1.4 million increase in allocated costs. The increase is a result of our continued investment in the development of additional cloud based applications to enable greater operational efficiencies and enhanced functionality for our customers. The increase was partially offset by capitalization of $5.6 million of internal labor and third party costs for development of internal-use software in 2011 compared to $3.8 million of capitalized costs in 2010.

General and administrative expenses

The 74% increase in general and administrative expense in 2011 reflected a $10.3 million increase in compensation due to an increase in headcount in the general and administrative functions across all geographic segments and a $2.2 million increase in professional fees related to expenses incurred in connection with our initial public offering and follow-on offering and incremental fees related to being a public company.

Other Expense, Net

	Years Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
			(in thousands)
Other expense, net	$1,127	1%	$1,622	1%	$(495)	(31)%

The decrease in other expense in 2011 compared to 2010 resulted from a $0.7 million decrease in interest expense in 2011 due to the retirement of our term loan in March 2011, partially offset by a net increase in losses on foreign exchange transactions primarily in APJ, combined with the strengthening of the US dollar.

Income Tax Provision

	Years Ended December 31,			%
	2011	2010	Change	Change
	(in thousands)
Income tax (benefit) provision	$(19,383)	$2,147	$(21,530)	*

*	Not meaningful.

In 2011, we recorded a one-time non-cash tax benefit of $20.7 million as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. The computation of the effective tax rate does not include losses incurred prior to March 1, 2011 when we became subject to taxation as a corporation. Pretax earnings for 2011, excluding LLC losses incurred prior to March 1, 2011, were approximately $50,000, which would result in an effective tax rate that is not meaningful for comparison purposes. The Company would have recognized a larger tax benefit in 2011, but for projected losses in a foreign subsidiary for which no tax benefit was recognized, and nondeductible IPO and secondary offering expenses incurred.

Years Ended—December 31, 2010 and 2009

Net Revenue

	Years Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
			(in thousands)
Net revenue by geography:
NALA	$102,411	67%	$77,283	70%	$25,128	33%
EMEA	43,069	28%	31,995	29%	11,074	35%
APJ	7,455	5%	1,398	1%	6,057	*

Total net revenue	$152,935	100%	$110,676	100%	$42,259	38%

*	Not meaningful.

The 38% increase in net revenue in 2010 reflects an increase in the number of engagements and the value of service contracts sold on behalf of our customers. The actual value of qualified end customer contracts available for us to sell increased from $2.8 billion in 2009 to $3.7 billion in 2010. The number of customer engagements increased from approximately 80 as of December 31, 2009 to over 100 as of December 31, 2010. The $42.3 million increase in our 2010 net revenue as compared to 2009 reflected a $19.7 million net increase in revenues from pre-2009 engagements; a $22.8 million increase in revenues resulting from the ramp of new engagements entered into in 2009; a $6.5 million increase in revenues from new engagements entered into in 2010; and a $6.7 million decrease in revenues from our largest customer in both 2009 and 2010, Sun Microsystems. Sun Microsystems represented $26.3 million and $19.6 million of our net revenue in 2009 and 2010, respectively. Revenue from Sun Microsystems decreased following its acquisition by Oracle in the first quarter of 2010. Net revenue in 2010 included $3.8 million in fees resulting from the termination of the Sun Microsystems contracts. When expressed as a percentage of net revenue, revenue from Sun Microsystems decreased from 24% in 2009 to 13% in 2010, which reflects the offset of revenue growth from both new and existing engagements with other customers. International revenue increased 51% during 2010 as compared to 2009 with this growth supported by the addition of new service sales centers in APJ and EMEA.

Cost of Revenue and Gross Profit

	Years Ended December 31,			%
	2010	2009	Change	Change
	(in thousands)
Cost of revenue	$90,048	$58,877	$31,171	53%
Includes stock-based compensation of:	1,126	914	212	23%
Gross profit	62,887	51,799	11,088	21%
Gross profit percentage	41%	47%	(6)%

The 53% increase in our cost of revenue in 2010 reflected an increase in the number of service sales personnel, primarily in NALA and APJ, resulting in a $22.9 million increase in compensation, a $4.3 million increase in allocated costs for facilities (due to opening of new offices in EMEA and APJ), and information technology and depreciation and a $1.4 million increase in outside fees primarily due to the recruitment of service sales personnel. Gross profit percentage decreased from 47% in 2009 to 41% in 2010. The decrease in gross profit percentage reflects additional compensation associated with staffing new and expanded engagements which typically have minimal revenue during the initial start-up phase and facility costs associated with the opening of two new international sales centers, partially offset by the favorable gross margin impact resulting from the Sun Microsystems termination fees.

Operating Expenses

	Years Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
			(in thousands)
Operating expenses:
Sales and marketing	$35,119	23%	$23,182	21%	$11,937	51%
Research and development	7,188	5%	2,054	2%	5,134	*
General and administrative	19,378	12%	13,777	12%	5,601	41%
Amortization of intangible assets	—	0%	68	0%	(68)	(100)%

Total operating expenses	$61,685	40%	$39,081	35%	$22,604	58%

Includes stock-based compensation of:
Sales and marketing	$2,993		$2,340		$653
Research and development	803		541		262
General and administrative	3,167		2,265		902

Total	$6,963		$5,146		$1,817

*	Not meaningful.

Sales and marketing expenses

The 51% increase in sales and marketing expenses in 2010 reflected an increase in the number of sales and marketing personnel, primarily in NALA and APJ, and higher sales commissions for new multi-year customer engagements, resulting in a $7.9 million increase in compensation. The increase also resulted from a $0.9 million increase in expenses due to marketing programs, a $0.9 million increase in allocated costs and a $0.8 million increase in outside fees primarily due to the recruitment of sales and marketing personnel. The increase in headcount reflected our investment in sales and marketing resources aimed at expanding our customer base.

Research and development expenses

The increase in research and development expense in 2010 reflected an increase in the number of research and development personnel in NALA, resulting in a $2.3 million increase in compensation, a $2.2 million increase in outside consulting services related to contract research and development services and a $0.3 million increase in allocated costs. The increase is a result of our continued investment in the development of additional cloud based applications to enable greater operational efficiencies and enhanced functionality for our customers.

General and administrative expenses

The 41% increase in general and administrative expense in 2010 reflected a $2.8 million increase in compensation due to an increase in headcount in the general and administrative function, primarily in NALA, a $1.1 million increase in professional fees and a $0.4 million increase in outside consulting services.

Amortization of intangible assets

The decrease in amortization of intangible assets is a result of the related assets being fully amortized as of March 31, 2009.

Other Expense, Net

	Years Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
			(in thousands)
Other expense, net	$1,622	1%	$477	0%	$1,145	240%

The increase in other expense in 2010 primarily resulted from a $0.8 million increase in losses on foreign exchange transactions due in part to a decline in the value of the U.S. dollar relative to international currencies, most notably the Canadian dollar. Also contributing to the year-over-year rise in other expense was a $0.1 million charge to reduce the carrying value of deferred debt issuance costs as a result of a modification of the term loan agreement, a $0.1 million increase in interest expense on our term loan as a result of higher interest rates and a $0.1 million increase in interest expense related to our capital lease obligations.

Income Tax Provision

	Years Ended December 31,			%
	2010	2009	Change	Change
	(in thousands)
Income tax provision	$2,147	$1,866	$281	15%

Our effective tax rate in 2009 was 15% due to a portion of our income allocated to the non-taxable limited liability parent company and a taxable subsidiary subject to a lower tax rate. Because our income tax provision exceeded our consolidated pre-tax income in 2010, the effective tax rate for such period is not comparable to the prior period. In 2010, we had taxable income at our taxable subsidiaries and losses incurred by the non-taxable limited liability parent company that did not result in a tax benefit for us.

Liquidity and Capital Resources

At December 31, 2011, we had cash, cash equivalents and short-term investments of $108.9 million, which primarily consisted of money market mutual funds, municipal securities, commercial paper, and corporate bonds held by financial institutions. In addition we had a $20.0 million revolving credit facility. Our primary source of cash is receipts from revenue. The primary uses of cash are payroll-related expenses and general operating expenses including facilities, information technology, travel and marketing. Other sources of cash are proceeds from exercises of employee stock options and proceeds from our employee stock purchase plan (“ESPP”). Historically, we have financed our operations principally from cash provided by our operating activities and to a lesser extent from borrowings under various credit facilities. We believe our existing cash, cash equivalents and short-term investments and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Credit Facility

At December 31, 2011, we had a revolving credit facility which expires in February 2013 and provides borrowings of up to $20 million including amounts under letters of credit. Amounts outstanding on the facility at December 31, 2011 consisted of a letter of credit of $1.1 million as required under an operating lease agreement for office space. In February 2011 we entered into a New Facility which has a non-use fee of 0.50% per annum based on the average monthly available borrowing base. Borrowings on the facility, including amounts outstanding under letter of credit, bear interest at either: (i) the LIBOR Rate plus an additional margin; or (ii) the Base Rate (i.e., prime rate) plus an additional margin. At December 31, 2011 the interest rate for borrowings under the facility was 5.0%.

The revolving credit facility provides us the option to terminate the facility at no cost; prior to February 25, 2012, we were subject to an early termination fee of $0.2 million.

The credit facility is collateralized by substantially all of our assets and has certain financial covenants which include a maximum consolidated leverage ratio and a minimum liquidity. At December 31, 2011 we were in compliance with our borrowing covenants.

The New Facility amended a previous credit arrangement wherein $15.5 million of term loans were converted to the new revolving credit facility which initially provided for maximum borrowings of up to $30 million. During the first quarter of 2011, an additional $7.9 million was drawn against the credit facility in connection with payments to Oracle in connection with the termination of our engagements with Sun Microsystems and to fund our operations. On March 30, 2011, net proceeds from our initial public offering were used to prepay $23.4 million borrowed under the credit facility. In April 2011, as provided for in the borrowing agreement, we elected to reduce the maximum borrowing under the facility to $20 million.

Summary Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Net cash (used in) provided by operating activities	$(11,231)	$22,630	$19,504
Net cash used in investing activities	(57,542)	(9,170)	(7,476)
Net cash provided by (used in) financing activities	112,181	(4,139)	(2,379)
Net increase in cash and cash equivalents, net of impact of exchange charges on cash	$43,331	$9,483	$9,389

Operating Activities

In 2011, net cash used in operating activities were $11.2 million. Our net income during the period was $15.1 million which reflected a one-time non-cash tax benefit of $20.7 million as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. The net income was adjusted by non-cash charges of $9.4 million for depreciation and amortization and $11.6 million for stock-based compensation. Cash used for operations during 2011 principally resulted from $18.1 million in payments to Oracle/Sun and the related settlement of accrued payables owed to Oracle/Sun and amounts owed to us by Oracle/Sun. Additional uses of cash were related to a $1.4 million increase in prepaid expenses and other assets and a $5.0 million increase in accounts receivable. Sources of cash resulted from changes in our working capital, including a $6.9 million increase in accrued compensation and benefits, a $2.2 million increase in accounts payable, a $2.0 million increase in other accrued liabilities and a $1.8 million increase in accrued taxes.

In 2010, cash inflows from our operating activities were $22.6 million. Our net loss during the period was $2.6 million, adjusted by non-cash charges of $6.1 million for depreciation and amortization and $8.1 million for stock-based compensation. Additional sources of net cash inflows were from changes in our working capital, including a $23.6 million increase in accrued payables to customers, consisting of amounts owed to Oracle from end customers with respect to our Sun Microsystems engagements that terminated effective September 30, 2010, a $5.2 million increase in other accrued liabilities and a $3.9 million increase in accrued compensation and benefits, partially offset by a $21.2 million increase in accounts receivable.

In 2009, cash inflows from our operating activities of $19.5 million primarily resulted from our net income of $10.4 million, adjusted by non-cash charges of $6.1 million for stock-based compensation and $3.5 million for depreciation and amortization. The remainder of our sources of net cash inflows was from changes in our working capital, including a decrease in advances to customers of $3.6 million, an increase in other accrued liabilities of $2.5 million and an increase in accrued payables to customers of $2.5 million, partially offset by an increase in accounts receivable of $4.5 million and a decrease in accrued taxes of $1.9 million. The decrease in our advances to customers was due to the loss of a significant customer with whom this type of arrangement was agreed upon, hence fewer payments were due to customers before the receipt of the related amounts due from end customers. The increase in accrued payables to customers, which are reported net of our commissions, was due to an increase in the amounts of payments received from end customers which we had not yet remitted to our customers at year end. The increase in our accounts receivable reflects growth in our service revenue in the fourth quarter of 2009 as compared to the fourth quarter in 2008.

Investing Activities

In 2011 net cash used in investing activities was $57.5 million. During 2011, a portion of our proceeds from our public stock offering was used to purchase short-term investments. Our other investing activities consisted of purchases of property and equipment and costs related to capitalizing internal-use software. We expect to increase our purchases of property and equipment in future periods as we continue to invest in the infrastructure needed to operate our global service sales centers for an increasing customer and engagement base. In 2011, cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities, of $43.5 million and to a lesser extent, for purchase of property and equipment of $14.0 million, including costs capitalized for development of internal-use software.

In 2010 and 2009, net cash used in investing activities was $9.2 million and $7.5 million, respectively, and related to the purchase of property and equipment, including costs capitalized for the development of internal-use software.

Financing Activities

Cash provided by financing activities were $112.2 million during 2011 and comprised primarily of proceeds from our IPO, net of issuance costs, of $87.7 million and proceeds from our follow-on offering, net of issuance costs of $23.0 million. In addition we received proceeds of $15.0 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan, partially offset by $16.3 million in net payments to payoff our term loan and for payment under capital lease obligations.

In 2010 and 2009, cash used in financing activities was $4.1 million and $2.4 million, respectively, primarily resulting from principal payments on our term loan. Additionally, during 2010 we had a $2.5 million cash distribution to our equity holders as required under our limited liability company agreement.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and computer equipment. At December 31, 2011, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$1,664	$706	$666	$154	$138
Operating lease obligations	33,639	7,745	15,374	6,696	3,824

	$35,303	$8,451	$16,040	$6,850	$3,962

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

Critical Accounting Policies and Estimates

Revenue Recognition

Substantially all of our revenue is generated from commissions earned from selling renewals of maintenance, support and subscription agreements on behalf of our customers. We recognize revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed or determinable and collectibility is reasonably assured from our customer and no significant obligations remain unfulfilled. Customer contracts are generally used to determine the existence of an arrangement. Under the terms of our customer contracts, our service obligations are completed when end customer purchase orders are accepted by our customers. We assess whether our fee is fixed or determinable based on the payment terms with our customers and whether any part of our fee is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of our customers determined primarily through financial analysis and an evaluation of the customer’s payment history with us.

Our revenue management services are limited to renewing contracts on behalf of our customers. Therefore, we have no other obligations or responsibilities to our customers after they accept purchase orders from their end customers. Moreover, we do not set the sales price, terms or scope of services contained in the service contracts we sell on behalf of our customers to their end customers. In addition, we are not a party to contracts between our customers and their end customers.

Some of our customer contracts include performance-based commissions that we earn for exceeding pre-determined performance targets, including the achievement of renewal rates in excess of specified targets. Our customer contracts also entitle us to fees and adjustments which are invoked in various circumstances, including the failure of our customers to provide us with a specified minimum value of service contracts or when contract renewal data is not provided to us in a timely fashion. Our contracts generally contain early termination fees. Revenue related to performance-based commissions, adjustments and early termination fees is recorded when the performance criteria have been met, or the triggering event has occurred and the amount earned is not subject to claw-back or future adjustment.

For multiple element arrangements, including deliverables such as sales of service contracts, account management services, subscriptions to our hosted technology platform and professional services, we separate each revenue stream at the inception of the arrangement on a relative fair-value basis, provided that each deliverable meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable fair value of the undelivered services. The fair value of the undelivered elements is determined by the price we charge when the element is sold separately, or in the cases where the item is not sold separately, by using other acceptable objective evidence.

Effective January 1, 2011, we adopted on a prospective basis an accounting standard issued by the Financial Accounting Standards Board (“FASB”) that changed the accounting for arrangements with multiple deliverables. The new standard requires that we allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. When vendor specific objective evidence of selling price (VSOE) and third-party evidence of selling price (TPE) are not available for all deliverables, we use best estimated selling prices (BESP) in our allocation of arrangement consideration.

Revenue earned from sales of service contracts and account management services are contingent in nature because the fees we earn from these services are based on formulas stipulated in customer contracts based on our performance against the specific terms of each contract. Accordingly, we concluded that the updated accounting standard is not applicable to sales of service contracts on behalf of our customers. Therefore, sales of service contracts and account management services are excluded from the allocation of relative selling prices at the inception of our multiple-deliverable arrangements

We have a limited number of multiple-element arrangements where we are responsible for selling service contracts and providing subscriptions to our cloud applications and/or providing professional services. In these instances, our service sales revenue is recognized on a monthly basis as services are performed and all contingencies have been resolved, while subscription revenue is recognized ratably over the subscription term, generally one-to-three years, and professional services are recognized under proportional performance method or accepted by our customers, if applicable.

To date, professional services revenue and subscriptions earned from access to our cloud applications has been insignificant.

Under a limited number of historical customer engagements, we were responsible for selling service contracts and the related invoicing and cash collections from end customers. Under these arrangements, we collected the gross amount of payment due from end customers and remitted to our customers an amount equal to the gross billing less our sales commission and sales taxes or other indirect taxes invoiced to the end customers. Under these arrangements, revenue is recognized when the service has been delivered and the fee is fixed or determinable, which is upon receipt of cash payment from the end customer.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment made to employees and directors based on the grant date fair values of the awards. For stock–based awards with service-based vesting conditions, the fair value is estimated using the Black-Scholes option pricing model. The value of awards that are ultimately expected to vest is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. Stock-based compensation expenses are classified in the statements of operations based on the functional area to which the related recipients belong.

The Black-Scholes option pricing model requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include estimating the fair value of our common stock, expected volatility of our common stock and estimated term between the grant date and settlement date, as discussed below. In addition, the recognition of stock-based compensation expense is impacted by estimated forfeiture rates. We estimated the fair value of each stock option granted for 2011, 2010 and 2009 using the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected term (in years)	5.26	5.4	4.8
Expected volatility	50%	54%	56%
Risk-free interest rate	1.50%	1.75 - 2.43%	2.17 - 2.68%
Expected dividend yield	—	—	—

The expected option term was estimated by analyzing the historical period from grant to settlement of the stock option. This analysis includes exercise and forfeitures and also gives consideration to the expected holding period for those options that are still outstanding. The risk-free interest rate is based on a daily treasury yield curve rate that has a term consistent with the expected life of the stock option. We have not paid and do not anticipate paying cash dividends on our common stock, and therefore our expected dividend yield is assumed to be zero. We are required to estimate forfeiture rates at the time of grant and such estimates are revised in subsequent periods if actual forfeitures differ from those estimates. We apply an estimated forfeiture rate based on our historical forfeiture experience, which has been stratified into two relatively homogeneous groups.

As there was no public market for our common stock prior to our initial public offering, and therefore a lack of company-specific historical and implied volatility data, we have determined the share price volatility for options granted based on an analysis of reported data for a self-designated peer group of companies that grant options with substantially similar terms and conditions. The expected volatility of options granted was determined using a simple average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us, in which case, more suitable entities whose share prices are publicly available would be utilized in the calculation.

Upon the completion of our initial public offering on March 25, 2011, our common stock was valued by reference to its publicly traded price. Prior to our initial public offering, we historically granted stock options at exercise prices equal to the fair market value as determined by our board of directors on the date of grant, with input from management. Because there had been no public market for our common stock, our board of directors exercised significant judgment in determining the fair value of our common stock on the date of grant based on a number of objective and subjective factors. Factors considered by our board of directors included:

•	contemporaneous independent valuations performed at periodic intervals by outside firms;

•	our performance, our financial condition and future financial projections at the approximate time of the option grant;

•	trends in the technology and technology-enabled service company industries;

•

the value of companies that we consider peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, geographic diversification, profitability, company size, financial risk or other factors;

•

changes since the last time the board of directors approved option grants and made a determination of fair value, including changes in planned business from new engagements and anticipated business from existing engagements;

•	amounts paid by investors for our common stock in arm’s-length purchases from our founders and employees;

•	the likelihood of achieving a liquidity event, such as an initial public offering or sale given prevailing market conditions and the nature and history of our business; and

•	any adjustment necessary to recognize a lack of marketability for our common stock.

The valuation of our common stock was performed in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In order to value our common stock, we first determined our business enterprise value and then allocated this business enterprise value to our common stock and common stock equivalents. Our business enterprise value was estimated using a combination of two generally accepted approaches: the income approach and the market-based approach. The income approach estimates enterprise value based on the estimated present value of future net cash flows the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the risks associated with an investment in a similar company in a similar industry. The market approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets, and in our case, focused on comparing us to the group of peer companies described above. In applying this method, valuation multiples are derived from historical operating data of the peer company group. We then apply multiples to our operating data to arrive at a range of indicated values of the company.

For each valuation, we prepared a financial forecast to be used in the computation of the value of invested capital for both the market approach and income approach. The financial forecast took into account our past results and expected future financial performance. The risk associated with achieving this forecast was assessed in selecting the appropriate discount rate. There is inherent uncertainty in these estimates as the assumptions used are highly subjective and subject to changes as a result of new operating data and economic and other conditions that impact our business.

As an additional indicator of fair value, we considered arm’s-length transactions involving sales and purchases of our common stock occurring near the respective valuation dates. Such transaction occurred in December 2008 when an existing stockholder purchased shares from our founders and certain employees at a price of $4.26 per share.

We also utilized a probability-weighted expected return method (“PWERM”) to estimate the fair value of our common stock using the methods discussed above. The growth and expansion of our business in 2009 and 2010, combined with a continuing trend of general improvement in the capital markets during the same period, provided us better visibility into the likelihood of achieving a liquidity event in the next one to two years.

Under the PWERM, the value of our common stock is estimated based upon an analysis of values for our common stock assuming the following possible future events for the company:

•	initial public offering;

•	strategic merger or sale;

•	remaining a private company; and

•	dissolution of the company.

For each of the possible events, a range of future equity values is estimated, based on the market, income or cost approaches and over a range of possible event dates, all discounted for the time-value of money. The timing of these events is based on management’s estimates. For each future equity value scenario, we determined the appropriate allocation of value to holders of our shares of common stock. The value of each share of common stock is then multiplied by a discount factor derived from the calculated discount rate and the expected timing of the event. The value per share of common stock is then multiplied by an estimated probability for each of the possible events based on management’s estimates. The calculated value per share of common stock under each scenario is then discounted for a lack of marketability. A probability-weighted value per share of common stock is then determined.

When using the PWERM, a market-comparable approach and an income approach were used to estimate our aggregate enterprise value at each valuation date. When choosing the market-comparable companies to be used for the market-comparable approach, we focused on the peer group of comparable companies described above operating within the technology and technology-enabled service sectors. The income approach involves applying an appropriate risk-adjusted discount rate to our projected debt-free cash flows, based on forecasted revenue and costs.

We also prepared financial forecasts for each valuation report date used in the computation of the enterprise value for both the market-comparable approach and the income approach. The financial forecasts were based on assumed revenue growth rates that took into account our past experience and contemporaneous future expectations of revenue from new and existing engagements. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital, which ranged from 16% to 18%.

In identifying other indicators of fair value, we considered transactions involving purchases and sales of shares, with the most recent being the previously mentioned transaction in December 2008.

Since January 1, 2009 through the completion of our initial public offering on March 24, 2011, we granted stock options with exercise prices as follows:

Grant Date	Number of Options Granted	Exercise Price Per Option	Common Stock Fair Value at Grant Date
	(in thousands)
February 4, 2009	186	$4.26	$4.26
February 27, 2009	1,695	$4.26	$4.26
May 8, 2009	148	$4.26	$4.26
July 28, 2009	638	$4.26	$4.26
November 4, 2009	983	$4.60	$4.60
January 27, 2010	284	$4.65	$4.65
February 9, 2010	1,863	$4.65	$4.65
May 7, 2010	854	$4.70	$4.70
July 28, 2010	1,678	$4.95	$4.95
December 16, 2010	2,315	$5.80	$7.25
February 9, 2011	531	$6.20	$9.20

Common Stock Valuations

The most significant factors considered by our board of directors in determining the fair value of our common stock at the grant dates mentioned in the table directly above were as follows:

Grants on February 4, February 27, May 8 and July 28, 2009

•

The most recent independent contemporaneous valuation report was prepared as of December 1, 2008 utilizing the PWERM approach resulting in an indicated fair value of $4.05 to $4.26 per share of our common stock. The high end of the indicated fair value range reflects the price paid in an arm’s-length sale of our common stock by founders and certain employees to an existing stockholder in December 2008.

•

The PWERM approach scenario probabilities used in the valuation report were based on our business outlook. Our management estimated a 25%-30% probability of an initial public offering, a 25%-30% probability of a sale or merger and a 40%-50% probability that we would continue as a private company. A bankruptcy scenario was deemed not probable and was assigned a 0% probability. In addition, our board recognized that management forecasts had not changed materially since the December 1, 2008 valuation report.

•

In determining the fair value of option awards on July 28, 2009, our board specifically considered the April 2009 public announcement by Oracle that it had entered into an agreement to acquire Sun Microsystems, our largest customer and the potential impact to our operations if this customer terminated its contracts with us.

•	Our board of directors determined the fair value per share of stock to be $4.26, the high end of the indicated range of value reflected in the valuation analysis.

Grants on November 4, 2009

•

The most recent independent contemporaneous valuation report was prepared as of September 30, 2009 utilizing the PWERM approach resulting in an indicated fair value of $4.55 to $4.75 per share of our common stock.

•

The PWERM approach scenario probabilities used in the valuation report were based on our business outlook. Our management estimated a 30%-35% probability of an initial public offering, an increase of five percentage points from the prior valuation; a 30%-35% probability of a sale or merger, also a five percentage point increase from the prior valuation; and a ten percentage decrease in the probability that we continue as a private company to an estimated range of 30%-40%. A bankruptcy scenario was deemed not probable and was assigned a 0% probability. In addition, our board recognized that management forecasts had not changed materially since the September 30, 2009 valuation report.

•

Management’s business outlook which considered the growth in revenue resulting from new customer arrangements as well as the potential impact to our business if Sun Microsystems were to terminate its relationship with us as a result of being acquired by Oracle.

•	The fair value per share of stock on November 4, 2009 was determined by our board to be $4.60 per share, the low end of the range of indicated fair value reflected in the valuation analysis.

Grants on January 27 and February 9, 2010

•

The most recent independent contemporaneous valuation report was prepared as of December 31, 2009 utilizing the PWERM approach resulting in an indicated fair value of $4.65 to $4.80 per share of our common stock.

•

The PWERM approach scenario probabilities used in the valuation report were based on our business outlook. Management estimated a 30%-35% probability of an initial public offering, a 30%-35% probability of a sale or merger and a 30%-40% probability that we would continue as a private company. A bankruptcy scenario was deemed not probable and was assigned a 0% probability. In addition, our board recognized that management forecasts had not changed materially since the December 31, 2009 valuation report.

•

Management’s business outlook continued to reflect revenue growth anticipated from new customer engagements and expected revenue from existing engagements, as well as uncertainty surrounding continuation of the Sun Microsystems engagements.

•

Our board of directors determined the fair value per share of stock to be $4.65, the low end of the indicated range of fair value reflected in the valuation analysis, which reflected the continued uncertainty to our business following the acquisition of Sun Microsystems by Oracle.

Grants on May 7, 2010

•	The most recent independent contemporaneous valuation report was prepared as of March 31, 2010 utilizing the PWERM approach resulting in an indicated fair value of $4.70 per share of our common stock.

•

The PWERM approach scenario probabilities used in the valuation report were based on our business outlook. Management estimated a 33% probability of an initial public offering, a 33% probability of a sale or merger and a 33% probability that we would continue as a private company. A bankruptcy scenario was deemed not probable and was assigned a 0% probability. In addition, our board recognized that management forecasts had not changed materially since the March 31, 2010 valuation report.

•

Management’s business outlook continued to reflect revenue growth anticipated from new customer engagements and expected revenue from existing engagements, as well as uncertainty surrounding continuation of the Sun Microsystems engagements.

•	Our board of directors determined the fair value per share of stock to be $4.70, consistent with the indicated fair value reflected in the valuation analysis.

Grants on July 28, 2010

•	The most recent independent contemporaneous valuation report was prepared as of June 30, 2010 and indicated a fair value of $4.95 per share.

•

PWERM approach scenario probabilities used in the valuation report were based upon our business outlook. Our management estimated a 40% probability of an initial public offering, an increase from the 33% assumption in the prior valuation; a 30% probability of a sale or merger, down from a 33% probability used in the prior valuation; and a 30% probability that we would continue as a private company, a decrease from the 33% probability used in the prior valuation. A bankruptcy scenario was deemed not probable and was assigned a 0% probability. In addition, our board recognized that management forecasts had not changed materially since the June 30, 2010 valuation report.

•

While our financial forecast remained unchanged from the forecast utilized in the March 31, 2010 valuation, the increase in the fair value of our common stock as compared to the prior valuation resulted principally from the increased probability of an initial public offering as we undertook activities in this area.

•

Management’s business outlook continued to reflect revenue growth from new customer engagements and anticipated revenue from new engagements or revenue from expanded engagements with existing customers. Our financial forecast decreased as a result of the notice of cancellation of the Sun Microsystems contracts.

•	Our board of directors determined the fair value per share of stock to be $4.95, consistent with the indicated fair value reflected in the valuation analysis.

Grants on December 16, 2010

•	The most recent independent contemporaneous valuation report was prepared as of September 30, 2010 and indicated a fair value of $5.80 per share.

•

PWERM approach scenario probabilities used in the valuation report were based upon our business outlook. Our management estimated a 50% probability of an initial public offering, an increase from the 40% assumption in the prior valuation; a 25% probability of a sale or merger, down from a 30% probability used in the prior valuation; and a 25% probability that we would continue as a private company, a decrease from the 30% probability used in the prior valuation. A bankruptcy scenario was deemed not probable and was assigned a 0% probability.

•

While our financial forecast remained unchanged from the forecast utilized in the March 31, 2010 valuation, the increase in the fair value of our common stock as compared to the prior valuation resulted principally from the increased probability of an initial public offering as we undertook activities in this area.

•	Our board of directors determined the fair value per share of stock to be $5.80, consistent with the indicated fair value reflected in the valuation analysis.

•

On January 25, 2011, an independent valuation specialist issued a report as of December 31, 2010 that indicated a fair value per share of stock of $6.20. Based on the proximity of this valuation report relative to the December 16, 2010 grants and in connection with the preparation of our 2010 financial statements in anticipation of a potential initial public offering, we reassessed for financial reporting purposes the estimate of fair value per share of the December 16, 2010 grants. Various factors were considered. For example, in mid-February 2011, prior to issuing our 2010 financial statements, our underwriters provided us with an estimated range of value for an initial public offering of $7.50 to $9.00 per share. Based on this estimated range, we evaluated the impact on the valuation specialist’s report as of December 31, 2010 using an initial public offering value of $8.25 per share, the midpoint of the underwriters’ initial public offering range. We evaluated the fair value of the Company’s common stock based on linear interpolation from a fair value of $4.95 per share as estimated by the valuation specialist as of June 30, 2010 to a fair value of $8.25. In addition, we also considered the impact of using $8.25 as the estimated fair value in an initial public offering scenario in the PWERM analysis, maintaining a 70% probability of such outcome, consistent with the valuation specialist’s report, which demonstrated the reasonableness of the fair value of $7.25 at December 31, 2010. While there was no certainty of completing an our initial public offering, a re-assessed fair value that considered the proposed pricing range was appropriate in concluding that the estimated per-share value of the underlying common shares for options granted on December 16, 2010 was $7.25 per share for financial reporting purposes.

Grants on February 9, 2011

•	The most recent independent contemporaneous valuation report was prepared as of December 31, 2010 and indicated a fair value of $6.20 per share.

•

PWERM approach scenario probabilities used in the valuation report were based upon our business outlook. Our management estimated a 70% probability of an initial public offering, an increase from the 50% assumption in the prior valuation; a 10% probability of a sale or merger, down from a 25% probability used in the prior valuation; and a 20% probability that we would continue as a private company, a decrease from the 25% probability used in the prior valuation. A bankruptcy scenario was deemed not probable and was assigned a 0% probability.

•

Management’s business outlook utilized in the December 31, 2010 valuation reflected lower operating margins as compared to the outlook utilized in the prior valuation reflecting a decrease in forecasted revenue, as well as higher forecasted operating expenses resulting from increased spending on research and development and investing in sales and marketing aimed at expanding our customer base.

•	Our board of directors determined the fair value per share of stock to be $6.20, consistent with the indicated fair value reflected in the valuation analysis.

•

On January 25, 2011, an independent valuation specialist issued a report as of December 31, 2010 that indicated a fair value per share of stock of $6.20. Based on the proximity of this valuation report relative to the February 9, 2011 grants and in connection with the preparation of our 2010 financial statements in anticipation of a potential initial public offering, we reassessed for financial reporting purposes the estimate of fair value per share of the February 9, 2011 grants. Various factors were considered. For example, in late March 2011, our initial public offering priced at $10.00 per share. Based on this we evaluated the impact on the valuation specialist’s report as of December 31, 2010 using an initial public offering value of $10 per share. We evaluated the fair value of the Company’s common stock based on linear interpolation from a fair value of $4.95 per share as estimated by the valuation specialist as of June 30, 2010 to a fair value of $10. In addition, we also considered the impact of using $10 as the estimated fair value in an initial public offering scenario in the PWERM analysis, maintaining a 70% probability of such outcome, consistent with the valuation specialist’s report, which demonstrated the reasonableness of the fair value of $9.20 per share at February 9, 2011 for financial reporting purposes.

Nonemployee Stock-Based Compensation

We account for stock options issued to nonemployees based on the estimated fair value of the awards using the Black-Scholes option pricing model. The measurement of stock based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered.

Stock-based compensation expense for options granted to nonemployees in 2011 and 2010 was $0.1 million and $0.1 million respectively. There were no options granted to nonemployees in 2009.

There is inherent uncertainty in these estimates and if different assumptions had been used, the fair value of the equity instruments issued to nonemployee consultants could have been significantly different.

Capitalized Internal-Use Software

Commencing in 2007, we began incurring costs related to the development of our technology platform. In connection with these efforts, we capitalized external costs as well as internal labor costs related to the development of internal-use software associated with our technology platform. During 2011, 2010 and 2009, we capitalized $6.0 million, $4.7 million and $5.0 million, respectively, primarily related to the development of our technology platform and cloud applications. Capitalized amounts included costs of internal labor totaling $2.5 million and $0.8 million in 2011 and 2010, respectively, while the remainder of amounts capitalized during the periods related to costs of third-party developers. The increased spending during 2011 relative to the 2010 reflects increased costs related to the development of our channel sales and analytics and reporting applications.

We capitalize certain internal and external costs related to the development and enhancement of our internal-use software when we enter the application development stage and until software is substantially complete and is ready for its intended use. These capitalized costs include direct external costs of services utilized in developing or obtaining internal-use software, compensation and related expenses of employees who are directly associated with, and who devote time to, internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended use and the related costs are amortized over estimated useful lives ranging from 24 to 60 months. Post-implementation training and maintenance costs are expensed as incurred. We initiate our review of potential impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized internal-use software may not be recoverable. Recoverability of assets is assessed by a comparison of the carrying amount of an asset to the expected future undiscounted cash flows expected to be generated by the asset. If it is determined that the carrying value of the internal-use software is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments to internal-use software in 2011, 2010 or 2009.

Income Taxes

We account for income taxes using an asset and liability method, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our taxable subsidiaries’ assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

As of December 31, 2011, 2010 and, 2009, we did not have any unrecognized tax benefits that if recognized would impact our annual effective tax rate. We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. We record an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of December 31, 2011, 2010 and 2009, we have not recorded any liabilities for unrecognized tax benefits.

Prior to March 1, 2011, the parent company, ServiceSource International, Inc., formerly known as ServiceSource International, LLC, was a Delaware Limited Liability Company (LLC) which filed its income tax return as a partnership for federal and state income tax purposes, and recognized no federal, state, or local income taxes. The members (equity holders) of the LLC, and not the LLC itself, were subject to income tax on their allocated share of the LLC’s earnings through February 28, 2011. For all reporting periods, the parent company’s taxable subsidiaries have been included in the provision for income taxes in the accompanying consolidated financial statements as described above. For periods prior to March 1, 2011, the LLC was subject to an annual California LLC registration fee based on revenue. When the LLC was taxed as a partnership, it generally made an annual distribution to its members for their estimated tax liability on allocated net income under the terms of the limited liability company agreement. We do not plan to make any material distributions for the foreseeable future.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and this adoption will not have any impact on our financial position or results of operations but will impact our financial statement presentation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Singapore dollar and Malaysian Ringgit. To date, we have not entered into any foreign currency hedging contracts, but may consider entering into such contracts in the future. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our solution from our sales centers. However, our global sales operations center in Kuala Lumpur incurs costs in the Malaysian Ringgit but we do not generate revenue or cash proceeds in this currency and, as a result, have some related foreign currency risk exposure. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in 2011 and 2010 would not have had a material impact on our interest income or the fair value of our marketable securities.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ServiceSource International, Inc.

ServiceSource International, Inc., the registrant whose name appears on the cover of this report, is the survivor of a merger with ServiceSource International LLC that occurred on March 24, 2011, the date of our initial public offering. The financial statements for the period covered by this report are those of ServiceSource International, Inc. for periods beginning after March 24, 2011 and those of ServiceSource International LLC for periods ended on or before March 24, 2011. Because ServiceSource International LLC was a holding company, giving retroactive effect to the merger would not affect the financial statements contained in this report, except with respect to the information regarding the membership units in the LLC. We do not differentiate between the operations and financial results of ServiceSource International, Inc. and the operations and financial results of the LLC and we refer to these entities as “the Company” throughout this report.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

ServiceSource International, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’/members’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of ServiceSource International, Inc. (formerly ServiceSource International, LLC) and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the exhibit appearing under Item 15(a) 2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 6, 2012

San Jose, California

ServiceSource International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$65,983	$22,652
Short-term investments	42,882	—
Accounts receivable, net	54,095	49,237
Current portion of deferred income taxes	3,526	1,155
Prepaid expenses and other	7,945	3,344

Total current assets	174,431	76,388
Property and equipment, net	26,840	19,418
Deferred debt issuance costs, net	123	273
Deferred income taxes, net of current portion	30,238	3,780
Other assets, net	995	1,910
Goodwill	6,334	6,334

Total assets	$238,961	$108,103

Liabilities and Stockholders’/Members’ Equity
Current liabilities:
Accounts payable	$8,617	$3,710
Accrued taxes	4,008	2,369
Accrued compensation and benefits	18,665	11,680
Accrued payables to customers	—	30,640
Other accrued liabilities	7,639	7,575
Current portion of long-term debt	706	2,279

Total current liabilities	39,635	58,253
Long-term debt, net of current portion	958	14,939
Other long-term liabilities	1,352	1,027

Total liabilities	41,945	74,219

Commitments and contingencies (Note 9)
Stockholders’/members’ equity:
Common shares: 99,000 authorized; 58,007 issued; and 57,506 outstanding as of December 31, 2010; none authorized or issued at December 31, 2011.	—	34,161
Common stock; $0.0001 par value; 1,000,000 shares authorized, 72,688 shares issued and 72,567shares outstanding as of December 31, 2011; none authorized or issued at December 31, 2010	7	—
Treasury shares / stock	(441)	(441)
Additional paid-in capital	177,796	—
Retained earnings	19,416	—
Accumulated other comprehensive income	238	164

Total stockholders’/members’ equity	197,016	33,884

Total liabilities and stockholders’/members’ equity	$238,961	$108,103

The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc, and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net revenue	$205,501	$152,935	$110,676
Cost of revenue	113,406	90,048	58,877

Gross profit	92,095	62,887	51,799

Operating expenses
Sales and marketing	48,520	35,119	23,182
Research and development	13,073	7,188	2,054
General and administrative	33,647	19,378	13,777
Amortization of intangible assets	—	—	68

Total operating expenses	95,240	61,685	39,081

Income (loss) from operations	(3,145)	1,202	12,718
Interest expense	(503)	(1,271)	(1,116)
Loss on extinguishment / modification of debt	(235)	(144)	—
Other (expense) income, net	(389)	(207)	639

Income (loss) before provision for income taxes	(4,272)	(420)	12,241
Income tax provision (benefit)	(19,383)	2,147	1,866

Net income (loss)	$15,111	$(2,567)	$10,375

Net income (loss) per common share:
Basic	$0.23	$(0.04)	$0.18

Diluted	$0.21	$(0.04)	$0.18

Weighted-average shares used in computing net income (loss) per common share:
Basic	66,656	57,284	56,750

Diluted	73,585	57,284	58,912

The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’/Members’ Equity and Comprehensive Income (Loss)

(In thousands)

	Common Shares		Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2008	56,461	$13,357	—	$—	—	$—	$—	$—	$125	$13,482
Issuance of common shares from exercise of share options	459	585	—	—	—	—	—	—	—	585
Repurchase of common shares	—	—	—	—	(35)	(126)	—	—	—	(126)
Share-based compensation expense	—	6,060	—	—	—	—	—	—	—	6,060
Excess tax benefits from exercise of share options	—	129	—	—	—	—	—	—	—	129
Comprehensive income:
Net income	—	10,375	—	—	—	—	—	—	—	10,375
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(174)	(174)

Total comprehensive income										10,201

Balances at December 31, 2009	56,920	30,506	—	—	(35)	(126)	—	—	(49)	30,331
Cash distributions to members	—	(2,517)	—	—	—	—	—	—	—	(2,517)
Issuance of common shares from exercise of share options	707	556	—	—	—	—	—	—	—	556
Repurchase of common shares	—	—	—	—	(86)	(315)	—	—	—	(315)
Share-based compensation expense	—	8,089	—	—	—	—	—	—	—	8,089
Excess tax benefits from exercise of share options	—	94	—	—	—	—	—	—	—	94
Comprehensive loss:
Net loss	—	(2,567)	—	—	—	—	—	—	—	(2,567)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	213	213

Total comprehensive loss										(2,354)

Balances at December 31, 2010	57,627	34,161	—	—	(121)	(441)	—	—	164	33,884
Conversion to corporation	(57,760)	(32,573)	57,760	6	—	—	40,684	—	—	8,117
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,209	—	—	9,791	1	—	—	87,701	—	—	87,702
Issuance of common stock in connection with follow-on offering, net of issuance costs of $1,055	—	—	1,372	—	—	—	22,956	—	—	22,956
Issuance of common stock from exercise of stock options and employee stock purchase plan	133	476	3,765	—	—	—	14,569	—	—	15,045
Stock-based compensation	—	2,241	—	—	—	—	9,358	—	—	11,599
Excess tax benefits from exercise of stock options	—	—	—	—	—	—	2,528	—	—	2,528
Comprehensive income:
Net income	—	(4,305)	—	—	—	—	—	19,416	—	15,111
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	65	65
Unrealized gain on investments	—	—	—	—	—	—	—	—	9	9

Total comprehensive income										15,185

Balances at December 31, 2011	—	$—	72,688	$7	(121)	$(441)	$177,796	$19,416	$238	$197,016

The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$15,111	$(2,567)	$10,375
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,372	6,137	3,527
Loss on disposal of fixed assets	46	—	—
Amortization of deferred financing costs	116	186	162
Accretion of premium on short-term investments	276	—	—
Loss on extinguishment/modification of debt	235	144	—
Deferred income taxes	(21,021)	(1,340)	(1,025)
Stock-based compensation	11,599	8,089	6,060
Tax benefit from stock-based compensation and other	(2,835)	(94)	(129)
Changes in operating assets and liabilities:
Accounts receivable	(4,972)	(21,222)	(4,494)
Advances to customers	18	723	3,562
Prepaid expenses and other	(1,420)	(1,936)	(1,665)
Accounts payable	2,235	1,949	(1,063)
Accrued taxes	1,812	(216)	(1,743)
Accrued compensation and benefits	6,868	3,900	930
Accrued payables to customers	(30,640)	23,642	2,470
Other accrued liabilities	1,969	5,235	2,537

Net cash (used in) provided by operating activities	(11,231)	22,630	19,504

Cash flows from investing activities
Acquisition of property and equipment	(14,050)	(9,170)	(7,476)
Purchases of marketable securities	(53,795)	—	—
Sales of marketable securities	2,113	—	—
Maturities of marketable securities	8,190	—	—

Net cash used in investing activities	(57,542)	(9,170)	(7,476)

Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering and follow-on offering.	110,753	—	—
Proceeds from revolving credit facility	23,424	—	10,600
Repayment of revolving credit facility	(23,424)	—	(10,600)
Repayment of long-term debt	(16,252)	(1,776)	(2,967)
Payment of deferred debt issuance costs	(200)	(181)	—
Cash distributions to members	—	(2,517)	—
Proceeds from common stock issuances	15,045	556	585
Repurchases of common shares	—	(315)	(126)
Tax benefit from stock-based compensation and other	2,835	94	129

Net cash provided by (used in) financing activities	112,181	(4,139)	(2,379)

Net increase in cash and cash equivalents	43,408	9,321	9,649
Effect of exchange rate changes on cash and cash equivalents	(77)	162	(260)
Cash and cash equivalents at beginning of period	22,652	13,169	3,780

Cash and cash equivalents at end of period	$65,983	$22,652	$13,169

Supplemental disclosure of cash flow information
Cash paid for interest	$518	$917	$1,038
Cash paid for income taxes	2,459	3,626	5,627
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment under capital leases	271	1,388	785
Acquisition of property and equipment through accounts payable	1,570	637	102

The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc and Subdidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

ServiceSource manages the service contract renewals process of maintenance, support and subscription agreements on behalf of its customers. The Company’s integrated solution consists of a suite of cloud applications, dedicated service sales teams working under its customers’ brands and a proprietary Service Revenue Intelligence Platform. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service contract renewals process, including data management, quoting, selling and service revenue business intelligence. The Company’s business is built on a pay-for-performance model, whereby customers pay the Company based on renewal sales that the Company generates on the customers’ behalf. The Company’s corporate headquarter office is located in San Francisco, California. The Company has additional offices in Colorado, Tennessee, the United Kingdom, Ireland, Malaysia and Singapore.

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

On August 3, 2011, the Company closed a secondary public offering of 10,350,000 shares of its common stock, which included 1,372,061 shares of common stock sold by the Company (inclusive of 1,350,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) and 8,977,939 shares of common stock sold by the selling stockholders. The price of the shares sold in the offering was $17.50 per share. The total gross proceeds from the offering to the Company were $24.0 million. After deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $23.0 million. The Company did not receive any proceeds from the sales of shares by the selling stockholders (other than approximately $2.9 million in additional cash received from the exercise of stock options by certain of the selling stockholders).

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

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of ServiceSource International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of net revenue and expenses during the reporting period.

The Company’s significant accounting judgments and estimates include: revenue recognition; the valuation and recognition of stock-based compensation, recognition and measurement of current and deferred income tax assets and liabilities and uncertain tax positions and capitalization of internal-use software.

The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. Actual results may differ from these estimates, and these differences may be material.

Segments

The Company defines an operating segment on the same basis that it uses internally to evaluate performance. Management has determined that the Company operates in three segments, as it reports financial information across three geographic regions to its chief executive officer, who is the Company’s chief operating decision maker. The Company’s three operating and reportable segments are NALA (North America and Latin America), EMEA (Europe, Middle East and Africa) and APJ (Asia Pacific-Japan).

Significant Risks and Uncertainties

The Company is subject to certain risks and uncertainties that could have a material and adverse effect on its future financial position or results of operations. The Company’s customers are primarily high technology companies and any downturn in these industries, changes in customers’ sales strategies, or widespread shift away from end customers purchasing maintenance and support contracts could have an adverse impact on the Company’s consolidated results of operations and financial condition.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, accounts receivable and advances to customers. The Company is also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates.

Cash is maintained in demand accounts at U.S., European and Asian financial institutions that management believes are credit worthy. Deposits in these institutions may exceed the amount of insurance provided on these deposits.

Accounts receivable are derived from services performed for customers located primarily in the U.S., Europe and Asia. The Company attempts to mitigate the concentration of credit risk in its trade receivables through its ongoing credit evaluation process and historical collection experience. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable, which takes into consideration an analysis of historical bad debts and other available information.

The following table summarizes net revenue and accounts receivable from customers, as included in the NALA and EMEA geographic segments (Note 14), in excess of 10% of total net revenue and accounts receivable, respectively:

	Revenue			Accounts Receivable
	Years Ended December 31,			December 31,
	2011	2010	2009	2011	2010
VMware, Inc	12%	11%	*	14%	10%
Sun Microsystems, Inc	*	13%	24%	*	20%

*	Amounts represent less than 10% in the respective period.

The following table summarizes advances to customers and accrued payables to customers in excess of 10% of total advances and accrued payables to customers, respectively:

	Advances to Customers		Accrued Payables to Customers
	December 31,		December 31,
	2011	2010	2011	2010
Sun Microsystems, Inc	—	100%	—	100%

In the first quarter of 2011, under the terms of a settlement agreement, the Company repaid amounts it owed to Oracle/Sun, net of amounts owed to the Company, resulting in net cash payments to Oracle/Sun of approximately $18.1 million which were funded from existing cash and borrowings under a revolving credit facility. The Company recognized $1.8 million in additional net revenue in the quarter ended March 31, 2011 resulting from this settlement.

Fair Value Measurements

The Company measures and discloses fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. Under this standard, fair value is defined as the price that would be received by selling an asset or paid by transferring a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of the observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are as follows:

Level 1	Quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued payables and other accrued liabilities approximates fair value due to their short-term nature. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt approximates fair value, assuming minimal credit risk and nonperformance risk.

Foreign Currency Translation and Remeasurement

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Net revenue and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive income (loss). For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gains and losses are reported in the accompanying consolidated statements of operations. Foreign currency transaction (losses) gains of $(0.7) million, $(0.2) million and $0.6 million, were included in other (expense) income, net during 2011, 2010 and 2009, respectively.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company’s short-term investments include securities with stated maturities of longer than twelve months which are classified as current assets as they are highly liquid and available to support current operations. The Company classifies all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company had insignificant realized gains or losses in 2011 and none in 2010.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of receivables from the Company’s customers and are stated at their carrying values net of an allowance for doubtful accounts. The Company evaluates the ongoing collectibility of its accounts receivable based on a number of factors such as the credit quality of its customers, the age of accounts receivable balances, collections experience and current economic conditions that may affect a customer’s ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for doubtful accounts is estimated and recorded, which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. Account balances are charged off against the allowance when it is probable that receivable will not be recovered.

The following are changes in the allowance for doubtful accounts during 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009
Balance, beginning of period	$—	$79	$673
Additions	32	76	—
Write-offs	—	(155)	(594)

Balance, end of period	$32	$—	$79

Accrued Payables to Customers

For customer contracts that include both sales of customer service contracts and other account management services, the Company collects the gross amount of payment due from the end customers’ contracts and then remits such payment to the customer, net of the commissions and fees earned by the Company. An advance to customers is recorded in instances where the Company has remitted the net payment due to the customer before the receipt of the related gross amount due under the customer contract from the end customer. An accrued payables to customers is recorded by the Company for the net amount due to the customer when it has received the related gross payment from the end customer, but has not yet remitted the corresponding net payment to the customer. At December 31, 2011 and 2010, the Company did not have any active customer contracts that included both sales of customer service contracts and other account managed services.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over estimated useful lives of seven years for office furniture and equipment, two to three years for computer hardware and two to five years for software. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the related assets, ranging from three to eight years.

Upon retirement or sale, the cost of assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the consolidated statement of operations. Repairs and maintenance costs are expensed as incurred.

Capitalized Internal-Use Software

Expenditures for software purchases and software developed or obtained for internal use are capitalized and amortized over a period of two to five years on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes direct external costs associated with developing or obtaining internal-use software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with the development of such applications. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred and are recorded in research and development on the accompanying consolidated statements of operations. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time amortization commences.

Goodwill and Intangible Assets

In connection with an acquisition in 2003 the Company acquired certain intangible assets consisting of goodwill, customer contracts and related relationships, trade names and noncompete agreements in the NALA reporting unit. Goodwill is not amortized. Intangible assets are carried at cost, less accumulated amortization. Intangible assets are amortized using the straight-line method over estimated useful lives of six years for customer contracts and related relationships, and five years for trade name and noncompete agreements. As of December 31, 2009, the intangible assets were fully amortized.

Goodwill is tested for impairment annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset or a significant decrease in expected cash flows at a reporting unit. When impaired, the carrying value of goodwill is written down to fair value. In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. > 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

The revised guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.

The new qualitative indicators replace those currently used to determine whether an interim goodwill impairment test is required. The changes will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, earlier adoption is permitted. The Company has opted to early adopt this guidance for the year ended December 31, 2011.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company performs a two-step impairment test on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

Based on the Company’s results of its qualitative test for goodwill impairment, as of December 31, 2011, it believes that it is more-likely-than-not that the fair value of each NALA reporting unit is greater than its respective carrying value. There was no impairment of goodwill identified during 2011, 2010 and 2009.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, including internal-use software. The Company initiates its review of potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, significant negative industry or economic trends which may affect operating income. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the difference between the fair value of the asset and its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. No impairment charge was recorded for long-lived assets in 2011, 2010 or 2009.

Operating Leases

The Company’s operating lease agreements for office facilities include provisions for certain rent holidays, tenant incentives and escalations in the base price of the rent payment. The Company records rent holidays and rent escalations on a straight-line basis over the lease term and records the difference between expense and cash payments as deferred rent. The tenant incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term. Deferred rent is included in other accrued liabilities on the accompanying consolidated balance sheets.

Deferred Debt Issuance Costs

The Company defers debt issuance costs, which consist primarily of bank and legal fees. Such costs related to the term loan (Note 8) are amortized using the effective-interest method over the term of the debt agreement. Costs related to the revolving credit facility are amortized using the straight-line method over the term of the credit facility. The amortization of deferred debt issuance costs is recorded as interest expense. Unamortized deferred debt issuance costs were $0.1 million and $0.3 million at December 31, 2011 and 2010, respectively. Amortization of deferred debt issuance costs was $0.2 million in each of the years 2011, 2010 and 2009. Estimated future amortization of deferred debt issuance costs expense will approximate $0.1 million in 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses recorded as an element of equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on available-for-sale securities. The Company has disclosed accumulated comprehensive other income (loss) as a separate component of equity.

Revenue Recognition

Substantially all of the Company’s revenue is generated from commissions earned from sales of renewals of maintenance, support and subscription contracts on behalf of its customers. Commissions are generally a fixed percentage of the overall sales value associated with the service revenue contracts sold by the Company on behalf of its customers. Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed or determinable and collectibility is reasonably assured from customers and no significant obligations remain unfulfilled by the Company. Customer contracts are used to determine the existence of an arrangement. Under the terms of the Company’s customer contracts, the Company’s service obligations are completed when the Company’s customers accept purchase orders from their end customers and no significant post-delivery obligations of the Company remain unfulfilled. The Company assesses whether the fee is fixed or determinable based on the payment terms with customers and whether any part of the fee is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of customers as determined by credit checks and analyses as well as the payment history of its customers. Commission earned from customers is recognized on a net basis primarily because the Company is not a party to the contracts between the customers and the end customers and does not provide actual services to the end customers. Also, the Company does not set the price, terms or scope of services in the contracts with end customers.

Some customer agreements include performance-based commissions based on attainment of certain performance targets, including the achievement of contract renewal rates in excess of specified targets. Certain customer arrangements also entitle the Company to fees and adjustments which are invoked in various circumstances, including the failure of customers to provide the Company with a specified minimum value of service contracts to sell on their behalf. The Company’s contracts generally contain termination fees should customers elect to cancel agreements prior to their expiration. Revenue related to commission incentives and early termination fees are recorded in the period when the performance criteria have been met, or the triggering event has occurred, and the amount earned is not subject to claw-back or future adjustment. Some customers may cancel their contracts if the Company is out of compliance with certain performance obligations, as defined in the relevant customer agreement. In addition, the Company estimates an allowance for potential cancellation of service contracts and unpaid invoices from end customers, which is calculated based on historical results and the aging of the outstanding invoices and constitutes a reduction of the revenue recorded upon the sale of service contracts.

For multiple element arrangements entered into prior to January 1, 2011 including deliverables such as sales of service contracts, account management services and subscriptions to the Company’s service revenue management solutions, the Company separates each revenue stream at the inception of the arrangement on a relative fair value basis, provided that each service element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable fair value of the undelivered services. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases where the item is not sold separately, by using other acceptable objective evidence.

For a limited number of customer arrangements, the Company is responsible for selling service contracts and for providing account management services such as invoicing and cash collections from end customers. Under these arrangements, revenue is recognized when the service has been delivered and the fee is fixed or determinable, which is upon receipt of cash payment from the end customer. Revenue is also reported net of sales taxes collected from end customers and remitted to state and local government authorities. As of March 31, 2011, the Company no longer had any arrangement where we were responsible for selling service contracts and the related invoicing and cash collections from end customers. Given the Company’s current contractual arrangements, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

For a limited number of customer engagements that include sales of service contracts and subscription fees to the Company’s hosted technology platform, fees earned for selling service contracts are recognized as revenue as services are performed, while hosting revenue is recognized ratably over the subscription term, which term is generally one year.

Effective January 1, 2011, the Company adopted on a prospective basis an accounting standard issued by the Financial Accounting Standards Board (“FASB”) that changed the accounting for arrangements with multiple deliverables. The new standard requires that the company allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. When vendor-specific objective evidence of selling price (VSOE) and third-party evidence of selling price (TPE) are not available for all deliverables, the Company uses best estimated selling prices (BESP) in our allocation of arrangement consideration.

Sales Commissions

Sales commissions earned by the Company’s outside sales representatives are generally paid in two or three installments with an initial payment shortly after entering into a new customer agreement and a final payment approximately twelve months after the Company begins to sell service contracts on behalf of the customer. Commission payments are contingent upon continued employment by the sales representatives and subject to adjustments during the service period based on the estimated value of service contracts received from the customer for sale. Commission expense is recognized over the requisite service period, generally twelve to fourteen months. At the time of each payment, sales commission expense recorded is equal to or in excess of each payment.

Advertising Costs

Advertising is expensed as incurred as a component of sales and marketing expenses on the consolidated statement of operations. Advertising expense was $0.6 million during 2011 and insignificant for 2010 and 2009.

Income Taxes

The parent company, ServiceSource International, Inc., formerly known as ServiceSource International LLC, filed its income tax return as a partnership for federal and state income tax purposes for periods prior to March 1, 2011. For all such prior periods, the LLC recognized no federal, state, or local income taxes, as the members of the LLC, and not the LLC itself, were subject to income tax on their allocated share of the LLC’s earnings. The Company’s taxable subsidiaries are included in the provision for income taxes in the accompanying consolidated financial statements as further described below. The LLC was subject to an annual California LLC registration fee based on revenue. The Company generally makes an annual distribution to its limited liability company members for their estimated tax liability on allocated net income under the terms of the limited liability company agreement.

Income taxes for the parent company for periods from and after March 1, 2011 and for the Company’s taxable subsidiaries, consisting of ServiceSource Delaware, Inc, (formerly known as ServiceSource International, Inc.) and several subsidiaries formed in foreign jurisdictions, are accounted for using an asset and liability method, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of the Company’s taxable subsidiaries’ assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The

Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of December 31, 2011, 2010, and 2009 the Company has not recorded any liabilities for unrecognized tax benefits.

In general, it is the practice and intention of the Company to permanently reinvest the undistributed earnings of its non-US subsidiaries. Should the Company repatriate undistributed earnings, such amounts become subject to U.S. taxation giving recognition to current tax expense and foreign tax credits upon remittance of dividends and under certain other circumstances. As of December 31, 2011, 2010 and 2009 the Company did not have any significant undistributed earnings from its foreign subsidiaries.

Effective March 1, 2011, the parent company elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, and therefore became subject to federal and state tax expense beginning March 1, 2011. As a result of this tax election, the Company recorded a net deferred tax asset and a one-time non-cash tax benefit of $20.7 million. On March 24, 2011, the Company merged with two of its corporate equity holders. The Company recorded an additional deferred tax asset of $8.1 million and a corresponding adjustment to paid-in capital as a result of the merger. Prior to March 1, 2011, the Company was subject to income tax only at certain taxable subsidiaries.

The parent company filed tax returns as a partnership for the period from January 1, 2011 through February 28, 2011. The parent company will file tax returns as a corporation for the period from March 1, 2011 through December 31, 2011. The Company’s provision for income taxes for interim reporting periods is based on an estimate of the effective tax rate for each of the periods described above. Significant management judgment is required in projecting ordinary income (loss) in order to determine the Company’s estimated effective tax rate.

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is not currently undergoing any examination of its income tax returns. The 2007 through 2011 tax years generally remain subject to examination by federal, state and foreign tax authorities. As of December 31, 2011, the Company did not have any unrecognized tax benefits that if recognized would impact the annual effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

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

Share/Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and directors based on estimated fair values. The fair value of employee and director options is estimated on the date of grant using the Black-Scholes option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods. Since share-based compensation expense is based on awards ultimately expected to vest, it is reduced for expected forfeitures.

For awards that are expected to result in a tax deduction, a deferred tax asset is established as the Company recognizes compensation expense. If the tax deduction exceeds the cumulative recorded compensation expense, the tax benefit associated with the excess deduction is considered a windfall benefit. The excess tax benefit from share compensation plans is recorded in members’ equity and classified as a financing cash flow on the consolidated statements of cash flows. The Company has elected to use the short-cut method for determining the historical pool of windfall tax benefits that accumulated prior to January 1, 2006.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potential diluted shares include the dilutive effect of in-the-money options. The dilutive effect of such equity awards is calculated based on the average share price for each period using the treasury-stock method. Under the treasury-stock method, the amount the employee must pay for exercising options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in members’ equity when the award becomes deductible, are collectively assumed to be used to repurchase shares.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. The Company will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and this adoption will not have any impact on its financial position or results of operations but will impact the financial statement presentation.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the current presentation. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’/ members’ equity.

3. Net Income (Loss) Per Common Share

The basic and diluted net income (loss) per share calculations are presented below (in thousands, except for per share amounts):

	Years Ended December 31,
	2011	2010	2009
Basic net income (loss) per common share
Net income (loss)	$15,111	$(2,567)	$10,375

Weighted-average common shares outstanding(1)	66,656	57,284	56,750

Basic net income (loss) per share	$0.23	$(0.04)	$0.18

	Years Ended December 31,
	2011	2010	2009
Diluted net income (loss) per common share
Net income (loss) used to determine diluted earnings per common shares	$15,111	$(2,567)	$10,375

Weighted-average common shares outstanding used in basic calculation	66,656	57,284	56,750
Adjustment for dilutive potential shares	6,929	—	2,162

Weighted-average common shares for diluted net income (loss) per share	73,585	57,284	58,912

Diluted net income (loss) per share(1)	$0.21	$(0.04)	$0.18

(1)	Since the Company reported a net loss for the year ended December 31, 2010 there was no dilutive effect on net loss per common share. Therefore, both basic and diluted net loss per common share were $(0.04) for 2010.

4. Cash, cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company had insignificant realized gains or losses in 2011.

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,033	$—	$—	$59,033

Cash equivalents:
Money market mutual funds	4,201	—	—	4,201
Commercial paper	2,749	—	—	2,749

Total cash equivalents	6,950	—	—	6,950

Total cash and cash equivalents	65,983	—	—	65,983

Short-term investments:
Certificate of deposit	750	—	(4)	746
Municipal securities	33,568	30	(6)	33,592
Commercial paper	3,645	1	(1)	3,645
Corporate bonds	4,910	3	(14)	4,899

Total short-term investments	42,873	34	(25)	42,882

Cash, cash equivalents and short-term investments	$108,856	$34	$(25)	$108,865

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2011:

	Amortized Cost	Estimated Fair Value
Less than 1 year	$30,014	$30,011
Due in 1 to 3 years	12,858	12,871

Total	$42,873	$42,882

As of December 31, 2011, the Company did not consider any of its investments to be other-than-temporarily impaired.

5. Fair value of financial instruments

The Company measures certain financial instruments at fair value on a recurring basis. FASB has established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of its financial instruments.

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

All of the Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$4,201	$4,201	$—	$—
Commercial paper	2,749	—	2,749	—

Total cash equivalents	6,950	4,201	2,749	—

Short-term investments:
Certificate of deposit	746	—	746	—
Municipal securities	33,592	—	33,592	—
Commercial paper	3,645	—	3,645	—
Corporate bonds	4,899	—	4,899	—

Total short-term investments	42,882	—	42,882	—

Cash equivalents and short-term investments	$49,832	$4,201	$45,631	$—

The Company did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2011 or 2010.

6. Property and Equipment, Net

Property and equipment balances were comprised of the following (in thousands):

	December 31,
	2011	2010
Computers and equipment	$11,562	$7,765
Software	19,487	13,169
Furniture and fixtures	5,879	5,503
Leasehold improvements	4,957	2,898

	41,885	29,335
Less: accumulated depreciation and amortization	(23,187)	(13,960)

	18,698	15,375
Construction in progress	8,142	4,043

	$26,840	$19,418

Depreciation expense related to property and equipment was $9.4 million, $6.1 million and $3.5 million during 2011, 2010 and 2009, respectively.

Property and equipment at December 31, 2011 and 2010 includes $3.3 million and $3.1 million, respectively, acquired under capital lease agreements. Accumulated amortization under capital leases totaled $1.7 million and $1.1 million at December 31, 2011 and 2010, respectively.

The Company capitalized costs of $6.0 million, $4.7 million and $5.0 million, during 2011, 2010 and 2009, respectively, related to internal-use software. As of December 31, 2011 and 2010, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $9.0 million and $9.6 million respectively. Amortization of capitalized costs related to internal-use software was $3.9 million, $2.5 million and $1.1 million during 2011, 2010 and 2009, respectively.

7. Other Accrued Liabilities

Other accrued liabilities balances were comprised of the following (in thousands):

	December 31,
	2011	2010
Accrued professional fees	$944	$2,485
Amounts refundable to end customers	582	2,083
Deferred revenue	593	151
Deferred rent obligations	734	477
Employee-related	379	353
Other (includes ESPP contributions of $1,106 at December 31, 2011)	4,407	2,026

	$7,639	$7,575

8. Long-Term Debt

Long-term debt balances were comprised of the following (in thousands):

	December 31,
	2011	2010
Current:
Term loan	$—	$1,500
Capital lease obligations	706	779

	706	2,279
Non-current:
Term loan	—	13,959
Capital lease obligations	958	980

	958	14,939

Total long-term debt	$1,664	$17,218

Term Loan and Revolving Credit Facility

At December 31, 2011, the Company had a revolving credit facility which expires in February 2013 and provides borrowings of up to $20 million including amounts under letters of credit. Amounts outstanding on the facility at December 31, 2011 consisted of a letter of credit of $1.1 million as required under an operating lease agreement for office space. The Facility has a non-use fee of 0.50% per annum based on the average monthly available borrowing base. Borrowings on the facility, including amounts outstanding under letter of credit, bear interest at either: (i) the LIBOR Rate plus an additional margin; or (ii) the Base Rate (i.e., prime rate) plus an additional margin. At December 31, 2011 the interest rate for borrowings under the facility was 5.0%.

The revolving credit facility provides the Company the option to terminate the facility at no cost; prior to February 25, 2012, the Company was subject to an early termination fee of $0.2 million.

The credit facility is collateralized by substantially all of the Company’s assets and has certain financial covenants which include a maximum consolidated leverage ratio and a minimum liquidity. At December 31, 2011, the Company was in compliance with its borrowing covenants.

Entered into in February 2011, the New Facility amended a previous credit arrangement wherein $15.5 million of term loans were converted to the new revolving credit facility which initially provided for maximum borrowings of up to $30 million. During the first quarter of 2011, and an additional $7.9 million was drawn against the credit facility in connection with payments to Oracle/Sun in connection with the termination of our engagements with Sun Microsystems and to fund the Company’s operations. On March 30, 2011, net proceeds from our initial public offering were used to prepay $23.4 million borrowed under the credit facility. In April 2011, as provided for in the borrowing agreement, the Company elected to reduce the maximum borrowing under the facility to $20 million.

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 3.6%, 5.6% and 5.9% at December 31, 2011, 2010 and 2009, respectively.

The future contractual maturities of capital lease obligations as of December 31, 2011 are as follows (in thousands):

2012	$706
2013	325
2014	267
2015	74
2016	76
Thereafter	216

$1,664

9. Commitments and Contingencies

Operating Leases

The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through August 2018. As of December 31, 2011, future minimum payments under operating leases were as follows (in thousands):

2012	$7,745
2013	6,138
2014	5,206
2015	4,031
2016	3,330
Thereafter	7,190

$33,640

Rent expense during 2011, 2010 and 2009, was $6.5 million, $5.1 million, and $3.8 million, respectively. In February 2010, the Company recorded a $0.4 million charge to terminate an office lease prior to its expiration.

Other Matters

The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to pending or threatened litigation or claims would not materially affect its consolidated financial position, results of operations or cash flows.

10. Stockholders’/ Members’ Equity

Members’ equity consists of one class of common shares. Income is allocated pro rata to members as defined in the limited liability company agreement. The holder of each common share is entitled to one vote. Members are entitled to mandatory distributions for their respective income tax expense resulting from the operations of the LLC and other distributions as and when declared by the board of directors.

The Company repurchased 0 and 86,157 shares during 2011 and 2010, at the then estimated fair value. All of the acquired shares are held as treasury shares on the accompanying statements of Stockholders’/ members’ equity and comprehensive income (loss).

Other than distributions upon a redemption or liquidation event, as defined in the Company’s limited liability company Agreement, funds and assets of the Company determined by the Company’s board of directors to be available for distribution shall be distributed to all of the members, pro rata in proportion to the number of vested common shares held by each member.

On March 25, 2011, the Company sold 9,791,020 shares of newly-issued common stock in the IPO, raising net proceeds of approximately $87.7 million, after deducting the underwriting discount and expenses incurred related to the IPO.

On August 3, 2011, the Company closed a secondary public offering of 10,350,000 shares of its common stock, which included 1,372,061 shares of common stock sold by the Company and 8,977,939 shares of common stock sold by the selling stockholders. The net proceeds from the offering to the Company were $23.0 million.

In conjunction with the conversion from a limited liability company to a Delaware corporation described in Note 1, the Company’s certificate of incorporation authorized 1,000,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.0001 par value preferred stock. No preferred stock was issued or outstanding as of December 31, 2011.

11. Share-Based Compensation

Share Option Plans

The Company historically granted options through two plans, the Company’s 2004 Omnibus Share Plan and the 2008 Share Option Plan (collectively, the “2004 and 2008 Option Plans”). Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on March 24, 2011 for ServiceSource’s IPO, the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) became effective and all remaining common stock reserved for future grant or issuance under the 2004 and 2008 Options Plan were added to the 2011 Plan. Shares of common stock reserved for issuance under the 2011 Plan consist of (a) 5,760,000 shares of common stock initially available for future grants under the 2011 Plan plus (b) 2,584,015 shares of common stock previously reserved but unissued under the 2004 and 2008 Option Plans that are now available for issuance under the 2011 Plan. To the extent outstanding awards under the 2004 and 2008 Option Plans are forfeited or lapse unexercised and would otherwise have been returned to the share reserves under the 2004 and 2008 Option Plans, the shares of common stock subject to such awards instead will be available for future issuance under the 2011 Plan. At the end of each fiscal year, the share reserve will increase automatically by an amount equal to 4% outstanding shares as of the end of that most recently completed fiscal year or 3,840,000 shares, whichever is less. The Company’s board of directors and, as delegated to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options or restricted stock may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant.

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

There were no significant modifications or repurchases in 2011 or 2009. In June 2010, the Company modified the vesting of 260,416 share options granted to one employee such that the cancellation of the vested shares occurred 12 months after the employee terminated with the Company. This transaction was accounted for as a modification and total incremental compensation cost resulting from the modification amounted to $0.1 million.

The Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Further, the Company applied an estimated forfeiture rate to unvested awards when computing the share compensation expenses. The Company estimated the forfeiture rate for unvested awards based on its historical experience on employee turnover behavior and other factors during the preceding three calendar years.

Employee Stock Purchase Plan

In February 2011, the Company’s board of directors approved the 2011 Employee Stock Purchase Plan, under which 900,000 shares have been reserved for issuance. The 2011 Employee Stock Purchase Plan contains successive six-month offering periods and the share price of stock purchased under the plan is 85% of the lower of the fair value of the common stock either at the beginning or the end of the period. At the end of each fiscal year, the share reserve will increase automatically by an amount equal to 1% outstanding shares as of the end of that most recently completed fiscal year or 1,500,000 shares, whichever is less.

Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on March 24, 2011 for ServiceSource’s IPO, the Company’s 2011 Employee Stock Purchase Plan (the “ESPP”) became effective and is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of the Company’s common stock on the first and last trading days of each six-month offering period.

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Period from March 24, 2011 to December 31, 2011
Expected term (in years)	0.39-0.50
Expected volatility	36%-45%
Risk-free interest rate	0.18%-0.07%
Expected dividend yield	—

As of December 31, 2011, 89,885 shares had been issued under the ESPP and 810,115 shares were available for future issuance. The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors.

Stock Awards Issued to Non Employees

During 2011 and 2010, the Company granted stock options to purchase 10,000 and 25,000 common shares, respectively, to non employees for professional services at exercise prices of $6.20 and $4.95 per share. Stock-based compensation expense related to options granted to non employees was $0.1 million during 2011 and 2010. The weighted-average remaining contractual terms at December 31, 2011 for the two options grants was 8.9 years and 0 years, respectively.

Determining Fair Value of Share/Stock Options and Awards

The estimated fair value of stock options and awards granted during 2011, 2010 and 2009, was approximately $27.1 million, $20.5 million, and $7.7 million, respectively. The fair value of the share options was estimated by using the Black-Scholes option- pricing model, which takes into account inputs such as the exercise price, the value of the underlying common shares at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair market value of each grant of options during 2011, 2010 and 2009 was determined by the Company using the methods and assumptions discussed below. The Company stratifies its population of outstanding share options into two relatively homogeneous groups to estimate the expected term and forfeiture rate of options grants. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term—The expected term represents the period that the Company’s share-based awards are expected to be outstanding. The Company calculated the expected term of share options using four data points: options exercised, options expired, options forfeited and options outstanding. The weighted-average of the four data points were used to calculate the expected term.

Expected Volatility—The expected volatility was based on the historical stock volatility of several of the Company’s self-designated publicly listed comparable companies over a period equal to the expected terms of the options, as the Company does not have any trading history to use the volatility of its own common shares.

Risk-Free Interest Rate—The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues for each option grant date with maturities approximately equal to the option’s contractual term.

Expected Dividend Yield—The Company has not paid dividends on its common shares nor does it expect to pay dividends in the foreseeable future beyond annual tax distributions to LLC members.

Forfeiture Rate—The Company estimated its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture-rate adjustment will be recognized in full in the period of adjustment, if the actual number of future forfeitures differs from that estimated by the Company.

Fair Value of Common Shares—Prior to the Company’s initial public offering in late March 2011, the fair value of common shares underlying the share options was determined by the board of directors. As there had been no public market for the Company’s common shares, the board of directors has determined the fair value of the common shares at the time of grant of the option by considering a number of objective and subjective factors, including valuation of comparable companies, the probability-weighted expected return under possible future events, such as an initial public offering, a strategic merger or sale, or remaining a private company, the Company’s operating and financial performance, the lack of liquidity of capital share and general and industry specific economic outlook, amongst other factors. The board of directors also considers work performed by valuation specialists engaged by the Company to determine the valuation of its common shares.

The following table reflects the weighted-average assumptions for options grants during 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Expected term (in years)	5.26	5.4	4.8
Expected volatility	50%	54%	56%
Risk-free interest rate	1.50%	1.75% - 2.43%	2.17% - 2.68%
Expected dividend yield	—	—	—

Option activity under the Option Plans for 2011, 2010 and 2009 was as follows (shares and aggregate intrinsic value in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding—January 1, 2009	11,454	10,307	3.27	—
Granted	(3,650)	3,650	4.35	—
Exercised	—	(459)	1.27	—
Forfeited	997	(997)	3.13	—

Outstanding—December 31, 2009	8,801	12,501	3.67	—
Granted	(6,994)	6,994	5.11	—
Exercised	—	(707)	0.79	—
Forfeited	1,064	(1,065)	4.25	—

Outstanding—December 31, 2010	2,871	17,723	4.32	—
Additional shares reserved under the 2011 Equity Incentive Plan	5,760	—	—	—
Granted	(2,996)	2,186	13.44	810
Exercised	—	(3,808)	3.75	—
Forfeited	774	(766)	5.58	(8)

Outstanding—December 31, 2011	6,409	15,335	5.70	802

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options vested and expected to vest—December 31, 2011	14,880	$5.62	7.4	$151,313
Options exercisable—December 31, 2011	8,040	4.12	6.4	92,992

The weighted-average grant date fair value of options granted during 2011, 2010 and 2009 was $6.53, $2.93 and $2.12 respectively. The aggregate intrinsic value of options exercised under the Option Plans was $42.2 million, $2.8 million and $1.4 million, in 2011, 2010 and 2009, respectively, determined as of the date of option exercise. The intrinsic value is calculated as the difference between the fair value of the common shares on the exercise date and the exercise price of the option shares. The total estimated fair value of share options vested in 2011, 2010 and 2009 was $11.4 million, $6.9 million and $8.5 million, respectively.

Stock-based compensation expense is based on applying calculated fair values determined at the grant date to those options granted in the year that are ultimately expected to vest. Accordingly, the fair values calculated on the total population of grants have been reduced for estimated forfeitures expected to occur in the future.

The table below summarizes stock-based compensation expense as allocated within the Company’s consolidated statements of operations (in thousands):

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$1,877	$1,126	$914
Sales and marketing	4,456	2,993	2,340
Research and development	1,167	803	541
General and administrative	4,099	3,167	2,265

Total stock-based compensation	$11,599	$8,089	$6,060

The following table summarizes information about share/stock options outstanding at December 31, 2011 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contract Life (in Years)	Weighted- Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price
$0.20 to $1.49	824	4.1	$0.99	824	$0.99
$4.26	5,995	6.1	4.26	5,010	4.26
$4.60 to $4.95	4,263	7.9	4.74	1,632	4.70
$5.80 to $14.11	3,221	8.9	7.27	574	5.81
$14.64 to $17.98	1,032	9.8	16.88	—	—

	15,335	7.3	5.70	8,040	4.12

As of December 31, 2011 and 2010 there was $33.8 million, and $22.6 million of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Option Plans, which is expected to be recognized over a weighted-average period of 2.59 years and 3.1 years, respectively.

12. Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers all eligible domestic employees who have attained 21 years of age and provide at least 20 hours of service per week. This plan allows U.S. employees to contribute up to 90% of their pre-tax salary in certain investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. During 2011, 2010 and 2009, the Company matched, up to an annual limit of $2,000, the first 3% of a participant’s contributions. Matching contributions by the Company are fully vested upon completion of the first year of employment. Employer matching contributions, which may be discontinued at the Company’s discretion, amounted to $1.0 million, $0.7 million and $0.6 million, during 2011, 2010 and 2009, respectively.

13. Income Taxes

Income from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic	$(3,664)	$(1,734)	$9,562
International	(608)	1,314	2,679

Income (loss) before provision for income taxes	$(4,272)	$(420)	$12,241

The income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$1,116	$2,448	$2,244
Foreign	424	567	280
State and local	98	472	367

Total current income tax provision	1,638	3,487	2,891
Deferred:
Federal	(16,756)	(687)	(585)
Foreign	56	—	264
State and local	(4,321)	(653)	(704)

Total deferred income tax benefit	(21,021)	(1,340)	(1,025)

Income tax provision (benefit)	$(19,383)	$2,147	$1,866

The following table provides a reconciliation of income taxes provided at the federal statutory rate of 34% to the income tax provision (in thousands):

	Years Ended December 31,
	2011	2010	2009
U.S. income tax at federal statutory rate for LLC	$—	$—	$—
U.S. income tax at federal statutory rate for taxable subsidiaries	(1,452)	(143)	4,151
(Benefit) provision from (income) loss attributable to LLC	1,470	1,711	(1,432)
Benefit from change in tax status	(20,740)	—	—
State income taxes, net of federal benefit	52	153	241
Foreign tax rate differential	415	40	(476)
Permanent differences	876	536	266
State tax credits	(228)	(330)	(413)
Valuation allowance	196	—	—
Other, net	28	180	(471)

	$(19,383)	$2,147	$1,866

Effective March 1, 2011, the parent company elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, and therefore became subject to federal and state tax expense beginning March 1, 2011. As a result of this tax election, the Company recorded a net deferred tax asset and a one-time non-cash tax benefit of $20.7 million. On March 24, 2011, the LLC converted into a Delaware corporation and merged with two of its corporate equity holders. The Company recorded an additional deferred tax asset of $8.1 million and a corresponding adjustment to paid-in capital as a result of the merger.

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2011 and 2010. Deferred tax assets and (liabilities) represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods (in thousands):

	December 31,
	2011	2010
Current
Accrued liabilities	$3,602	$1,062
State taxes	(88)	93
Allowance for doubtful accounts	12	—

Current deferred tax assets	3,526	1,155

Non-current
Share-based compensation expense	7,696	3,622
Net operating loss carryforwards	7,169	—
State tax credits	1,197	847
Unrealized loss on foreign exchange transactions	235	46
Amortization of intangibles	17,082	—
Other, net	29	—

Non-current deferred tax assets	33,408	4,515

Total current and non-current	36,934	5,670
Deferred tax liabilities
Property & equipment	(3,030)	(735)
Less: Valuation allowance	(196)	—

Net deferred tax assets	$33,708	$4,935

As of December 31, 2011 and 2010, management assessed the realizability of deferred tax assets and determined that based on the available evidence, including a history of taxable income and estimates of future taxable income, it is more likely than not that the deferred tax assets will be realized except for its Singapore net operating loss carryforward. The net change in the valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $0.2 million and $0, respectively.

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $38.9 million for federal income tax purposes and approximately $39.4 million for state income tax purposes. These losses are available to reduce taxable income and expire at various dates beginning in 2017. Approximately $18.0 million of federal net operating loss carryforwards and $21.5 million of state net operating loss carryforwards are related to excess tax benefits from stock-based compensation. The tax benefits associated with net operating losses attributed to stock-based compensation will be credited to additional paid-in capital when realized. At December 31, 2011, the Company had $1.7 million of state tax credits which expire beginning in 2023 if not utilized.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. In connection with the conversion of the LLC into a Delaware corporation, two of its equity holders, GA SS Holding LLC and SSLLC Holdings, Inc were merged with and into ServiceSource International, Inc. As a result, the Company acquired the net operating loss carryforwards of these two entities subject to the ownership change limitations. Management believes that the limitation will not limit utilization of the carryforwards prior to their expiration.

The Company’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $2.9 million for the year ended December 31, 2011 and $0.1 million for the year ended December 31, 2010.

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. In November 2010, the Company concluded an IRS audit of the 2008 tax year which resulted in a change to a temporary difference but with no impact on the 2008 income tax provision as previously reported. The 2007 through 2011 tax years generally remain subject to examination by federal, state and foreign tax authorities.

As of December 31, 2011, the Company does not have any unrecognized tax benefits and does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company considers its undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2011 the Company’s unremitted earnings was $0.5 million from its foreign subsidiaries.

14. Reportable Segments

The Company’s operations are principally managed on a geographic basis and are comprised of three reportable and operating segments: NALA, EMEA, and APJ.

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

The Company does not allocate sales and marketing, research and development, or general and administrative expenses to its geographic regions because management does not include the information in its measurement of the performance of the operating segments. The Company excludes certain items such as share-based compensation, overhead allocations and other items from direct profit contribution. Revenue for a particular geography reflects fees the Company earns from its customers for sales and renewals of maintenance, support and subscription contracts on their behalf and managed from the Company’s sales center in that geography.

Summarized financial information by geographic location for 2011, 2010 and 2009 based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net revenue
NALA	$127,430	$102,411	$77,283
EMEA	58,344	43,069	31,995
APJ	19,727	7,455	1,398

Total net revenue	$205,501	$152,935	$110,676

Direct profit contribution
NALA	72,333	55,463	47,035
EMEA	27,756	18,370	12,707
APJ	1,945	1,509	666

Total direct profit contribution	102,034	75,342	60,408
Adjustments:
Stock-based compensation	(1,877)	(1,126)	(914)
Overhead allocations	(17,705)	(14,810)	(10,567)
Other, net	9,643	3,481	2,872

Gross Profit	$92,095	$62,887	$51,799

The majority of the Company’s assets were attributable to its U.S. operations at December 31, 2011 and 2010. Property and equipment information is based on the physical location of the assets. The following table presents the long-lived assets, consisting of property and equipment, by geographic location (in thousands):

	December 31,
	2011	2010
NALA	$23,138	$16,844
EMEA	1,161	1,444
APJ	2,541	1,130

Total property and equipment, net	$26,840	$19,418

15. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for the years ended December 31, 2011 and 2010 is as follows:

	Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
	(in thousands, except per share amounts)
Net revenue	$60,779	$50,088	$48,512	$46,122	$44,467	$38,316	$37,976	$32,176
Gross profit	29,772	22,054	20,283	19,986	18,260	16,421	16,801	11,405
Income (loss) from operations	3,538	(2,606)	(2,392)	(1,685)	(52)	(138)	2,579	(1,187)
Income (loss) before provision for (benefit from) income taxes	3,422	(2,324)	(2,828)	(2,543)	(532)	(738)	2,443	(1,593)
Net income (loss)	$1,653	$(2,825)	$(1,133)	$17,416	$(1,311)	$(1,003)	$1,517	$(1,770)
Net income (loss) per common share:
Basic	$0.02	$(0.04)	$(0.02)	$0.30	$(0.02)	$(0.02)	$0.03	$(0.03)
Diluted	$0.02	$(0.04)	$(0.02)	$0.28	$(0.02)	$(0.02)	$0.03	$(0.03)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of this Annual Report on Form 10-K that is found in our 2012 Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders (“2012 Proxy Statement”) is incorporated herein by reference to our 2012 Proxy Statement. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K that is found in our 2012 Proxy Statement is incorporated herein by reference to our 2012 Proxy Statement. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K that is found in our 2012 Proxy Statement is incorporated herein by reference to our 2011 Proxy Statement. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K that is found in our 2012 Proxy Statement is incorporated herein by reference to our 2011 Proxy Statement. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K that is found in our 2012 Proxy Statement is incorporated herein by reference to our 2011 Proxy Statement. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedule: Schedule II Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements or notes thereto.

SERVICESOURCE INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended December 31, 2011 income tax valuation allowance	$—	$196	$—	$196
Year ended December 31, 2010 income tax valuation allowance	—	—	—	—
Year ended December 31, 2009 income tax valuation allowance	—	—	—	—

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits: See Item 15(b) below. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(b)	Exhibits: The exhibit list in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K is incorporated herein by reference as the list of exhibits required by this Item 15(b).

(c)	Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC.

Dated: March 6, 2012	By:	/S/ MICHAEL A. SMERKLO
Michael A. Smerklo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

SERVICESOURCE INTERNATIONAL, INC.

Dated: March 6, 2012	By:	/S/ DAVID S. OPPENHEIMER
David S. Oppenheimer Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael A. Smerklo and David S. Oppenheimer, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
March 6, 2012	/s/ MICHAEL A. SMERKLO Michael A. Smerklo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 6, 2012	/s/ DAVID S. OPPENHEIMER David S. Oppenheimer	Chief Financial Officer (Principal Financial and Accounting Officer)

March 6, 2012	/s/ STEVEN CAKEBREAD Steven Cakebread	Director

March 6, 2012	/s/ BRUCE DUNLEVIE Bruce Dunlevie	Director

March 6, 2012	/s/ JIM MADDEN Jim Madden	Director

Date	Signature	Title
March 6, 2012	/s/ MARC F. MCMORRIS Marc F. McMorris	Director

March 6, 2012	/s/ TOM MENDOZA Tom Mendoza	Director

March 6, 2012	/s/ BARRY REYNOLDS Barry Reynolds	Director

March 6, 2012	/s/ TONY ZINGALE Tony Zingale	Director

Index to Exhibits

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
2.1	Form of Conversion Agreement dated as of March 24, 2011, between the Registrant, GA SS Holding LLC and SSLLC Holdings, Inc.		2.1	Form S-1/A (No. 333- 171271)	March 11, 2011

2.2	Form of Agreement and Plan of Merger dated as of March 24, 2011, between the Registrant, GA SS Holding LLC, GA SS Holding II, LLC, SSLLC Holdings, Inc. and Benchmark Capital Partners V, L.P.		2.2	Form S-1/A (No. 333- 171271)	March 11, 2011

3.1	Certificate of Incorporation of the Company filed March 24, 2011		3.1	Form 8-K (No. 001- 35108)	April 1, 2011

3.2	Bylaws of the Company dated March 24, 2011		3.2	Form 8-K (No. 001- 35108)	April 1, 2011

3.3	Fifth Amended and Restated Limited Liability Company Agreement		3.3	Form S-1/A (No. 333- 171271)	January 28, 2011

4.1	Registration and Information Rights Agreement dated as of December 8, 2006, between the Registrant and GA SS Holding LLC, SSLLC Holdings, Inc., Housatonic Micro Fund SBIC, LP and Housatonic Equity Investors SBIC, LP		4.1	Form S-1/A (No. 333- 171271)	February 25, 2011

4.2	Securities Purchase Agreement and Registration Rights Schedule dated as of January 31, 2003, between the Registrant and the 2003 Holders		4.2	Form S-1/A (No. 333- 171271)	February 25, 2011

4.3	Specimen common stock certificate of the Registrant		4.3	Form S-1/A (No. 333- 171271)	March 11, 2011

10.1+	Form of Director and Executive Officer Indemnification Agreement		10.1	Form S-1 (No. 333- 171271)	December 20, 2010

10.2+	2004 Omnibus Share Plan and forms of agreements thereunder		10.2	Form S-1 (No. 333- 171271)	December 20, 2010

10.3+	2008 Share Option Plan and form of agreement thereunder		10.3	Form S-1 (No. 333- 171271)	December 20, 2010

10.4+	2011 Equity Incentive Plan and forms of agreements thereunder		4.4	Form S-8 (No. 333- 173116)	March 28, 2011

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date

10.5+	2011 Equity Incentive Plan form of Restricted Stock Award Agreement		10.1	Form 8-K (No. 001- 35108)	February 10, 2012

10.6+	2011 Employee Stock Purchase Plan and form of agreement thereunder		4.5	Form S-8 (No. 333- 173116)	March 28, 2011

10.7+	Amended and Restated Employment and Confidential Information Agreement dated as of June 8, 2010, between the Registrant and Michael A. Smerklo		10.5	Form S-1 (No. 333- 171271)	December 20, 2010

10.8+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Jeffrey M. Bizzack		10.6	Form S-1 (No. 333- 171271)	December 20, 2010

10.9+	Employment and Confidential Information Agreement dated as of July 7, 2010, between the Registrant and David Oppenheimer		10.7	Form S-1 (No. 333- 171271)	December 20, 2010

10.10+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Robert Sturgeon		10.8	Form S-1 (No. 333- 171271)	December 20, 2010

10.11+	Employment and Confidential Information Agreement dated as of April 13, 2010, between the Registrant and Ganesh Bell		10.9	Form S-1 (No. 333- 171271)	December 20, 2010

10.12+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Raymond M. Martinelli		10.10	Form S-1 (No. 333- 171271)	December 20, 2010

10.13+	Amended and Restated Employment Letter Agreement dated as of November 4, 2010, between the Registrant and Natalie A. McCullough		10.11	Form S-1 (No. 333- 171271)	December 20, 2010

10.14+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Paul D. Warenski		10.12	Form S-1/A (No. 333- 171271)	January 28, 2011

10.15+	Employment and Confidential Information Agreement dated as of April 7, 2008, between the Registrant and Charles D. Boynton		10.13	Form S-1 (No. 333- 171271)	February 25, 2011

10.16+	Release Letter Agreement date as of June 25, 2010, between the Registrant and Charles D. Boynton		10.14	Form S-1 (No. 333- 171271)	February 25, 2011

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date

10.17+	Employment and Confidential Information Agreement dated as of August 16, 2011, between the Company and John Boucher.		10.1	Form10-Q (No. 001- 35108)	November 14, 2011

10.18+	Amended and Restated Employment and confidential Information Agreement dated as of December 6, 2010, between the Registrant and Jay Ackerman	X

10.19	Office Lease, dated as of October 31, 2007, between the Registrant and Six Thirty-Four Second Street, LLC		10.16	Form S-1/A (No. 333- 171271)	February 25, 2011

10.20	Second Amended and Restated Credit Agreement dated as of February 24, 2011 between the Registrant, the Lenders named therein and Wells Fargo Capital Finance, Inc., as Administrative Agent		10.17	Form S-1/A (No. 333- 171271)	February 25, 2011

10.21	Second Amended and Restated Security Agreement dated as of February 24, 2011 between the Registrant, ServiceSource International Inc. and Wells Fargo Capital Finance, Inc., as Administrative Agent		10.18	Form S-1/A (No. 333- 171271)	February 25, 2011

10.22	General Continuing Guaranty dated as of April 29, 2008 delivered by ServiceSource International Inc. in favor of Wells Fargo Foothill, Inc.		10.19	Form S-1/A (No. 333- 171271)	February 25, 2011

10.23	Waiver dated as of March 19, 2010, between the Registrant, the Lenders named therein and Wells Fargo Capital Finance, LLC, as Administrative Agent		10.20	Form S-1/A (No. 333- 171271)	February 25, 2011

21.1	List of subsidiaries	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.