Form 10-Q
period 2012-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2012-05-04
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2012
Common Stock	74,423,920

SERVICESOURCE INTERNATIONAL, INC.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$56,105	$65,983
Short-term investments	44,784	42,882
Accounts receivable, net	59,374	54,095
Current portion of deferred income taxes	3,585	3,526
Prepaid expenses and other	10,043	7,945

Total current assets	173,891	174,431
Property and equipment, net	29,805	26,840
Deferred debt issuance costs, net	96	123
Deferred income taxes, net of current portion	31,052	30,238
Other assets, net	1,069	995
Goodwill	6,334	6,334

Total assets	$242,247	$238,961

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,549	$8,617
Accrued taxes	3,700	4,008
Accrued compensation and benefits	12,740	18,665
Other accrued liabilities	8,246	7,639
Obligations under capital leases	708	706

Total current liabilities	30,943	39,635
Obligations under capital leases, net of current portion	892	958
Other long-term liabilities	4,936	1,352

Total liabilities	36,771	41,945

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 74,335 shares issued and 74,214 shares outstanding as of March 31, 2012; 72,688 shares issued and 72,567 shares outstanding as of December 31, 2011	7	7
Treasury stock	(441)	(441)
Additional paid-in capital	187,508	177,796
Retained earnings	18,141	19,416
Accumulated other comprehensive income	261	238

Total stockholders’ equity	205,476	197,016

Total liabilities and stockholders’ equity	$242,247	$238,961

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue	$57,574	$46,122
Cost of revenue	32,576	26,136

Gross profit	24,998	19,986

Operating expenses:
Sales and marketing	13,477	11,105
Research and development	4,581	2,713
General and administrative	10,075	7,853

Total operating expenses	28,133	21,671

Loss from operations	(3,135)	(1,685)
Interest expense	(47)	(333)
Other expense, net	(44)	(525)

Loss before income taxes	(3,226)	(2,543)
Income tax benefit	(1,950)	(19,959)

Net income (loss)	$(1,276)	$17,416

Net income (loss) per common share:
Basic	$(0.02)	$0.30

Diluted	(0.02)	$0.28

Weighted-average shares used in computing net income (loss) per common share:
Basic	73,212	57,797

Diluted	73,212	63,096

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(1,276)	$17,416
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(17)	353
Unrealized gain on investments	40	—

Other comprehensive income, net of tax	23	353

Total comprehensive income (loss), net of tax	$(1,253)	$17,769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(1,276)	$17,416
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,268	1,945
Loss on disposal of fixed assets	28	—
Amortization of deferred financing costs	27	171
Accretion on premium on short-term investments	154	—
Deferred income taxes	(873)	(20,975)
Stock-based compensation	4,247	2,446
Tax benefit from stock-based compensation	—	(23)
Income tax deficiency from stock-based compensation	362	—
Changes in operating assets and liabilities:
Accounts receivable	(5,084)	6,370
Prepaid expenses and other	(2,407)	(1,064)
Accounts payable	(1,257)	254
Accrued taxes	(344)	1,225
Accrued compensation and benefits	(5,949)	901
Accrued payables to customers	—	(30,640)
Other accrued liabilities	3,780	481

Net cash used in operating activities	(6,324)	(21,493)

Cash flows from investing activities
Acquisition of property and equipment	(6,631)	(2,757)
Purchases of marketable securities	(8,390)	—
Sales of marketable securities	1,430	—
Maturities of marketable securities	4,890	—

Net cash used in investing activities	(8,701)	(2,757)

Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	—	90,330
Proceeds from revolving credit facility	—	23,424
Repayment of revolving credit facility	—	(23,424)
Repayment on long-term debt and capital leases	(80)	(15,579)
Payment of deferred debt issuance costs	—	(200)
Proceeds from common stock issuances	5,821	476
Tax benefit from stock-based compensation	—	23
Income tax deficiency from stock-based compensation	(362)	—

Net cash provided by financing activities	5,379	75,050

Net increase (decrease) in cash	(9,646)	50,800
Effect of exchange rate changes on cash and cash equivalents	(232)	431
Cash and cash equivalents at beginning of period	65,983	22,652

Cash and cash equivalents at end of period	$56,105	$73,883

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

ServiceSource manages the service contract renewals process of maintenance, support and subscription agreements on behalf of its customers. The Company’s integrated solution consists of a suite of cloud applications, dedicated service sales teams working under its customers’ brands and a proprietary Service Revenue Intelligence Platform. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service contract renewals process, including data management, quoting, selling and service revenue business intelligence. The Company’s business is built on a pay-for-performance model, whereby customers pay the Company based on renewal sales that the Company generates on the customers’ behalf. The Company’s corporate headquarters is located in San Francisco, California. The Company has additional offices in Colorado, Tennessee, the United Kingdom, Ireland, Malaysia and Singapore.

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of ServiceSource International Inc. and its subsidiaries (“SSI” or “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year.

The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, the Company adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. The Company adopted this guidance during the first quarter of 2012 and elected to disclose OCI as a separate statement during interim reporting periods.

Note 2 — Cash, cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three months ended March 31, 2012 and 2011 were insignificant.

Cash and cash equivalents and short-term investments consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$50,998	$—	$—	$50,998

Cash equivalents:
Money market mutual funds	3,107	—	—	3,107
Commercial paper	2,000	—	—	2,000

Total cash equivalents	5,107	—	—	5,107

Total cash and cash equivalents	56,105	—	—	56,105

Short-term investments:
Certificate of deposit	750	—	(1)	749
Asset-backed securities	1,000	2	—	1,002
Municipal securities	32,689	42	(2)	32,729
Commercial paper	4,261	1	(2)	4,260
Corporate bonds	6,034	12	(2)	6,044

Total short-term investments	44,734	57	(7)	44,784

Cash, cash equivalents and short-term investments	$100,839	$57	$(7)	$100,889

December 31, 2011

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,033	$—	$—	$59,033

Cash equivalents:
Money market mutual funds	4,201	—	—	4,201
Commercial paper	2,749	—	—	2,749

Total cash equivalents	6,950	—	—	6,950

Total cash and cash equivalents	65,983	—	—	65,983

Short-term investments:
Certificate of deposit	750	—	(4)	746
Municipal securities	33,568	30	(6)	33,592
Commercial paper	3,645	1	(1)	3,645
Corporate bonds	4,910	3	(14)	4,899

Total short-term investments	42,873	34	(25)	42,882

Cash, cash equivalents and short-term investments	$108,856	$34	$(25)	$108,865

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2012:

	Amortized Cost	Estimated Fair Value
Less than 1 year	$35,034	$35,058
Due in 1 to 3 years	9,700	9,726

Total	$44,734	$44,784

As of March 31, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

Note 3 — Fair value of financial instruments

The Company measures certain financial instruments at fair value on a recurring basis. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table presents information about the Company’s financial instruments that are measured at fair value as of March 31, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$3,107	$3,107	$—	$—
Commercial paper	2,000	—	2,000	—

Total cash equivalents	5,107	3,107	2,000	—

Short-term investments:
Certificate of deposit	749	—	749	—
Asset backed securities	1,002	—	1,002	—
Municipal securities	32,729	—	32,729	—
Commercial paper	4,260	—	4,260	—
Corporate bonds	6,044	—	6,044	—

Total short-term investments	44,784	—	44,784	—

Cash equivalents and short-term investments	$49,891	$3,107	$46,784	$—

The following table presents information about the Company’s financial instruments that are measured at fair value as of December 31, 2011 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$4,201	$4,201	$—	$—
Commercial paper	2,749	—	2,749	—

Total cash equivalents	6,950	4,201	2,749	—

Short-term investments:
Certificate of deposit	746	—	746	—
Municipal securities	33,592	—	33,592	—
Commercial paper	3,645	—	3,645	—
Corporate bonds	4,899	—	4,899	—

Total short-term investments	42,882	—	42,882	—

Cash equivalents and short-term investments	$49,832	$4,201	$45,631	$—

The Company did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2012 or December 31, 2011.

Note 4 — Property and Equipment, Net

Property and equipment balances were comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Computers and equipment	$12,555	$11,562
Software	19,740	19,487
Furniture and fixtures	7,096	5,879
Leasehold improvements	7,680	4,957

	47,071	41,885
Less: accumulated depreciation and amortization	(25,020)	(23,187)

	22,051	18,698
Construction in progress	7,754	8,142

	$29,805	$26,840

Depreciation expense related to property and equipment was $2.3 million and $1.9 million during the three months ended March 31, 2012 and 2011 respectively.

Total property and equipment assets under capital lease at March 31, 2012 and December 31, 2011, was $3.3 million. Accumulated depreciation related to assets under capital lease as of these dates were $1.9 million and $1.7 million, respectively.

The Company capitalized internal-use software development costs of $2.2 million and $1.3 million during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the carrying value of capitalized costs related to internal-use software was $11.3 million and $9.0 million, respectively. Amortization of capitalized costs related to internal-use software for the three months ended March 31, 2012 and 2011 was $0.6 million and $0.8 million, respectively.

Note 5 — Other Accrued Liabilities

Other accrued liabilities balances were comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued professional fees	$1,390	$944
Amounts refundable to end customers	533	582
Deferred revenue	528	593
Deferred rent obligations	707	734
Employee related	329	379
Other (includes ESPP contributions of $437 and $1,106 at March 31, 2012 and December 31, 2011, respectively)	4,759	4,407

	$8,246	$7,639

Note 6 — Credit Facility and Capital Leases

Revolving Credit Facility

At March 31, 2012, the Company had a revolving credit facility which expires in February 2013 and provides borrowings of up to $20 million including amounts under letters of credit. Amounts outstanding on the facility at March 31, 2012 consisted of a letter of credit of $1.1 million as required under an operating lease agreement for office space. The Facility has a non-use fee of 0.50% per annum based on the average monthly available borrowing base. Borrowings on the facility, including amounts outstanding under letter of credit, bear interest at either: (i) the LIBOR Rate plus an additional margin; or (ii) the Base Rate (i.e., prime rate) plus an additional margin. At March 31, 2012 the interest rate for borrowings under the facility was 5.0%.

The revolving credit facility provides the Company the option to terminate the facility at no cost; prior to February 25, 2012, the Company was subject to an early termination fee of $0.2 million.

The credit facility is collateralized by substantially all of the Company’s assets and has certain financial covenants which include a maximum consolidated leverage ratio and a minimum liquidity ratio. At March 31, 2012, the Company was in compliance with its borrowing covenants.

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 3.62% and 2.86 % at March 31, 2012 and 2011, respectively.

Future minimum annual payments under capital lease obligations as of March 31, 2012 were as follows (in thousands):

March 31, 2012
Years Ending December 31,
2012 (remaining nine months)	$646
2013	326
2014	267
2015	74
2016	76
Thereafter	211

$1,600

Note 7 — Commitments and Contingencies

Operating Leases

The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through June 2019. Rent expense for the three months ended March 31, 2012 and 2011 was $2.3 million and $1.5 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of March 31, 2012 were as follows (in thousands):

March 31, 2012
Years Ending December 31,
2012 (remaining nine months).	$5,911
2013	7,278
2014	6,320
2015	4,754
2016	3,330
Thereafter	7,190

$34,783

Other Matters

The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to any currently pending or threatened litigation or claims would not materially affect its consolidated financial position, results of operations or cash flows.

Note 8 — Stockholders’ Equity

Stock Option Plans

The Company maintained the following stock plans: the 2011 Equity Incentive Plan (the “2011 Plan”), and the 2011 Employee Stock Purchase Plan. The Company’s board of directors and, as delegated to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options or restricted stock may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant

Under the 2011 Plan, options granted are generally subject to a four-year vesting period whereby options become 25% vested after a one-year period and the remainder then vests monthly through the end of the vesting period. Vested options may be exercised up to ten years from the vesting commencement date, as defined in the 2011 Plan. Vested but unexercised options expire three months after termination of employment with the Company. The restricted stock units typically vest over four years with a yearly cliff contingent upon employment with the Company on the dates of vest.

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

On February 8, 2012, the Company issued 200,000 performance-based equity awards to an executive which vest upon the achievement of certain financial performance goals, including revenue and an internal metric that is used for measuring customer contract commitments based on a net recurring revenue amount in which the Company measures customer revenue gains offset by losses during the measurement period. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of the timing of the expense recognition is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of the change. If the financial performance goals are not met, the award does not vest, no compensation cost is recognized and any previously stock-recognized stock-based compensation expense is reversed. No expense was recorded for the performance –based equity award during the three months ended March 31, 2012.

At the end of each fiscal year, the share reserve under the 2011 Plan will increase automatically by an amount equal to 4% outstanding shares as of the end of that most recently completed fiscal year or 3,840,000 shares, whichever is less. On January 1, 2012, 2.9 million additional shares were reserved under the 2011 Equity Incentive Plan pursuant to the automatic increase.

Determining Fair Value of Stock Options

The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the options, which is generally four years. Restricted stock, upon vesting entitles the holder to one share of common stock for each restricted stock and has an exercise price of $0.0001 per share, which is equal to the par value of the Company’s common stock, and vests over four years. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

The weighted average Black-Scholes model assumptions for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Expected term (in years)	5.1	5.4
Expected volatility	45%	54%
Risk-free interest rate	0.82%	2.33%
Expected dividend yield	—	—

Option and restricted stock activity under the 2011 Plan for the three months ended March 31, 2012 were as follows (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2012	6,409	15,335	$5.70	802
Additional shares reserved under the 2011 equity incentive plan	2,903	—	—	—
Granted	(2,367)	1,314	17.36	1,053
Options exercised/ Restricted stock released	—	(1,147)	3.89	(20)
Forfeited	394	(337)	6.87	(57)

Outstanding — March 31, 2012	7,339	15,165	6.82	1,778

The weighted average grant-date fair value of employee stock options granted was $7.04 and $5.56 during the three months ended March 31, 2012 and 2011, respectively.

The Company accounts for all stock-based compensation to employees and directors as stock-based compensation expense in the condensed consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period and as an increase in additional paid-in capital.

The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	March 31,
	2012	2011
Cost of revenue	$572	$369
Sales and marketing	1,674	921
Research and development	363	268
General and administrative	1,638	888

Total stock-based compensation	$4,247	$2,446

Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “ESPP”) is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of the Company’s common stock on the first and last trading days of each six-month offering period.

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31, 2012	Period from March 24, 2011 to March 31, 2011
Expected term (in years)	0.50	0.39
Expected volatility	45%	36%
Risk-free interest rate	0.13%	0.18%
Expected dividend yield	—	—

The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. As of March 31, 2012, 190,292 shares had been issued under the ESPP and 1,435,382 shares were available for future issuance.

Note 9 — Income Taxes

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is not currently undergoing any examination of its income tax returns. The 2007 through 2011 tax years generally remain subject to examination by federal, state and foreign tax authorities. The Company’s gross amount of unrecognized tax benefits increased from zero as of December 31, 2011 to $0.4 million as of March 31, 2012, all of which, if recognized, would affect the company’s effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

Management assessed the realizability of deferred tax assets and determined that based on the available evidence, including a history of taxable income and estimates of future taxable income, it is more likely than not that the deferred tax assets will be realized. Management believes that, with the exception of losses incurred in its Singapore subsidiary, it is more likely than not that the deferred tax assets will be realized. The Company will continue to evaluate its ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates the Company will adjust these estimates in future periods and, the Company may need to adjust the effective tax rate for the current year.

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

NALA — Includes operations from offices in San Francisco, California; Denver, Colorado and Nashville, Tennessee related primarily to end customer in North America.

EMEA — Includes operations from offices in Liverpool, United Kingdom and Dublin, Ireland related primarily to end customers in Europe.

APJ — Includes operations from offices in Kuala Lumpur, Malaysia and Singapore related primarily to end customers in Asia Pacific and Japan.

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

Summarized financial information by geographic location based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenue
NALA	$36,112	$27,746
EMEA	15,748	14,993
APJ	5,714	3,383

Total net revenue	$57,574	$46,122

Direct profit contribution
NALA	$19,255	$14,803
EMEA	8,884	7,442
APJ	426	20

Total direct profit contribution	28,565	22,265
Adjustments:
Stock-based compensation	(572)	(369)
Overhead allocations	(5,344)	(4,066)
Other, net	2,349	2,156

Gross profit	$24,998	$19,986

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2011.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on our customers’ behalf; errors in estimates as to the service revenue we can generate for our customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers; the potential effect of mergers and acquisitions on our customer base; business strategies; technology development; protection of our intellectual property; investment and financing plans; liquidity; competitive position; the effects of competition; industry environment; and potential growth opportunities. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Contract Terms. Substantially all of our revenue comes from our pay-for-performance model. Under our pay-for-performance model, we earn commissions based on the value of service contracts we sell on behalf of our customers. In some cases, we earn additional performance-based commissions for exceeding pre-determined service renewal targets.

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

We have generated a significant portion of our revenue from a limited number of customers. For the three months ended March 31, 2012 and 2011, our top ten customers in each period accounted for 51% and 52% of our net revenue, respectively.

Our business is geographically diversified. During the first quarter of 2012, 63% of our net revenue was earned in North America and Latin America (“NALA”), 27% in Europe, Middle East and Africa (“EMEA”) and 10% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net revenue	$57,574	$46,122
Cost of revenue	32,576	26,136

Gross profit	24,998	19,986

Operating expenses:
Sales and marketing	13,477	11,105
Research and development	4,581	2,713
General and administrative	10,075	7,853

Total operating expenses	28,133	21,671

Loss from operations	(3,135)	(1,685)
Other expense, net	(91)	(858)

Loss before income taxes	(3,226)	(2,543)
Income tax benefit	(1,950)	(19,959)

Net income (loss)	$(1,276)	$17,416

Includes stock-based compensation of:
Cost of revenue	$572	$369
Sales and marketing	1,674	921
Research and development	363	268
General and administrative	1,638	888

Total stock-based compensation	$4,247	$2,446

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended March 31,
	2012	2011
	(as % of net revenue)
Net revenue	100%	100%
Cost of revenue	57%	57%

Gross profit	43%	43%

Operating expenses:
Sales and marketing	23%	24%
Research and development	8%	6%
General and administrative	17%	17%

Total operating expenses	48%	47%

Loss from operations	(5)%	(4)%

Net Revenue

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue by geography:
NALA	$36,112	63%	$27,746	60%	$8,366	30%
EMEA	15,748	27%	14,993	33%	755	5%
APJ	5,714	10%	3,383	7%	2,331	69%

Total net revenue	$57,574	100%	$46,122	100%	$11,452	25%

Net revenue increased $11.4 million, or 25%, for the first quarter of 2012, compared to the first quarter of 2011. The increase in net revenue reflects an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2011.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,			%
	2012	2011	Change	Change
	(in thousands)
Cost of revenue	$32,576	$26,136	$6,440	25%
Includes stock-based compensation of:	572	369	203
Gross profit	24,998	19,986	5,012	25%
Gross profit percentage	43%	43%		0%

The 25% increase in our cost of revenue in the first quarter of 2012 reflected an increase in the number of service sales personnel, primarily in APJ and NALA, resulting in a $3.9 million increase in compensation and a $1.3 million increase in allocated costs for facilities, information technology and depreciation. Gross profit percentage in the first quarter of 2012 remained unchanged compared to the first quarter of 2011, which benefited from one-time settlement revenue of $1.8 million from Oracle/Sun Microsystems in the quarter which had no direct costs associated with it.

Operating Expenses

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$13,477	23%	$11,105	24%	$2,372	21%
Research and development	4,581	8%	2,713	6%	1,868	69%
General and administrative	10,075	17%	7,853	17%	2,222	27%

Total operating expenses	$28,133	48%	$21,671	47%	$6,462	29%

Includes stock-based compensation of:
Sales and marketing	$1,674		$921		$753
Research and development	363		268		95
General and administrative	1,638		888		750

Total	$3,675		$2,077		$1,598

Sales and marketing expenses

The 21% increase in sales and marketing expenses in the first quarter of 2012 resulted primarily from a $1.4 million increase in marketing expenses as a result of additional investments in brand development to heighten awareness and maximize the strength of our brand. Expense growth also resulted from a $0.6 million increase in allocations for facilities and IT due to an increase in the number of sales and marketing personnel, primarily in NALA, resulting in higher compensation expense, including stock based compensation. These increases were partially offset by lower commission expense due to the timing of signing new customer contracts.

Research and development expenses

The increase in research and development expense in the first quarter of 2012 reflected an increase in the number of research and development personnel primarily in NALA, resulting in a $0.4 million increase in compensation, a $1.1 million increase in outside consulting services related to contract research and development services and a $0.4 million increase in allocated costs. The increase in our spending on research in development reflects our continued investment in the development of additional cloud-based applications designed to enable greater operational efficiencies and enhanced functionality for our customers. These increases were partially offset by capitalization of $1.9 million of internal labor and third-party costs for development of our internal-use software in the first quarter of 2012 as compared to $1.1 million of capitalized costs in the first quarter of 2011.

General and administrative expenses

The 27% increase in general and administrative expense in the first quarter of 2012 as compared to the first quarter of 2011 reflected a $3.0 million increase in compensation, including stock-based compensation, due to an increase in headcount in the general and administrative function across all geographic segments, partially offset by $0.7 million decrease in professional fees primarily related to expenses incurred in connection with our initial public offering in the first quarter of 2011.

Other Expense, Net

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Other expense, net	$91	0%	$858	2%	$(767)	(89)%

The decrease in other expense in the first quarter of 2012 primarily resulted from a $0.3 million decrease in interest expense due to the repayment of outstanding balances on our term loan and borrowings under our revolving credit in March 2011. Also contributing to the decrease in the first quarter of 2012 was the $0.3 million in gains on foreign exchange transactions in EMEA and APJ due to the strengthening of the US dollar.

Income Tax Benefit

	March 31,			%
	2012	2011	Change	Change
	(in thousands)
Income tax benefit	$(1,950)	$(19,959)	$18,009	(90)%

In the first quarter of 2012, we recorded a one-time tax benefit of $1.3 million, resulting from identification of US Federal and California research credits recoverable for prior years. There were also one-time charges of $0.1 million arising from revisions of estimated tax expense in prior periods. Excluding the impact of these items, our effective tax rate for the three months ended March 31, 2012 was 24.7%. The computation of the effective tax rate does not include losses incurred by our Singapore subsidiary, which are offset by a full valuation allowance. The effective rate for this quarter differs from the effective rate of 82% recorded in March 31, 2011 due to a number of factors, including inclusion of results of the parent entity, which results were excluded for the first two months of 2011 due to its status as a nontaxable LLC; increased state tax benefit due to state tax credits; and a reduction in foreign tax benefit due to non-deductibility of stock option compensation in certain foreign jurisdictions, as well as losses incurred in low-tax rate jurisdictions.

Liquidity and Capital Resources

At March 31, 2012, we had cash, cash equivalents and short-term investments of $100.9 million, which primarily consisted of municipal securities, corporate bonds and commercial paper held by financial institutions. In addition we had a $20.0 million revolving credit facility. Our primary source of cash is receipts from revenue. The primary uses of cash are payroll-related expenses and general operating expenses including facilities, information technology, travel and marketing. Other sources of cash are proceeds from exercises of employee stock options and proceeds from our employee stock purchase plan. Historically, we have financed our operations principally from cash provided by our operating activities and to a lesser extent from borrowings under various credit facilities. We believe our existing cash, cash equivalents and short-term investments and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Credit Facility

At March 31, 2012, we had a revolving credit facility which expires in February 2013 and provides borrowings of up to $20 million including amounts under letters of credit. Amounts outstanding on the facility at March 31, 2012 consisted of a letter of credit of $1.1 million as required under an operating lease agreement for office space. At March 31, 2012 the interest rate for borrowings under the facility was 5.0%.

The revolving credit facility provides us the option to terminate the facility at no cost; prior to February 25, 2012, we were subject to an early termination fee of $0.2 million.

The credit facility is collateralized by substantially all of our assets and has certain financial covenants which include a maximum consolidated leverage ratio and a minimum liquidity requirement. At March 31, 2012 we were in compliance with our borrowing covenants.

Summary Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(6,324)	$(21,493)
Net cash used in investing activities	(8,701)	(2,757)
Net cash provided by financing activities	5,379	75,050
Net increase in cash and cash equivalents, net of impact of foreign exchange changes on cash	$(9,878)	$51,231

Operating Activities

Net cash used in operating activities was $6.3 million during the three months ended March 31, 2012. Our net loss during the period was $1.3 million adjusted by non-cash charges of $2.3 million for depreciation and amortization and $4.2 million for stock-based compensation. Cash used for operations during the three months ended March 31, 2012 resulted from changes in our working capital including a $6.0 million decrease in accrued compensation and benefits, a $5.1 million increase in accounts receivable, a $2.4 million increase in prepaid expenses and other and a $1.3 million decrease in accounts payable. Source of cash were related to a $3.8 million increase in other accrued liabilities.

Net cash used in operating activities was $21.5 million during the three months ended March 31, 2011. Our net income during the period was $17.4 million, which reflected a one-time non-cash tax benefit of $21.4 million as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. The net income was adjusted by non-cash charges of $1.9 million for depreciation and amortization and $2.4 million for stock-based compensation. Cash used for operations in the first quarter of 2011 principally resulted from $18.1 million in payments to Oracle and the related settlement of accrued payables owed to Oracle/Sun Microsystems and amounts owed to us by Oracle/Sun Microsystems. Additional sources of cash resulted from changes in our working capital, including a $1.1 million decrease in prepaid expenses, a $0.5 million increase in other accrued liabilities, a $0.9 million increase in accrued compensation and benefits, partially offset by a $6.3 million decrease in accounts receivable.

Investing Activities

During the three months ended March 31, 2012 cash used in investing activities was principally for the purchases of property and equipment of $6.6 million, including costs capitalized for development of internal-use software and to a lesser extent for the purchases of short-term investments, net of sales and maturities, of $2.1 million. The $2.8 million of cash used by investing activities during the three months ended March 31, 2011 related to the purchase of property and equipment, including costs capitalized for development of internal-use software.

Financing Activities

Cash provided by financing activities was $5.7 million during the three months ended March 31, 2012 principally resulted from proceeds of $5.8 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.

Cash provided by financing activities was $75.1 million during the three months ended March 31, 2011 comprised primarily of proceeds from our initial public offering, net of issuance costs, of $90.3 million, partially offset by $15.6 million in net payments to payoff our term loan and payment of capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and computer equipment. At March 31, 2012, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$1,600	$726	$605	$155	$114
Operating lease obligations	34,783	7,946	17,145	6,714	2,978

	$36,383	$8,672	$17,750	$6,869	$3,092

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, capitalized internal-use software and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2012 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 6, 2012.

Recent Accounting Pronouncements

The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item  2.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency, interest rate and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To date, we have not used derivative instruments to mitigate the impact of our market-risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

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

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in the first quarter of 2012 would not have had a material impact on our interest income or the fair value of our marketable securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

A substantial portion of our revenue has to date come from a relatively small number of customers. During the three months ended March 31, 2012, our top ten customers accounted for 51% of our revenue with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

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

For the three months ended March 31, 2012, approximately 37% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 26% of our outstanding common stock as of March 31, 2012. As a result, these stockholders will have substantially influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

See the Exhibit Index, which follows the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date: May 4, 2012	By:	/s/ DAVID S. OPPENHEIMER
David S. Oppenheimer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

10.1+	2011 Equity Incentive Plan current forms of award agreements.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to Condensed Consolidated Financial Statements. **

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.
+	Indicates a management contract or compensation plan.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.