Form 10-Q
period 2012-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2012-08-03
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of July 23, 2012
Common Stock	74,906,424

SERVICESOURCE INTERNATIONAL, INC.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$65,586	$65,983
Short-term investments	48,611	42,882
Accounts receivable, net	51,391	54,095
Current portion of deferred income taxes	203	3,526
Prepaid expenses and other	8,404	7,945

Total current assets	174,195	174,431
Property and equipment, net	33,661	26,840
Deferred income taxes, net of current portion	1,341	30,238
Other assets, net	1,167	1,118
Goodwill	6,334	6,334

Total assets	$216,698	$238,961

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,525	$8,617
Accrued taxes	3,368	4,008
Accrued compensation and benefits	14,751	18,665
Other accrued liabilities	8,180	7,639
Obligations under capital leases	725	706

Total current liabilities	34,549	39,635
Obligations under capital leases, net of current portion	787	958
Other long-term liabilities	5,307	1,352

Total liabilities	40,643	41,945

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 74,966 shares issued and 74,845 shares outstanding as of June 30, 2012; 72,688 shares issued and 72,567 shares outstanding as of December 31, 2011	7	7
Treasury stock	(441)	(441)
Additional paid-in capital	194,925	177,796
Retained earnings (accumulated deficit)	(18,627)	19,416
Accumulated other comprehensive income	191	238

Total stockholders’ equity	176,055	197,016

Total liabilities and stockholders’ equity	$216,698	$238,961

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$59,694	$48,512	$117,268	$94,634
Cost of revenue	33,882	28,229	66,458	54,365

Gross profit	25,812	20,283	50,810	40,269

Operating expenses:
Sales and marketing	14,169	11,415	27,646	22,520
Research and development	4,298	3,390	8,879	6,103
General and administrative	10,564	7,870	20,639	15,723

Total operating expenses	29,031	22,675	57,164	44,346

Loss from operations	(3,219)	(2,392)	(6,354)	(4,077)
Interest expense	(70)	(51)	(117)	(384)
Other expense, net	(263)	(384)	(307)	(909)

Loss before income taxes	(3,552)	(2,827)	(6,778)	(5,370)
Income tax (benefit) provision	33,217	(1,694)	31,267	(21,653)

Net income (loss)	$(36,769)	$(1,133)	$(38,045)	$16,283

Net income (loss) per common share:
Basic	$(0.50)	$(0.02)	$(0.52)	$0.26

Diluted	$(0.50)	$(0.02)	$(0.52)	$0.24

Weighted-average shares used in computing net income (loss) per common share:
Basic	74,172	67,607	73,654	62,714

Diluted	74,172	67,607	73,654	69,205

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(36,769)	$(1,133)	$(38,045)	$16,283
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(56)	275	(73)	628
Unrealized gain (loss) on investments	(14)	(7)	26	(7)

Other comprehensive income (loss), net of tax	(70)	268	(47)	621

Total comprehensive income (loss), net of tax	$(36,389)	$(865)	$(38,092)	$16,904

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(38,045)	$16,283
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,577	4,488
Loss on disposal of fixed assets	(1)	46
Amortization of deferred financing costs	123	298
Amortization of premium on short-term investments	445	14
Deferred income taxes	32,220	(22,715)
Stock-based compensation	9,607	5,136
Income tax deficiency from stock-based compensation	362	—
Changes in operating assets and liabilities:
Accounts receivable	2,586	4,122
Prepaid expenses and other	(811)	(1,940)
Accounts payable	(877)	1,107
Accrued taxes	(618)	1,321
Accrued compensation and benefits	(3,904)	3,404
Accrued payables to customers	—	(30,644)
Other accrued liabilities	4,145	1,128

Net cash provided by (used in) operating activities	9,809	(17,952)

Cash flows from investing activities
Acquisition of property and equipment	(11,244)	(6,288)
Purchases of short-term investments, net	(24,186)	(42,273)
Sales of marketable securities	6,210	—
Maturities of marketable securities	11,820	—

Net cash used in investing activities	(17,400)	(48,561)

Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	—	88,015
Proceeds from revolving credit facility	—	23,424
Repayment of revolving credit facility	—	(23,424)
Repayment on long-term debt	(155)	(15,582)
Payment of deferred debt issuance costs	—	(200)
Proceeds from common stock issuances	7,818	2,247
Income tax deficiency from stock-based compensation	(362)	—

Net cash provided by financing activities	7,301	74,480

Net increase (decrease) in cash and cash equivalents	(290)	7,967
Effect of exchange rate changes on cash and cash equivalents	(107)	752
Cash and cash equivalents at beginning of period	65,983	22,652

Cash and cash equivalents at end of period	$65,586	$31,371

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, the Company adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. The Company adopted this guidance during the first quarter of 2012 and elected to disclose OCI as a separate statement.

Note 2 — Related Party Transactions

In the first quarter of 2012, the Company purchased a software license and related services from Jive Software, Inc. Anthony Zingale, who is Chief Executive Officer and Chairman of the Board of Jive Software, is a member of the Company’s board of directors and serves on the Company’s nominating and governance committee. The aggregate value of the purchase slightly exceeds, per annum, the $120,000 related party disclosure threshold over the 15-month term of the license and was made in the ordinary course of business. Also in the second quarter of 2012, Jive Software signed an agreement with the Company to use the Company’s service. The fees for this agreement are variable based upon sales commissions, but the estimated annual fees from this agreement are not expected to exceed one million dollars. Both transactions were pre-approved by the Company’s audit committee and have been negotiated at arm’s length, on normal commercial terms and reflect normal market prices. Mr. Zingale is not a member of the Company’s audit committee and did not participate in the audit committee’s approval process.

Note 3 — Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and six months ended June 30, 2012 and 2011 were insignificant.

Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$64,193	$—	$—	$64,193

Cash equivalents:
Money market mutual funds	693	—	—	693
Commercial paper	700	—	—	700

Total cash equivalents	1,393	—	—	1,393

Total cash and cash equivalents	65,586	—	—	65,586

Short-term investments:
Certificate of deposit	750	—	(1)	749
Asset-backed securities	1,000	3	—	1,003
Municipal securities	28,390	32	(9)	28,413
Commercial paper	7,609	3	—	7,612
Corporate bonds	10,827	12	(5)	10,834

Total short-term investments	48,576	50	(15)	48,611

Cash, cash equivalents and short-term investments	$114,162	$50	$(15)	$114,197

December 31, 2011

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,033	$—	$—	$59,033

Cash equivalents:
Money market mutual funds	4,201	—	—	4,201
Commercial paper	2,749	—	—	2,749

Total cash equivalents	6,950	—	—	6,950

Total cash and cash equivalents	65,983	—	—	65,983

Short-term investments:
Certificate of deposit	750	—	(4)	746
Municipal securities	33,568	30	(6)	33,592
Commercial paper	3,645	1	(1)	3,645
Corporate bonds	4,910	3	(14)	4,899

Total short-term investments	42,873	34	(25)	42,882

Cash, cash equivalents and short-term investments	$108,856	$34	$(25)	$108,865

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2012:

	Amortized Cost	Estimated Fair Value
Less than 1 year	$37,395	$37,428
Due in 1 to 3 years	11,181	11,183

Total	$48,576	$48,611

As of June 30, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

Note 4 — Fair Value of Financial Instruments

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

The following table presents information about the Company’s financial instruments that are measured at fair value as of June 30, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$693	$693	$—	$—
Commercial paper	700	—	700	—

Total cash equivalents	1,393	693	700	—

Short-term investments:
Certificate of deposit	749	—	749	—
Asset backed securities	1,003	—	1,003	—
Municipal securities	28,413	—	28,413	—
Commercial paper	7,612	—	7,612	—
Corporate bonds	10,834	—	10,834	—

Total short-term investments	48,611	—	48,611	—

Cash equivalents and short-term investments	$50,004	$693	$49,311	$—

The following table presents information about the Company’s financial instruments that are measured at fair value as of December 31, 2011 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$4,201	$4,201	$—	$—
Commercial paper	2,749	—	2,749	—

Total cash equivalents	6,950	4,201	2,749	—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
Certificate of deposit	746	—	746	—
Municipal securities	33,592	—	33,592	—
Commercial paper	3,645	—	3,645	—
Corporate bonds	4,899	—	4,899	—

Total short-term investments	42,882	—	42,882	—

Cash equivalents and short-term investments	$49,832	$4,201	$45,631	$—

The Company did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2012 or December 31, 2011.

Note 5 — Property and Equipment, Net

Property and equipment balances were comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Computers and equipment	$13,627	$11,562
Software	19,875	19,487
Furniture and fixtures	7,799	5,879
Leasehold improvements	8,734	4,957

	50,035	41,885
Less: accumulated depreciation and amortization	(27,092)	(23,187)

	22,943	18,698
Construction in progress	10,718	8,142

	$33,661	$26,840

Depreciation and amortization expense during the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, was $2.3 million, $4.6 million, $2.6 million and $4.5 million, respectively.

Total property and equipment assets under capital lease at June 30, 2012 and December 31, 2011, was $3.2 and 3.3 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $2.0 million and $1.7 million, respectively.

The Company capitalized internal-use software development costs of $2.8 million and $0.6 million during the three months ended June 30, 2012 and 2011, respectively and $5.0 million and $2.0 million during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December, 31 2011, the carrying value of capitalized costs related to internal-use software was $14.1 million and $9.0 million, respectively. Amortization of capitalized costs related to internal-use software for the three months ended June 30, 2012 and 2011 was $0.6 million and $1.2 million, respectively, and for the six months ended June 30, 2012 and 2011 was $1.3 million and $1.9 million, respectively.

Note 6 — Other Accrued Liabilities

Other accrued liabilities balances were comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued professional fees	$1,181	$944
Amounts refundable to end customers	233	582
Deferred revenue	372	593

	June 30, 2012	December 31, 2011
Deferred rent obligations	583	734
Employee related	121	379
Other (includes ESPP contributions of $1,053 and $1,106 at June 30, 2012 and December 31, 2011, respectively)	5,690	4,407

	$8,180	$7,639

Note 7 — Credit Facility and Capital Leases

Revolving Credit Facility

On July 5, 2012, the Company, entered into a new three-year credit agreement which provides for a secured revolving line of credit in the amount of $25.0 million on and before July 5, 2013 and $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. Proceeds available under the agreement may be used for working capital and other general corporate purposes. The Company may prepay borrowing under the agreement in whole or in part at any time without premium or penalty. The Company may terminate the commitments under the credit agreement in whole at any time, and may reduce the commitments by up to $10.0 million between July 1, 2013 and June 30, 2014.

The loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.50%, or at a LIBOR rate plus 2.00%. Principal, together with all accrued and unpaid interest, is due and payable on the maturity date. The Company is also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.45%.

The credit agreement contains customary affirmative and negative covenants, as well as financial covenants. Affirmative covenants include, among others, delivery of financial statements, compliance certificates and notices of specified events, maintenance of properties and insurance, preservation of existence, and compliance with applicable laws and regulations. Negative covenants include, among others, limitations on the ability of the Company and its subsidiaries to grant liens, incur indebtedness, engage in mergers, consolidations and sales of assets and engage in affiliate transactions. The agreement requires the Company to maintain a maximum leverage ratio and a minimum liquidity amount, each as defined in the agreement.

The credit agreement also contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events and change in control of the Company, subject to grace periods in certain instances. Upon an event of default, the lender may declare the outstanding obligations of the Company under the agreement to be immediately due and payable and exercise other rights and remedies provided for under the credit agreement.

The Company’s obligations under the credit agreement are guaranteed by its subsidiary, ServiceSource Delaware, Inc. and are secured by substantially all of the assets of the Company and the Guarantor.

Effective June 29, 2012, the Company terminated a $20 million credit facility. At the time of the termination, no borrowings and a letter of credit in the face amount of $850,000 were outstanding under this facility.

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 3.75% and 5.6 % at June 30, 2012 and 2011, respectively.

Future minimum annual payments under capital lease obligations as of June 30, 2012 were as follows (in thousands):

Years Ending December 31,
2012 (remaining six months)	$569
2013	323
2014	264
2015	71
2016	73
Thereafter	212

$1,512

Note 8 — Commitments and Contingencies

Operating Leases

The Company leases its office space and certain equipment under non-cancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense for the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, was $2.0 million, $4.4 million, $1.6 million, and $3.2 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2012 were as follows (in thousands):

Years Ending December 31,
2012 (remaining six months)	$4,324
2013	7,711
2014	6,655
2015	5,041
2016	3,647
Thereafter	16,174

$43,552

Other Matters

The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to any currently pending or threatened litigation or claims would not materially affect its consolidated financial position, results of operations or cash flows.

Note 9 — Stockholders’ Equity

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

On February 8, 2012, the Company issued 200,000 performance-based equity awards to an executive which vest upon the achievement of certain financial performance goals, including revenue and an internal metric that is used for measuring customer contract commitments based on a net recurring revenue amount in which the Company measures customer revenue gains offset by losses during the measurement period. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of the timing of the expense recognition is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of the change. If the financial performance goals are not met, the award does not vest, no compensation cost is recognized and any previously stock-recognized stock-based compensation expense is reversed. No expense was recorded for the performance –based equity award during the three or six months ended June 30, 2012.

At the end of each fiscal year, the share reserve under the 2011 Plan will increase automatically by an amount equal to 4% of the outstanding shares as of the end of that most recently completed fiscal year or 3,840,000 shares, whichever is less. On January 1, 2012, 2.9 million additional shares were reserved under the 2011 Plan pursuant to the automatic increase.

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

The weighted average Black-Scholes model assumptions for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (in years)	5.1	5.4	5.1	5.4
Expected volatility	45.5%	54.0%	45.5%	54.0%
Risk-free interest rate	0.83%	1.95%	0.82%	2.13%
Expected dividend yield	—	—	—	—

Option and restricted stock activity under the Company’s Plans for the six months ended June 30, 2012 were as follows: (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2011	6,409	15,335	$5.70	802
Additional shares reserved under the 2012 equity incentive plan	2,903	—	—	—
Granted	(3,386)	1,575	17.21	1,811
Options exercised/ Restricted stock released	—	(1,643)	3.97	(34)
Forfeited	671	(585)	7.55	(86)

Outstanding — June 30, 2012	6,597	14,682	$7.05	2,493

The weighted average grant-date fair value of employee stock options granted during the three months ended June 30, 2012 and 2011 was $6.68 and $7.03 per share, respectively and for the six months ended June 30, 2012 and 2011 was $6.98 and $6.32 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$715	$447	$1,287	$816
Sales and marketing	1,982	949	3,656	1,870
Research and development	530	269	893	537
General and administrative	2,133	1,023	3,771	1,913

Total stock-based compensation	$5,360	$2,688	$9,607	$5,136

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

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (in years)	0.50	0.39	0.50	0.39
Expected volatility	45%	36%	45%	36%
Risk-free interest rate	0.13%	0.18%	0.13%	0.18%
Expected dividend yield	—	—	—	—

The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. As of June 30, 2012, 190,292 shares had been issued under the ESPP and 1,435,382 shares were available for future issuance.

Note 10 — Income Taxes

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is not currently undergoing any examination of its income tax returns. Tax returns for the years 2007 through 2011 generally remain subject to examination by federal, state and foreign tax authorities. The Company’s gross amount of unrecognized tax benefits increased from zero as of December 31, 2011 to $0.4 million as of June 30, 2012, all of which, if recognized, would affect the company’s effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. As a result of the Company’s assessment of the available evidence, the Company has provided a valuation allowance of $31.8 million on the deferred tax assets as of December 31, 2011. The tax benefits relating to any subsequent reversal of all or part of the valuation allowance will be accounted for as a reduction of income tax expense. No valuation allowance has been provided for deferred tax assets arising from jurisdictions where the Company reports taxable profits.

Note 11 — Reportable Segments

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

NALA — Includes operations from offices in San Francisco, California; Denver, Colorado and Nashville, Tennessee related primarily to end customers in North America.

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

Summarized financial information by geographic location based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue
NALA	$36,961	$28,686	$73,073	$56,431
EMEA	15,518	14,254	31,266	29,247
APJ	7,215	5,572	12,929	8,956

Total net revenue	$59,694	$48,512	$117,268	$94,634

Direct profit contribution
NALA	$19,918	$15,699	$39,173	$30,502
EMEA	8,187	6,053	17,070	13,495
APJ	1,324	1,116	1,754	1,136

Total direct profit contribution	29,429	22,868	57,997	45,133
Adjustments:
Stock-based compensation	(715)	(447)	(1,287)	(816)
Overhead allocations	(5,590)	(4,507)	(10,935)	(8,573)
Other, net	2,688	2,369	5,035	4,525

Gross Profit	$25,812	$20,283	$50,810	$40,269

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on our customers’ behalf; errors in estimates as to the service revenue we can generate for our customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers;, including as a result of sales of our next-generation technology platform, Avalon, on a stand-alone subscription basis; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development, including relating to the launch of our next-generation technology platform; protection of our intellectual property; investment and financing plans; liquidity; competitive position; the effects of competition; industry environment; and potential growth opportunities. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We are currently in the midst of a significant investment cycle in which we have taken steps designed to drive our future growth and profitability. We plan to further build out our infrastructure, develop our technology and release and support Avalon, our next-generation technology platform, offer additional cloud based applications, including on a stand-alone, subscription basis, and hire additional sales, service sales and other personnel. These steps impacted our expenses in recent periods, especially capital expenditures, and are expected to continue to impact our profitability in future periods. We have devoted significant resources to developing Avalon, which was recently launched with our first beta customer, we expect our investment in Avalon to continue as we prepare for its fall 2012 general availability and will devote significant resources to expand our sales organization, build out the related partner ecosystem, and further develop the service organization to support the platform. The capital expenditures and expenses related to Avalon are in addition to the expenses of operating our existing technology platform. While these expenses will be incurred and recognized in the near-term, we expect to generate revenues from subscriptions to Avalon commencing in 2013.

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

Economic Conditions and Seasonality. An improving economic outlook generally has a positive, but mixed, impact on our business. As with most businesses, improved economic conditions can lead to increased end customer demand and sales. In particular, within the technology sector, we believe that the recent economic downturn led many companies to cut their expenses by choosing to let their existing maintenance, support and subscription agreements lapse. An improving economy may have the converse effect.

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

        We believe the current uncertainty in the economy has led to some slower decision making by a few end customers, particularly federal government agencies, as well as other end customers considering renewals of large, multi-year contracts. This has adversely affected the conversion rates for this group of end customers and contracts. To the extent these conditions continue they will impact our future revenues.

We have added new customers in the fourth quarter of 2011 and the first half of 2012 and have not yet fully ramped-up some of these customers. As a result, our revenues have not reflected, and are not expected in the third quarter to reflect, the full potential contribution from these customers. In addition to the uncertainty in the macroeconomic environment, we experience a seasonal variance in our revenue typically for the third quarter of the year as a result of lower or flat renewal volume corresponding to the timing of our customers’ product sales. The impact of this seasonal fluctuation can be amplified if the economy as a whole is experiencing disruption or uncertainty, leading to deferral of some renewal decisions.

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

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been insignificant. However, we plan to promote and sell subscriptions after the general availability launch of Avalon, scheduled for later this year. Subscription fees are accounted for separately from commissions and they are billed on either a monthly or quarterly basis in advance and revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 49% and 48% of our net revenue for the three months ended June 30, 2012 and 2011, respectively, and 49% and 50% for the six months ended June 30, 2012 and 2011, respectively. Our business is geographically diversified. During the second quarter of 2012, 62% of our net revenue was earned in North America and Latin America (“NALA”), 26% in Europe, Middle East and Africa (“EMEA”) and 12% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography.

Cost of Revenue and Gross Profit

Our cost of revenue expenses include compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with a third-party data center where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. Our overhead costs are allocated to all departments based on headcount. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under “—Factors Affecting Our Performance—Implementation Cycle.” And as a result of our near term plans to run dual technology platforms for several quarters as we commence the launch of Avalon while maintaining our existing technology platform.

Operating Expenses

Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of compensation and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between twelve and fourteen months following the execution of the applicable contract. We currently expect sales and marketing expense to increase on an absolute basis and as a percentage of revenue in the near term based on commissions earned on customer contracts entered into in prior periods, as well as continued investments in sales and marketing personnel and programs as we expand our business domestically and internationally and pursue new sales initiatives.

Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products, including Avalon, our next-generation technology platform, and adding new features to our existing technology platform. In addition, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending, and the related expenses and capitalized costs, to increase on an absolute basis as a percentage of revenue in the near term as we continue to invest in our next-generation technology platform and cloud applications.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue	$59,694	$48,512	$117,268	$94,634
Cost of revenue	33,882	28,229	66,458	54,365

Gross profit	25,812	20,283	50,810	40,269

Operating expenses:
Sales and marketing	14,169	11,415	27,646	22,520
Research and development	4,298	3,390	8,879	6,103
General and administrative	10,564	7,870	20,639	15,723

Total operating expenses	29,031	22,675	57,164	44,346

Loss from operations	(3,219)	(2,392)	(6,354)	(4,077)
Other expense, net	(333)	(435)	(424)	(1,293)

Loss before income taxes	(3,552)	(2,827)	(6,778)	(5,370)
Income tax (benefit) provision	33,217	(1,694)	31,267	(21,653)

Net Income (loss)	$(36,769)	$(1,133)	$(38,045)	$16,283

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$715	$447	$1,287	$816
Sales and marketing	1,982	949	3,656	1,870
Research and development	530	269	893	537
General and administrative	2,133	1,023	3,771	1,913

Total stock-based compensation	$5,360	$2,688	$9,607	$5,136

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	57%	58%	57%	57%

Gross profit	43%	42%	43%	43%

Operating expenses
Sales and marketing	24%	24%	24%	24%
Research and development	7%	7%	8%	6%
General and administrative	18%	16%	17%	17%

Total operating expenses	49%	47%	49%	47%

Loss from operations	(6)%	(5)%	(6)%	(4)%

Three months ended June 30, 2012 and June 30, 2011

Net Revenue

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue by geography:
NALA	$36,961	62%	$28,686	59%	$8,275	29%
EMEA	15,518	26%	14,254	29%	1,264	9%
APJ	7,215	12%	5,572	12%	1,643	29%

Total net revenue	$59,694	100%	$48,512	100%	$11,182	23%

Net revenue increased $11.2 million, or 23%, for the second quarter of 2012, compared to the second quarter of 2011. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in net revenue reflects revenue growth in all geographies, particularly NALA and APJ, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2011.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,			% Change
	2012	2011	Change
	(in thousands)
Cost of revenue	$33,882	$28,229	$5,653	20%
Includes stock-based compensation of:	715	447	268
Gross profit	25,812	20,283	5,529	27%
Gross profit percentage	43%	42%		1%

The 20% increase in our cost of revenue in the second quarter of 2012 reflected an increase in the number of service sales personnel, primarily in NALA and APJ, as we pursue new sales initiatives resulting in a $3.9 million increase in compensation and a $1.1 million increase in allocated costs for facilities, including incremental facility costs related to an expansion of an existing facility, and greater allocations for information technology and depreciation. The slight improvement in our gross profit percentage resulted from higher revenue related to the ramp up of our new engagements.

Operating Expenses

	Three Months Ended June 30,				Change	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Operating expenses:
Sales and marketing	$14,169	24%	$11,415	24%	$2,754	24%
Research and development	4,298	7%	3,390	7%	908	27%
General and administrative	10,564	18%	7,870	16%	2,694	34%

Total operating expenses	$29,031	49%	$22,675	47%	$6,356	28%

Includes stock-based compensation of:
Sales and marketing	$1,982		$949		$1,033
Research and development	530		269		261
General and administrative	2,133		1,023		1,110

Total	$4,645		$2,241		$2,404

Sales and marketing expenses

The 24% increase in sales and marketing expenses in the second quarter of 2012 reflected an increase in the number of sales and marketing personnel, primarily in NALA and EMEA resulting in a $1.8 million increase in compensation. The increase also resulted from a $0.7 million increase in expenses due to marketing programs and a $0.2 million increase in allocated costs as compared to the prior year. The increase in headcount reflected our investment in sales and marketing resources aimed at expanding our customer base.

Research and development expenses

The increase in research and development expense in the second quarter of 2012 reflected an increase in the number of research and development personnel primarily in NALA, resulting in a $0.8 million increase in compensation, and a $0.1 million increase in allocated costs. The increase was partially offset by capitalization of $2.4 million of labor and third party costs for development of internal-use software in the second quarter of 2012 as compared to $0.6 million capitalized costs in the second quarter of 2011. The increase in our spending on research in development reflects our continued investment in the development of additional cloud based applications designed to enable greater operational efficiencies and enhanced functionality for our customers.

General and administrative expenses

The 34% increase in general and administrative expense in the second quarter of 2012 as compared to the second quarter of 2011 reflected a $2.9 million increase in compensation due to an increase in headcount in general and administrative primarily in NALA and APJ to support our expansion efforts.

Other Expense, Net

	Three Months Ended June 30,				Change	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Other expense, net	$333	1%	$435	1%	$(102)	(23)%

The decrease in other expense in the second quarter of 2012 primarily resulted from a gain on foreign exchange transactions due in part to an increase in the value of the U.S. dollar relative to international currencies, most notably the Euro.

Income Tax (Benefit) Provision

	Three Months Ended June 30,		Change	% Change
	2012	2011
	(in thousands)
Income tax (benefit) provision	$33,217	$(1,694)	$34,911	*

*	Not meaningful

During the second quarter of 2012, a valuation allowance against our U.S. deferred tax assets was recorded. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses and to a lesser extent our forecast of future taxable income. Based on the available evidence, we have determined that on a more likely than not basis, we will be unable to realize most of our deferred tax assets, as explained in Note 10 to our condensed consolidated financial statements. As a result, our tax rate was negatively impacted by a valuation allowance of $31.8 million on US deferred tax assets as of December 2011. Accordingly, the computation of the effective tax rate does not include US losses, nor does it include losses incurred by our Singapore subsidiary, which are offset by a full valuation allowance. Current quarter tax expense also reflect the reversal of prior quarter deferred tax benefits, plus tax expense in jurisdictions where we have tax profitable operations.

Six months ended June 30, 2012 and June 30, 2011

Net Revenue

	Six Months Ended June 30,				Change	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Net revenue by geography:
NALA	$73,073	62%	$56,431	60%	$16,642	29%
EMEA	31,266	27%	29,247	31%	2,019	7%
APJ	12,929	11%	8,956	9%	3,973	44%

Total net revenue	$117,268	100%	$94,634	100%	$22,634	24%

Net revenue increased $22.6 million, or 24%, in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in net revenue reflects revenue growth in all geographies, particularly NALA and APJ, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2011.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,			% Change
	2012	2011	Change
	(in thousands)
Cost of revenue	$66,458	$54,365	$12,093	22%
Includes stock-based compensation of:	1,287	816	471
Gross profit	50,810	40,269	10,541	26%
Gross profit percentage	43%	43%		0%

The 22% increase in our cost of revenue in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, reflected an increase in the number of service sales personnel, primarily in NALA and APJ, as we pursue new sales initiatives resulting in a $7.9 million increase in compensation and a $2.4 million increase in allocated costs for facilities, including incremental facility costs related to expansion of facilities in NALA and APJ, and greater allocations for information technology and depreciation.

Operating Expenses

	Six Months Ended June 30,				Change	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Operating expenses:
Sales and marketing	$27,646	24%	$22,520	24%	$5,126	23%
Research and development	8,879	8%	6,103	6%	2,776	45%
General and administrative	20,639	18%	15,723	17%	4,916	31%

Total operating expenses	$57,164	50%	$44,346	47%	$12,818	29%

Includes stock-based compensation of:
Sales and marketing	$3,656		$1,870		$1,786
Research and development	893		537		356
General and administrative	3,771		1,913		1,858

Total	$8,320		$4,320		$4,000

Sales and marketing expenses

The 23% increase in sales and marketing expenses in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, reflected higher stock-based compensation and an increase in the number of sales and marketing personnel, primarily in NALA and EMEA resulting in a $1.9 million increase in compensation. The increase also resulted from a $2.1 million increase in marketing expenses as a result of additional investments in brand development to heighten awareness and maximize the strength of our brand and an increase in allocations for facilities and IT of $0.8 million.

Research and development expenses

The increase in research and development expense in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, reflected an increase in the number of research and development personnel primarily in NALA, resulting in a $1.2 million increase in compensation, a $1.1 million increase in outside consulting services related to contract research and development services and a $0.5 million increase in allocated costs. The increase was partially offset by capitalization of $4.2 million of labor and third party costs for development of internal-use software in the six months ended June 30, 2012 compared to $1.7 million capitalized costs in the six months ended June 30, 2011. The increase in our spending on research and development reflects our continued investment in the development of Avalon and additional cloud based applications designed to enable greater operational efficiencies and enhanced functionality for our customers.

General and administrative expenses

The 31% increase in general and administrative expense in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 reflected a $5.9 million increase in compensation due to an increase in headcount in the general and administrative functions primarily in NALA to support our expansion efforts, and partially offset by $0.9 million decrease in professional fees primarily related to expenses incurred in connection with our initial public offering in the first quarter of 2011.

Other Expense, Net

	Six Months Ended June 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Other expense, net	$424	0%	$1,293	1%	$(869)	(67)%

The decrease in other expense in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, resulted from a $0.3 million gain on foreign exchange transactions due in part to an increase in the value of the U.S. dollar relative to international currencies, most notably the Euro. Also contributing to the decrease was a $0.3 million decrease in interest expense in the six months ended June 30, 2012 due to the repayment of outstanding balances on our term loan and borrowings under our revolving credit in March 2011.

Income Tax (Benefit) Provision

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(in thousands)
Income tax (benefit) provision	$31,267	$(21,653)	$52,920	*

*	not meaningful

As discussed above, during second quarter of 2012, a valuation allowance against our U.S. deferred tax assets was recorded in the amount of $31.8 million on US deferred tax assets as of December 2011. Accordingly, the computation of the effective tax rate does not include US losses, nor does it include losses incurred by the Company’s Singapore subsidiary, which are offset by a full valuation allowance. Current quarter tax expense also reflect the reversal of prior quarter deferred tax benefits, plus tax expense in jurisdictions where the Company has tax profitable operations.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents and short-term investments of $114.2 million, which primarily consisted of municipal securities, corporate bonds, money market mutual funds and commercial paper held by well-capitalized financial institutions. Our primary operating cash requirements include the payment of compensation and related costs, working capital requirements related to accounts receivable, accounts payable and prepaid expenses, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities and to a lesser extent from borrowings under various credit facilities. We believe our existing cash and cash equivalents and short-term investments and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Credit Facility

On June 29, 2012, we terminated a revolving credit facility scheduled to expire in February 2013. The credit facility provided for a $20.0 million line of credit. At the time of termination, no borrowings and a letter of credit in the face amount of $850,000 were outstanding under the credit facility.

On July 5, 2012, we entered into a new three-year credit agreement (the “Credit Agreement”). The Credit Agreement provides for a secured revolving line of credit in the amount of $25.0 million on and before July 5, 2013 and $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. The line of credit is scheduled to terminate on July 5, 2015 (the “Maturity Date”). Proceeds available under the Credit Agreement may be used for working capital and other general corporate purposes. We have the option to prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. We also have the option to terminate the commitments under the Credit Agreement in whole at any time, and may reduce the commitments by up to $10.0 million between July 1, 2013 and June 30, 2014.

The loans bear interest, at our option, at a base rate determined in accordance with the Credit Agreement, minus 0.50%, or at a LIBOR rate plus 2.00%. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.45%.

The Credit Agreement contains customary affirmative and negative covenants, as well as financial covenants. Affirmative covenants include, among others, delivery of financial statements, compliance certificates and notices of specified events, maintenance of properties and insurance, preservation of existence, and compliance with applicable laws and regulations. Negative covenants include, among others, limitations on the ability of us and our subsidiaries to grant liens, incur indebtedness, engage in mergers, consolidations and sales of assets and engage in affiliate transactions. The Credit Agreement requires us to maintain a maximum leverage ratio and a minimum liquidity amount, each as defined in the Credit Agreement.

The Credit Agreement also contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events and change in control of the Company, subject to grace periods in certain instances. Upon an event of default, the lender may declare the outstanding obligations of the Company under the Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by our subsidiary, ServiceSource Delaware, Inc., and are secured by substantially all of our assets and our subsidiary’s assets.

Summary Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$9,809	$(17,952)
Net cash used in investing activities	(17,400)	(48,561)
Net cash provided by financing activities	7,301	74,480
Net increase (decrease) in cash and cash equivalents, net of impact of foreign exchange changes on cash	(397)	$8,719

Operating Activities

Net cash provided by operating activities was $9.8 million during the six months ended June 30, 2012. Our net loss during the period was $38.0 million, which was impacted by a valuation allowance of $33.1 million for a substantial portion of our deferred tax assets and adjusted by non-cash charges of $4.6 million for depreciation and amortization and $9.6 million for stock-based compensation. Cash provided for operations resulted from changes in our working capital, including a $2.6 million decrease in accounts receivable, a $4.1 million increase in other accrued liabilities and a $0.9 million increase in accounts payable. Uses of cash were related to a $3.9 million decrease in accrued compensation and benefits largely due to bonuses that were accrued at December 30, 2011 but were paid out during the first quarter of 2012.

Net cash used in operating activities was $18.0 million during the six months ended June 30, 2011. Our net income during the period was $16.3 million, adjusted by non-cash charges of $4.5 million for depreciation and amortization, $5.1 million for stock-based compensation and a one-time non-cash tax benefit of $21.4 million as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. Cash used for operations during the six months ended June 30, 2011 principally resulted from $18.1 million in payments to Oracle/Sun Microsystems and the related settlement of accrued payables owed to Oracle/Sun Microsystems and amounts owed to us by Oracle/Sun Microsystems. Additional sources of cash resulted from changes in our working capital, including a $4.1 million decrease in accounts receivable a $3.4 million increase in accrued compensation and benefits, a $1.1 million increase in other accrued liabilities and a $1.1 million increase in accounts payable. Uses of cash were related to a $2.0 million increase in prepaid expenses and other assets.

Investing Activities

During the six months ended June 30, 2012 cash used in investing activities was principally for the purchases of property and equipment of $11.2 million, including costs capitalized for development of internal-use software and to a lesser extent for the purchases of short-term investments, net of sales and maturities, of $6.2 million. The $48.6 million of cash used by investing activities during the six months ending June 30, 2011 related to the purchase of available-for-sale short-term investments of $42.3 million and to a lesser extent for purchase of property and equipment, of $6.3 million, including costs capitalized for development of internal-use software.

Financing Activities

Cash provided by financing activities was $7.3 million during the six months ended June 30, 2012 and principally resulted from proceeds of $7.8 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.

During the six months ended June 30, 2011, cash provided by financing activities was $74.5 million comprised primarily of proceeds from our initial public offering, net of issuance costs, of $88.0 million of which $0.2 million of issuance costs remained unpaid at June 30, 2011, and proceeds of $2.2 million from the exercise of stock options to purchase our common stock, partially offset by $15.6 million in net payments to payoff our term loan and payment of capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and computer equipment. At June 30, 2012, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$1,512	$746	$517	$150	$98
Operating lease obligations	43,552	8,399	17,147	7,366	10,640

	$45,064	$9,145	$17,664	$7,516	$10,738

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, capitalized internal-use software and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2012 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 6, 2012.

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

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in the second quarter of 2012 would not have had a material impact on our interest income or the fair value of our marketable securities.

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

Our quarterly operating results are likely to fluctuate. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers and retain existing customers;

•	fluctuations in the value of end customer contracts delivered to us;

•	fluctuations in close rates;

•	changes in our commission rates;

•	seasonality;

•	loss of customers for any reason including due to acquisition;

•	the mix of new customers as compared to existing customers;

•	the length of the sales cycle for our solution, and our level of upfront investments prior to the period we begin generating sales associated with such investments;

•	the timing of customer payments and payment defaults by customers;

•	the amount and timing of operating costs and capital expenditures related to the operations of our business; including the development of new technologies such as Avalon;

•	the rate of expansion, productivity and realignment of our direct sales force;

•	the cost and timing of the introduction of new technologies or new services, including additional investments in Avalon;

•	general economic conditions;

•	technical difficulties or interruptions in delivery of our solution;

•	changes in foreign currency exchange rates;

•	changes in the effective tax rates;

•	regulatory compliance costs, including with respect to data privacy;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the impact of new accounting pronouncements.

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

We have announced plans to launch Avalon, our next-generation service revenue management platform in the latter part of 2012, and we intend to migrate all of our customers to this new technology platform over time. This new platform which was recently launched with our first beta customer will be the core foundation for our customer-facing cloud applications to be offered on a subscription basis, in addition to those we use for our internal operations. We have limited experience migrating customers from one platform to another. Given the complexity and significance of this transition, including as a result of the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if these migrations go poorly. In addition, we expect to incur additional expenses as a result of our near term plans to run dual technology platforms for several quarters as we commence the launch of Avalon while maintaining our existing technology platform, and if we experience any delay or technical problems as a result of the launch of and migration to Avalon, we may incur such expenses for much longer than anticipated. Similarly, even if the migrations go smoothly, our business operations and customer relationships will be at high risk if the new platform does not meet our performance expectations, or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue, lost customer contracts, and damage to our reputation.

Delayed or unsuccessful investment in new technology, services and markets may harm our financial results.

We plan to continue to invest significant resources in research and development in order to enhance our existing offerings and introduce Avalon and other new offerings that will appeal to customers and potential customers. We have undertaken the development of Avalon as our new technology to offer improved and more scalable service revenue management, including enhancements to our applications. The development of new products and services entails a number of risks that could adversely affect our business and operating results, including:

•	the risk of diverting the attention of our management and our employees from the day-to-day operations of the business;

•	insufficient revenue to offset increased expenses associated with research, development, operational and marketing activities; and

•	write-offs of the value of such technology investments as a result of unsuccessful implementation or otherwise.

If Avalon or any of our other new or modified technology does not work as intended, is not responsive to user preferences or industry or regulatory changes, is not appropriately timed with market opportunity, or is not effectively brought to market, we may lose existing and potential customers or related service revenue opportunities, in which case our results of operations may suffer. The cost of future development of new service revenue management offerings or technologies also could require us to raise additional debt or equity financing. These actions could negatively impact the ownership percentages of our existing stockholders, our financial condition or our results of operations.

We plan to sell subscriptions to our cloud applications via Avalon separately from our integrated solution, which may not be successful and could impact revenue from our existing solution.

We currently derive a small portion of our revenue from subscriptions to our cloud applications for a few customers, and we plan to package and price the applications we offer on Avalon in a manner to generate more revenues from them using a subscription model. We may not find a successful market for our Avalon subscription applications. In addition, because we have limited prior experience selling technology subscriptions on a stand-alone basis, we may encounter technical and execution challenges that undermine the quality of the technology offering or cause us to fall short of customer expectations. We also have little experience in pricing our technology subscriptions separately, which could result in under pricing that damages our profit margins and other financial performance. It is also possible that selling a technology solution separate via Avalon from our integrated solution will result in a reduction in sales of our current offerings that we might otherwise have sold. An unsuccessful expansion of our business to promote a stand-alone subscription model for any of the foregoing reasons or otherwise would lead to a diversion of financial and managerial resources from our existing business and an inability to generate sufficient revenue to offset our investment costs.

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

When estimating service revenue opportunity under management and other similar metrics, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given twelve-month period to differ from our estimate of opportunity under management. These factors include:

•	the extent to which customers deliver a greater or lesser value of end customer contracts than may be required or otherwise expected;

•	roll-overs of unsold service contract renewals from prior periods to the current period or future periods;

•	changes in the pricing or terms of service contracts offered by our customers;

•	increases or decreases in the end customer base of our customers;

•	the extent to which the renewal rates we achieve on behalf of a customer early in an engagement affect the amount of opportunity that the customer makes available to us later in the engagement;

•	customer cancellations of their contracts with us due to acquisitions or otherwise; and

•	changes in our customers’ businesses, sales organizations, sales processes or priorities, including changes in executive support for our partnership.

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

The solution we offer is complex, and we make errors from time to time. These may include human errors made in the course of managing the sales process for our customers as we interact with their end customers, or errors arising from our technology solution as it interacts with our customers’ systems and the disparate data contained on such systems. Errors may also arise from the launch of and migration of our offerings to Avalon. The costs incurred in correcting any material errors may be substantial. In addition, as part of our business, we collect, process and analyze confidential information provided by our customers and prospective customers. Although we take significant steps to safeguard the confidentiality of customer information, we could be subject to claims that we disclosed their information without appropriate authorization or used their information inappropriately. Any claims based on errors or unauthorized disclosure or use of information could subject us to exposure for damages, significant legal defense costs, adverse publicity and reputational harm, regardless of the merits or eventual outcome of such claims.

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

A substantial portion of our revenue has to date come from a relatively small number of customers. For the six months ended June 30, 2012, our top ten customers accounted for 49% of our revenue with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

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

For the six months ended June 30, 2012, approximately 38% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

In particular, we are required to evaluate our internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act, and our independent registered public accounting firm will be required to report on our internal control over financial reporting starting with our Annual Report on Form 10-K for 2012. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our independent registered public accounting firm’s report on our internal control over financial reporting. Compiling the system and processing documentation needed to comply with such requirements is costly and challenging, and as a public company and to manage our growth, we are required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing processes, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, or if we are unable to remedy any material weakness in our internal control over financial reporting or implement or maintain other effective control or business systems, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

While we have filed patent applications to protect our intellectual property, we cannot assure you that any issued patents arising from our applications will provide the protection we seek, or that any future patents issued to us will not be challenged, invalidated or circumvented. Also, we cannot assure you that we will obtain any copyright or trademark registrations from our pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 26% of our outstanding common stock as of June 30, 2012. As a result, these stockholders will have substantially influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

See the Exhibit Index, which follows the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date: August 3, 2012	By:	/s/ David S. Oppenheimer
David S. Oppenheimer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011

3.2(1)	Bylaws of the Company dated March 24, 2011

10.1	Pledge and Security agreement entered into as of July 5, 2012 by and between ServiceSource International, Inc. , ServiceSource Delaware Inc and JPMorgan Chase Bank, N.A.

10.2+	Employment and Confidential Information Agreement dated as of July 17, 2012, between the Company and Christine Heckart

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements. **

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.
+	Management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.