Form 10-Q
period 2012-09-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2012-11-09
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 29, 2012
Common Stock	75,557,632

SERVICESOURCE INTERNATIONAL, INC.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$110,277	$65,983
Short-term investments	—	42,882
Accounts receivable, net	58,506	54,095
Current portion of deferred income taxes	363	3,526
Prepaid expenses and other	6,965	7,945

Total current assets	176,111	174,431
Property and equipment, net	35,332	26,840
Deferred income taxes, net of current portion	1,496	30,238
Other assets, net	1,193	1,118
Goodwill	6,334	6,334

Total assets	$220,466	$238,961

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,577	$8,617
Accrued taxes	1,026	924
Accrued compensation and benefits	16,775	21,749
Other accrued liabilities	9,237	7,639
Obligations under capital leases	733	706

Total current liabilities	33,348	39,635
Obligations under capital leases, net of current portion	707	958
Other long-term liabilities	5,353	1,352

Total liabilities	39,408	41,945

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 75,650 shares issued and 75,529 shares outstanding as of September 30, 2012; 72,688 shares issued and 72,567 shares outstanding as of December 31, 2011	8	7
Treasury stock	(441)	(441)
Additional paid-in capital	203,667	177,796
Retained earnings (accumulated deficit)	(22,213)	19,416
Accumulated other comprehensive income	37	238

Total stockholders’ equity	181,058	197,016

Total liabilities and stockholders’ equity	$220,466	$238,961

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$59,090	$50,088	$176,358	$144,722
Cost of revenue	34,544	28,034	101,002	82,399

Gross profit	24,546	22,054	75,356	62,323

Operating expenses:
Sales and marketing	13,512	12,144	41,158	34,664
Research and development	4,416	3,547	13,295	9,650
General and administrative	10,000	8,969	30,639	24,692

Total operating expenses	27,928	24,660	85,092	69,006

Loss from operations	(3,382)	(2,606)	(9,736)	(6,683)
Interest expense	(70)	(27)	(180)	(349)
Other income (expense), net	190	309	(124)	(662)

Loss before income taxes	(3,262)	(2,324)	(10,040)	(7,694)
Income tax (benefit) provision	322	501	31,589	(21,152)

Net income (loss)	$(3,584)	$(2,825)	$(41,629)	$13,458

Net income (loss) per common share:
Basic	$(0.05)	$(0.04)	$(0.56)	$0.21

Diluted	$(0.05)	$(0.04)	$(0.56)	$0.19

Weighted-average shares used in computing net income (loss) per common share:
Basic	74,667	69,464	73,994	64,989

Diluted	74,667	69,464	73,994	72,208

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(3,584)	$(2,825)	$(41,629)	$13,458
Other comprehensive income:
Foreign currency translation adjustments	(119)	(576)	(192)	52
Unrealized loss on investments, net of tax	(36)	(4)	(10)	(11)

Total other comprehensive income (loss), net of tax	(155)	(580)	(202)	41

Total comprehensive income (loss), net of tax	$(3,739)	$(3,405)	$(41,831)	$13,499

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(41,629)	$13,458
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,092	7,109
Loss on disposal of fixed assets	—	46
Amortization of deferred financing costs	135	325
Amortization of premium on short-term investments	577	87
Deferred income taxes	32,534	(22,229)
Stock-based compensation	15,260	8,104
Tax benefit from stock-based compensation	(266)	(2,382)
Changes in operating assets and liabilities:
Accounts receivable	(4,237)	6,433
Prepaid expenses and other	734	(2,169)
Accounts payable	(1,087)	73
Accrued taxes	85	3,201
Accrued compensation and benefits	(5,094)	3,410
Accrued payables to customers	—	(30,640)
Other accrued liabilities	5,050	789

Net cash provided by (used in) operating activities	9,154	(14,385)

Cash flows from investing activities
Acquisition of property and equipment	(17,049)	(8,784)
Purchases of short-term investments, net	(31,100)	(47,854)
Sales of marketable securities	52,050	961
Maturities of marketable securities	21,415	1,000

Net cash provided by (used in) investing activities	25,316	(54,677)

Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	—	111,105
Proceeds from revolving credit facility	—	23,424
Repayment of revolving credit facility	—	(23,424)
Repayment on long-term debt	(234)	(15,747)
Payment of deferred debt issuance costs	—	(200)
Proceeds from common stock issuances	10,279	7,198
Tax benefit from stock-based compensation	266	2,382

Net cash provided by financing activities	10,311	104,738

Net increase in cash and cash equivalents	44,781	35,676
Effect of exchange rate changes on cash and cash equivalents	(487)	(35)
Cash and cash equivalents at beginning of period	65,983	22,652

Cash and cash equivalents at end of period	$110,277	$58,293

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

ServiceSource manages the service contract renewals process of maintenance, support and subscription agreements on behalf of its customers. The Company’s integrated solution consists of a suite of cloud applications, dedicated service sales teams working under its customers’ brands and its proprietary Renew OnDemand platform and applications. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service contract renewals process, including data management, quoting, selling and service revenue business intelligence. The Company’s business is built on a pay-for-performance model, whereby customers pay the Company based on renewal sales that the Company generates on the customers’ behalf. The Company’s corporate headquarters is located in San Francisco, California. The Company has additional offices in Colorado, Tennessee, the United Kingdom, Ireland, Malaysia and Singapore.

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of ServiceSource International Inc. and its subsidiaries (“SSI” or “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

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

Note 3 — Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and nine months ended September 30, 2012 and 2011 were insignificant.

Cash and cash equivalents and short-term investments consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,845	$—	$—	$59,845
Cash equivalents:
Money market mutual funds	50,432	—	—	50,432

Total cash and cash equivalents	$110,277	—	—	$110,277

December 31, 2011

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,033	$—	$—	$59,033

Cash equivalents:
Money market mutual funds	4,201	—	—	4,201
Commercial paper	2,749	—	—	2,749

Total cash equivalents	6,950	—	—	6,950

Total cash and cash equivalents	65,983	—	—	65,983

Short-term investments:
Certificate of deposit	750	—	(4)	746
Municipal securities	33,568	30	(6)	33,592
Commercial paper	3,645	1	(1)	3,645
Corporate bonds	4,910	3	(14)	4,899

Total short-term investments	42,873	34	(25)	42,882

Cash, cash equivalents and short-term investments	$108,856	$34	$(25)	$108,865

As of September 30, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

The following table presents information about the Company’s financial instruments that are measured at fair value as of September 30, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$50,432	$50,432	$—	$—

The following table presents information about the Company’s financial instruments that are measured at fair value as of December 31, 2011 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$4,201	$4,201	$—	$—
Commercial paper	2,749	—	2,749	—

Total cash equivalents	6,950	4,201	2,749	—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
Certificate of deposit	746	—	746	—
Municipal securities	33,592	—	33,592	—
Commercial paper	3,645	—	3,645	—
Corporate bonds	4,899	—	4,899	—

Total short-term investments	42,882	—	42,882	—

Cash equivalents and short-term investments	$49,832	$4,201	$45,631	$—

The Company did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2012 or December 31, 2011.

Note 5 — Property and Equipment, Net

Property and equipment balances were comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Computers and equipment	$14,137	$11,562
Software	24,371	19,487
Furniture and fixtures	8,188	5,879
Leasehold improvements	10,385	4,957

	57,081	41,885
Less: accumulated depreciation and amortization	(29,720)	(23,187)

	27,361	18,698
Construction in progress	7,971	8,142

	$35,332	$26,840

Depreciation and amortization expense during the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 was $2.5 million, $7.1 million, $2.6 million and $7.1 million, respectively.

Total property and equipment assets under capital lease at September 30, 2012 and December 31, 2011, was $3.2 and $3.3 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates was $2.0 million and $1.6 million, respectively.

The Company capitalized internal-use software development costs of $1.5 million and $1.8 million during the three months ended September 30, 2012 and 2011, respectively and $6.6 million and $3.8 million during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December, 31 2011, the carrying value of capitalized costs related to internal-use software was $11.3 million and $9.2 million, respectively. Amortization of capitalized costs related to internal-use software for the three months ended September 30, 2012 and 2011 was $0.8 million and $1.2 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $2.1 million and $3.1 million, respectively.

Note 6 — Other Accrued Liabilities

Other accrued liabilities balances were comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred revenue	$2,815	$593
Accrued professional fees	2,646	1,394
Amounts refundable to end customers	—	582
Deferred rent obligations	962	734
Employee related	402	379
Other (includes ESPP contributions of $349 and $1,106 at September 30, 2012 and December 31, 2011, respectively)	2,412	3,957

	$9,237	$7,639

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

Amounts outstanding on the facility at September 30, 2012 consisted of a letter of credit of $850,000 as required under an operating lease agreement for office space at the Company’s San Francisco headquarters. The loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.50%, or at a LIBOR rate plus 2.00%. Principal, together with all accrued and unpaid interest, is due and payable on the maturity date. The Company is also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.45%. At September 30, 2012, the interest rate for borrowings under the facility was 2.2%.

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

The Company’s obligations under the credit agreement are guaranteed by its subsidiary, ServiceSource Delaware, Inc. (the “Guarantor”) and are secured by substantially all of the assets of the Company and the Guarantor.

Effective June 29, 2012, the Company terminated a $20 million credit facility. At the time of the termination, no borrowings and a letter of credit in the face amount of $850,000 were outstanding under this facility.

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 3.8% and 4.2% at September 30, 2012 and 2011, respectively.

Future minimum annual payments under capital lease obligations as of September 30, 2012 were as follows (in thousands):

Years Ending December 31,
2012 (remaining three months)	$490
2013	324
2014	265
2015	72
2016	74
Thereafter	215

$1,440

Note 8 — Commitments and Contingencies

Operating Leases

The Company leases its office space and certain equipment under non-cancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, was $2.1million, $6.4 million, $1.6 million, and $4.8 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of September 30, 2012 were as follows (in thousands):

Years Ending December 31,
2012 (remaining three months)	$2,207
2013	7,954
2014	6,752
2015	5,052
2016	3,647
Thereafter	16,174

$41,786

Other Matters

The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to any currently pending or threatened litigation or claims would not materially affect its consolidated financial position, results of operations or cash flows.

Note 9 — Stockholders’ Equity

Stock Option Plans

The Company maintains the following stock plans: the 2011 Equity Incentive Plan (the “2011 Plan”), and the 2011 Employee Stock Purchase Plan. The Company’s board of directors, by delegation to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options or restricted stock may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant

Under the 2011 Plan, options granted are generally subject to a four-year vesting period whereby options become 25% vested after a one-year period and the remainder then vests monthly through the end of the vesting period. Vested options may be exercised up to ten years from the vesting commencement date, as defined in the 2011 Plan. Vested but unexercised options expire three months after termination of employment with the Company. The restricted stock units typically vest over four years with a yearly cliff contingent upon employment with the Company on the dates of vest.

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

On February 8, 2012, the Company issued 200,000 performance-based equity awards to an executive which vest upon the achievement of certain financial performance goals, including revenue and an internal metric that is used for measuring customer contract commitments based on a net recurring revenue amount in which the Company measures customer revenue gains offset by losses during the measurement period. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of the timing of the expense recognition is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of the change. If the financial performance goals are not met, the award does not vest, no compensation cost is recognized and any previously stock-recognized stock-based compensation expense is reversed. No expense was recorded for the performance –based equity award during the three or nine months ended September 30, 2012.

At the end of each fiscal year, the share reserve under the 2011 Plan will increase automatically by an amount equal to 4% of the outstanding shares as of the end of the most recently completed fiscal year or 3,840,000 shares, whichever is less. On January 1, 2012, 2.9 million additional shares were reserved under the 2011 Plan pursuant to the automatic increase.

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

The weighted average Black-Scholes model assumptions for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (in years)	5.0	5.1	5.1	5.3
Expected volatility	46%	45.0%	46%	51%
Risk-free interest rate	0.67%	0.90%	0.78%	1.65%
Expected dividend yield	—	—	—	—

Option and restricted stock activity under the Company’s Plans for the nine months ended September 30, 2012 were as follows: (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2011	6,409	15,335	$5.70	802
Additional shares reserved under the 2012 equity incentive plan	2,903	—	—	—
Granted	(4,317)	2,115	14.98	2,202
Options exercised/ Restricted stock released	—	(2,053)	3.86	(148)
Forfeited	882	(750)	9.00	(132)

Outstanding — September 30, 2012	5,877	14,647		2,724

The weighted average grant-date fair value of employee stock options granted during the three months ended September 30, 2012 and 2011 was $3.41 and $7.31 per share, respectively and for the nine months ended September 30, 2012 and 2011 was $6.07 and $6.71 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$763	$470	$2,050	$1,286
Sales and marketing	2,180	1,111	5,836	2,981
Research and development	562	327	1,455	864
General and administrative	2,148	1,060	5,919	2,973

Total stock-based compensation	$5,653	$2,968	$15,260	$8,104

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

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (in years)	0.50	0.50	0.50	0.39
Expected volatility	45%	45%	45%	36%
Risk-free interest rate	0.14%	0.07%	0.14%	0.18%
Expected dividend yield	—	—	—	—

The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. As of September 30, 2012, 350,762 shares had been issued under the ESPP and 1,274,912 shares were available for future issuance.

Note 10 — Income Taxes

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is not currently undergoing any examination of its income tax returns. Tax returns for the years 2007 through 2011 generally remain subject to examination by federal, state and foreign tax authorities. The Company’s gross amount of unrecognized tax benefits increased from zero as of December 31, 2011 to $0.4 million as of September 30, 2012, all of which, if recognized, would affect the company’s effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. As a result of the Company’s assessment of the available evidence, the Company provided a valuation allowance in the second quarter of 2012 of $31.8 million on the deferred tax assets as of December 31, 2011. The tax benefits relating to any subsequent reversal of all or part of the valuation allowance will be accounted for as a reduction of income tax expense. No valuation allowance has been provided for deferred tax assets arising from jurisdictions where the Company reports taxable profits.

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

Summarized financial information by geographic location based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue
NALA	$37,647	$31,952	$110,720	$88,383
EMEA	14,159	12,365	45,425	41,612
APJ	7,284	5,771	20,213	14,727

Total net revenue	$59,090	$50,088	$176,358	$144,722

Direct profit contribution
NALA	$20,928	$18,263	$60,101	$48,765
EMEA	6,739	5,042	23,809	18,537
APJ	873	538	2,627	1,674

Total direct profit contribution	28,540	23,843	86,537	68,976
Adjustments:
Stock-based compensation	(763)	(470)	(2,050)	(1,286)
Overhead allocations	(5,998)	(4,413)	(16,933)	(12,985)
Other, net	2,767	3,094	7,802	7,618

Gross Profit	$24,546	$22,054	$75,356	$62,323

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on our customers’ behalf; errors in estimates as to the service revenue we can generate for our customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of our next-generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to effectively sell and/or implement Renew OnDemand; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity; competitive position; the effects of competition; industry environment; and potential growth opportunities. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

OVERVIEW

We manage the service contract renewals process for renewals of maintenance, support and subscription agreements on behalf of our customers. Our integrated solution consists of a suite of cloud applications, dedicated service sales teams working under our customers’ brands and our proprietary Renew OnDemand platform and applications. By integrating software, managed services and data, we address the critical steps of the renewals process including data management, quoting, selling and service revenue business intelligence. Our business is built on our pay-for-performance model, whereby our revenues are based on the service renewals customers achieve with our solution.

We are currently in the midst of a significant investment cycle in which we have taken steps designed to drive our future growth and profitability. We plan to further build out our infrastructure, develop our technology and release and support Renew OnDemand, our next-generation technology platform, offer additional cloud-based applications, including on a stand-alone, subscription basis, and hire additional sales, service sales and other personnel. These steps impacted our expenses in recent periods as well as our spending for capital expenditures, and are expected to continue to impact our profitability and cash flows in future periods. We have devoted significant resources to developing Renew OnDemand, our software application suite which was recently introduced, and we expect our investment in Renew OnDemand to continue. In addition, we plan to devote significant resources to expand our sales organization, build out the related partner ecosystem, and further develop our service organization to support the platform. The capital expenditures and expenses related to Renew OnDemand are in addition to the expenses of operating our existing technology platform. While these expenses will be incurred and recognized in the near-term, we expect to generate revenues from subscriptions to Renew OnDemand commencing in 2013.

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

Although we expect new customer engagements to contribute to our operating profitability over time, in the initial periods of a customer relationship, the near term impact on our profitability can be negatively impacted by slower-than anticipated growth in revenues for these engagements as well as the impact of the upfront costs we incur, the lower initial level of associated service sales team productivity and lack of mature data and technology integration with the customer. As a result, an increase in the mix of new customers as a percentage of total customers may initially have a negative impact on our operating results. Similarly, a decline in the ratio of new customers to total customers may positively impact our operating results.

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

We believe the current uncertainty in the economy, combined with shifting market forces toward subscription-based models, is impacting a number of our customers and prospective customers, particularly in the traditional enterprise software and hardware segments. These forces have placed pressure on end customer demand for their renewal contracts and also have led to some slower decision making in general. This economic and industry environment has adversely affected the conversion rates for end customers and contracts. To the extent these conditions continue they will impact our future revenues.

We have added new customers in the fourth quarter of 2011 and during the first nine months of 2012 and have not yet fully ramped-up some of these customers. As a result, our revenues have not reflected, and are not expected in the fourth quarter of 2012 to reflect, the full potential contribution from these customers. In addition to the uncertainty in the macroeconomic environment, we experience a seasonal variance in our revenue typically for the third quarter of the year as a result of lower or flat renewal volume corresponding to the timing of our customers’ product sales. The impact of this seasonal fluctuation can be amplified if the economy as a whole is experiencing disruption or uncertainty, leading to deferral of some renewal decisions.

Adoption of “Software-as-a-Service” Solutions. Within the software industry, there is a growing trend toward providing software to customers using a software-as-a-service model. Under this model, software-as-a-service companies provide access to software applications to customers on a remote basis, and provide their customers with a subscription to use the software, rather than licensing software to their customers. Software-as-a-service companies face a distinct set of challenges with respect to customer renewals, given the potentially lower switching costs for customers utilizing their solutions, and are more reliant on renewals for their long-term revenues than traditional software companies. Given the strategic importance of renewals to their model, software-as-a-service companies may be less inclined than traditional software companies to rely on third-party solutions such as ours to manage the sale of renewals of subscription contracts. We have tailored our solution to address the needs of software-as-a-service companies in this area and expect to continue to develop and enhance our solution as this market grows, especially with our Renew OnDemand application suite.

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

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been insignificant. However, we expect to generate revenues from subscriptions to Renew OnDemand commencing in 2013. Subscription fees are accounted for separately from commissions and they are billed on either a monthly or quarterly basis in advance and revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 49% and 47% of our net revenue for the three months ended September 30, 2012 and 2011, respectively, and 48% and 48% for the nine months ended September 30, 2012 and 2011, respectively. Our business is geographically diversified. During the third quarter of 2012, 64 % of our net revenue was earned in North America and Latin America (“NALA”), 24% in Europe, Middle East and Africa (“EMEA”) and 12% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography.

Cost of Revenue and Gross Profit

Our cost of revenue expenses include compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with a third-party data center where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. Our overhead costs are allocated to all departments based on headcount. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under “—Factors Affecting Our Performance—Implementation Cycle” and as a result of our near term plans to run dual technology platforms for several quarters as we commence the launch of Renew OnDemand while maintaining our existing technology platform.

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

Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products, including Renew OnDemand, our next-generation technology platform, and adding new features to our existing technology platform. In addition, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending, and the related expenses and capitalized costs, to increase on an absolute basis as a percentage of revenue in the near term as we continue to invest in our next-generation technology platform and cloud applications.

General and Administrative. General and administrative expenses consist primarily of compensation for our executive, human resources, finance and legal functions, and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses. We expect that our general and administrative expenses will increase on an absolute basis and as a percentage of revenue in the near term as our operations continue to expand.

Other Income (Expense)

Other income (expense) consists primarily of interest expense associated with borrowings under our credit facility and foreign exchange transaction gains and losses and interest income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue	$59,090	$50,088	$176,358	$144,722
Cost of revenue	34,544	28,034	101,002	82,399

Gross profit	24,546	22,054	75,356	62,323

Operating expenses:
Sales and marketing	13,512	12,144	41,158	34,664
Research and development	4,416	3,547	13,295	9,650
General and administrative	10,000	8,969	30,639	24,692

Total operating expenses	27,928	24,660	85,092	69,006

Loss from operations	(3,382)	(2,606)	(9,736)	(6,683)
Other income (expense), net	120	282	(304)	(1,011)

Loss before income taxes	(3,262)	(2,324)	(10.040)	(7,694)
Income tax (benefit) provision	322	501	31,589	(21,152)

Net Income (loss)	$(3,584)	$(2,825)	$(41,629)	$13,458

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$763	$470	$2,050	$1,286
Sales and marketing	2,180	1,111	5,836	2,981
Research and development	562	327	1,455	864
General and administrative	2,148	1,060	5,919	2,973

Total stock-based compensation	$5,653	$2,968	$15,260	$8,104

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	58%	56%	57%	57%

Gross profit	42%	44%	43%	43%

Operating expenses
Sales and marketing	23%	24%	23%	24%
Research and development	7%	7%	8%	7%
General and administrative	17%	18%	17%	17%

Total operating expenses	47%	49%	48%	48%

Loss from operations	(5)%	(5)%	(5)%	(5)%

Three months ended September 30, 2012 and September 30, 2011

Net Revenue

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue by geography:
NALA	$37,647	64%	$31,952	64%	$5,695	18%
EMEA	14,159	24%	12,365	25%	1,794	15%
APJ	7,284	12%	5,771	11%	1,513	26%

Total net revenue	$59,090	100%	$50,088	100%	$9,002	18%

Net revenue increased $9.0 million, or 18%, for the third quarter of 2012, compared to the third quarter of 2011. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in the number of customer engagements resulted from expansions of customer engagements with our existing customers due to the success of our solution with the customers as well as new customer acquisitions due to our investments in our sales organization primarily in NALA and APJ. The increase in net revenue reflects revenue growth in all geographies, particularly NALA and APJ, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2011.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,			% Change
	2012	2011	Change
	(in thousands)
Cost of revenue	$34,544	$28,034	$6,510	23%
Includes stock-based compensation of:	763	470	293
Gross profit	24,546	22,054	2,492	11%
Gross profit percentage	42%	44%		(2)%

The 23% increase in our cost of revenue in the third quarter of 2012 reflected an increase in the number of service sales personnel, primarily in NALA and APJ as we pursue new sales initiatives resulting in a $4.6 million increase in compensation and a $1.6 million increase in allocated costs for facilities, including incremental facility costs related to an expansion of an existing facility, and greater allocations for information technology and depreciation. Gross profit in the third quarter of 2012 was also adversely impacted by the slower ramp of some of our new engagements and due to staffing and technology costs associated with the deployment of our cloud applications. For the next several quarters, we expect that our spending will reflect increased spending to support our legacy service revenue intelligence platform in addition to our recently-announced Renew OnDemand application suite.

Operating Expenses

	Three Months Ended September 30,				Change	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Operating expenses:
Sales and marketing	$13,512	23%	$12,144	24%	$1,368	11%
Research and development	4,416	7%	3,547	7%	869	24%
General and administrative	10,000	17%	8,969	18%	1,031	11%

Total operating expenses	$27,928	47%	$24,660	49%	$3,268	13%

Includes stock-based compensation of:
Sales and marketing	$2,180		$1,111		$1,069
Research and development	562		327		235
General and administrative	2,148		1,060		1,088

Total	$4,890		$2,498		$2,392

Sales and marketing expenses

The 11% increase in sales and marketing expenses in the third quarter of 2012 reflected an increase in the number of sales and marketing personnel, primarily in NALA and EMEA, resulting in a $1.8 million increase in compensation. The increase in headcount reflected our investment in sales and marketing resources aimed at expanding our customer base.

Research and development expenses

The increase in research and development expense in the third quarter of 2012 reflected a $1.0 million increase in outside consulting services related to contract research and development services primarily in NALA. The increase was partially offset by capitalization of $1.5 million of labor and third party costs for development of internal-use software in the third quarter of 2012 as compared to $1.8 million capitalized costs in the third quarter of 2011. The increase in our spending on research in development reflects our continued investment in the development of our Renew OnDemand suite of applications designed to enable greater operational efficiencies and enhanced functionality for our customers.

General and administrative expenses

The 11% increase in general and administrative expense in the third quarter of 2012 as compared to the second quarter of 2011 reflected a $1.1 million increase in compensation due to an increase in headcount in general and administrative primarily in NALA and APJ to support our expansion efforts.

Other Income, Net

	Three Months Ended September 30,				Change	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Other income, net	$120	0%	$282	(1)%	$(162)	(57)%

The decrease in other income in the third quarter of 2012 primarily resulted from a loss on foreign exchange transactions due in part to a decrease in the value of the U.S. dollar relative to international currencies, most notably the Euro.

Income Tax Provision

	Three Months Ended September 30,		Change	% Change
	2012	2011
	(in thousands)
Income tax provision	$322	$501	$(179)	(36)%

The computation of the effective tax rate does not include US losses, nor does it include losses incurred by our Singapore subsidiary, which are offset by a full valuation allowance. In the current quarter, we recorded a tax provision of $0.3 million, primarily reflecting expected cash taxes in jurisdictions where we have profitable operations.

Nine months ended September 30, 2012 and September 30, 2011

Net Revenue

	Nine Months Ended September 30,				Change	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Net revenue by geography:
NALA	$110,720	63%	$88,383	61%	$22,337	25%
EMEA	45,425	26%	41,612	29%	3,813	9%
APJ	20,213	11%	14,727	10%	5,486	37%

Total net revenue	$176,358	100%	$144,722	100%	$31,636	22%

Net revenue increased $31.6 million, or 22%, in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in number of customer engagements resulted from expansion of customer engagements with our existing customers due to the success of our solution with these customers as well as new customer acquisitions due to our investments in our sales organization primarily in NALA and APJ. The increase in net revenue reflects revenue growth in all geographies, particularly NALA and APJ, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2011.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,			% Change
	2012	2011	Change
	(in thousands)
Cost of revenue	$101,002	$82,399	$18,603	23%
Includes stock-based compensation of:	2,050	1,286	764
Gross profit	75,356	62,323	13,033	21%
Gross profit percentage	43%	43%		0%

The 23% increase in our cost of revenue in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, reflected an increase in the number of service sales personnel, primarily in NALA and APJ, as we pursue new sales initiatives resulting in a $12.4 million increase in compensation and a $4.0 million increase in allocated costs for facilities, including incremental facility costs related to expansion of facilities in NALA and APJ, and greater allocations for information technology and depreciation. For the next several quarters, we expect that our spending will reflect increased amounts to support our legacy service revenue intelligence platform in addition to our recently-announced Renew OnDemand application suite as well as increased spending on deployments of our cloud applications.

Operating Expenses

	Nine Months Ended September 30,				Change	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands)
Operating expenses:
Sales and marketing	$41,158	23%	$34,664	24%	$6,494	19%
Research and development	13,295	8%	9,650	7%	3,645	38%
General and administrative	30,639	17%	24,692	17%	5,947	24%

Total operating expenses	$85,092	48%	$69,006	48%	$16,086	23%

Includes stock-based compensation of:
Sales and marketing	$5,836		$2,981		$2,855
Research and development	1,455		864		591
General and administrative	5,919		2,973		2,946

Total	$13,210		$6,818		$6,392

Sales and marketing expenses

The 19% increase in sales and marketing expenses in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, reflected higher stock-based compensation and an increase in the number of sales and marketing personnel, primarily in NALA and EMEA resulting in a $3.4 million increase in compensation. The increase also resulted from a 2.0 million increase in marketing expenses as a result of additional investments in brand development to heighten awareness and maximize the strength of our brand and an increase in allocations for facilities and IT of $0.8 million.

Research and development expenses

The increase in research and development expense in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, reflected an increase in the number of research and development personnel primarily in NALA, resulting in a $1.1 million increase in compensation, a $2.1million increase in outside consulting services related to contract research and development services and a $0.4 million increase in allocated costs. The increase was partially offset by capitalization of $5.8 million of labor and third party costs for development of internal-use software in the nine months ended September 30, 2012 compared to $3.5 million capitalized costs in the nine months ended September 30, 2011. The increase in our spending on research and development reflects our continued investment in the development of Renew OnDemand and additional cloud based applications designed to enable greater operational efficiencies and enhanced functionality for our customers.

General and administrative expenses

The 24% increase in general and administrative expense in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 reflected a $6.9 million increase in compensation due to an increase in headcount in the general and administrative functions primarily in NALA to support our global expansion, partially offset by a $0.9 million decrease in professional fees primarily related to expenses incurred in connection with our initial public offering in the first quarter of 2011.

Other Expense, Net

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Other expense, net	$304	0%	$1,011	1%	$(707)	(70)%

The decrease in other expense in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, resulted from a $0.3 million decrease in interest expense and the write-off of costs associated with the borrowing due to the repayment of outstanding balances on our term loan and borrowings under our revolving credit facility in March 2011. Also contributing to the decrease was a $0.2 million increase in interest income in the nine months ended September 30, 2012 from our short-term investments.

Income Tax (Benefit) Provision

	Nine Months Ended September 30,			% Change
	2012	2011	Change
	(in thousands)
Income tax (benefit) provision	$31,589	$(21,152)	$52,741	*

*	not meaningful

During the second quarter of 2012, a valuation allowance against our U.S. deferred tax assets was recorded in the amount of $31.8 million. Accordingly, the computation of the effective tax rate does not include US losses, nor does it include losses incurred by our Singapore subsidiary, which are offset by a full valuation allowance. Current year-to-date tax expense also reflect the reversal of prior quarter deferred tax benefits, plus tax expense in jurisdictions we have tax profitable operations.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $110.3 million, which primarily consisted of money market mutual funds held by well-capitalized financial institutions. During the quarter, we liquidated our short-term investment portfolio which consisted primarily of tax-exempt municipal bonds as well as commercial paper, with the proceeds reinvested in a money market fund with a well-capitalized domestic financial institution. The liquidation of these securities was primarily driven by the fact that we have operating losses in the U.S. and are unable to benefit from tax-exempt municipal securities which represented approximately 60 percent of our short-term investments. We anticipate re-investing a portion of its excess cash reserves with domestic fund managers during the fourth quarter of 2012.

Our quarterly cash from operations can vary significantly from period-to-period due to a number of factors including: the timing of our revenues and related customer billings; payment practices by our clients; the timing of our various operating expenses and our repayment terms with suppliers; and, the timing of payments to employees for our variable compensation arrangements.

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

Amounts outstanding on the facility at September 30, 212 consisted of a letter of credit of $850,000 as required under an operating lease agreement for office space. The loans bear interest, at our option, at a base rate determined in accordance with the Credit Agreement, minus 0.50%, or at a LIBOR rate plus 2.00%. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.45%. At September 30, 2012, the interest rate for borrowings under the facility was 2.2%.

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

Summary Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$9,154	$(14,385)
Net cash provided by (used in) investing activities	25,316	(54,677)
Net cash provided by financing activities	10,311	104,738
Net increase in cash and cash equivalents, net of impact of foreign exchange changes on cash	$44,294	$35,641

Operating Activities

Net cash provided by operating activities was $9.1 million during the nine months ended September 30, 2012. Our net loss during the period was $41.6 million, which was impacted by a valuation allowance of $33.1 million for a substantial portion of our deferred tax assets and adjusted by non-cash charges of $7.1 million for depreciation and amortization and $15.3 million for stock-based compensation. Cash provided for operations resulted from changes in our working capital, including a $5.1 million increase in other accrued liabilities. Uses of cash were related to a $4.2 million increase in accounts receivable, a $5.1 million decrease in accrued compensation and benefits largely due to bonuses that were accrued at December 30, 2011 and were paid out during the first quarter of 2012 and a $1.1 million decrease in accounts payable.

Net cash used in operating activities was $14.4 million during the nine months ended September 30, 2011. Our net income during the period was $13.5 million which reflected a one-time, non-cash tax benefit of $21.4 million as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. The net income was adjusted by non-cash charges of $7.1 million for depreciation and amortization and $8.1 million for stock-based compensation. Cash used for operations during the nine months ended September 30, 2011 principally resulted from $18.1 million in payments to Oracle/Sun Microsystems and the related settlement of accrued payables owed to Oracle/Sun Microsystems and amounts owed to us by Oracle/Sun Microsystems. Additional sources of cash resulted from changes in our working capital, including a $6.4 million decrease in accounts receivable a $3.4 million increase in accrued compensation and benefits, and a $0.8 million increase in other accrued liabilities. Uses of cash were related to a $2.2 million increase in prepaid expenses and other assets.

Investing Activities

During the nine months ended September 30, 2012 cash provided by investing activities was principally from the sales of short-term investments, net of purchases and maturities, of $42.4 million. Use of cash was related to purchases of property and equipment of $17.0 million, including costs capitalized for development of internal-use software. The $54.7 million of cash used by investing activities during the nine months ending September 30, 2011 related to the purchase of available-for-sale short-term investments of $45.9 million and to a lesser extent for purchase of property and equipment, of $8.8 million, including costs capitalized for development of internal-use software.

Financing Activities

Cash provided by financing activities was $10.3 million during the nine months ended September 30, 2012 and principally resulted from proceeds of $10.3 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.

During the nine months ended September 30, 2011, cash provided by financing activities was $104.7 million and comprised primarily of proceeds from our initial public offering, net of issuance costs, of $87.7 million, and proceeds of $22.2 million from the exercise of stock options to purchase our common stock, partially offset by $15.7 million in net payments to payoff our term loan and payment of capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and computer equipment. At September 30, 2012, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$1,440	$733	$456	$153	$98
Operating lease obligations	41,786	8,308	16,388	7,384	9,706

	$43,226	$9,041	$16,844	$7,537	$9,804

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, capitalized internal-use software and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2012 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 6, 2012.

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

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in the third quarter of 2012 would not have had a material impact on our interest income or the fair value of our marketable securities.

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

Our quarterly operating results are likely to fluctuate. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers and retain existing customers;

•	our ability to effectively sell and implement Renew OnDemand;

•	fluctuations in the value of end customer contracts delivered to us;

•	fluctuations in close rates;

•	changes in our commission rates;

•	seasonality;

•	loss of customers for any reason including due to acquisition;

•	the mix of new customers as compared to existing customers;

•	the length of the sales cycle for our solution, and our level of upfront investments prior to the period we begin generating sales associated with such investments;

•	the timing of customer payments and payment defaults by customers;

•	the amount and timing of operating costs and capital expenditures related to the operations of our business; including the development of new technologies such as Renew OnDemand;

•	the rate of expansion, productivity and realignment of our direct sales force;

•	the cost and timing of the introduction of new technologies or new services, including additional investments in Renew OnDemand;

•	general economic conditions;

•	technical difficulties or interruptions in delivery of our solution;

•	changes in foreign currency exchange rates;

•	changes in the effective tax rates;

•	regulatory compliance costs, including with respect to data privacy;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the impact of new accounting pronouncements.

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

We recently introduced Renew OnDemand, our next-generation service revenue management platform. This new platform will be the core foundation for our customer-facing cloud applications to be offered on a subscription basis, in addition to those we use for our internal operations. As of today, Renew OnDemand is largely unproven and we have little experience selling and/or implementing it for customers. We also have limited experience migrating customers from one platform to another. Given the complexity and significance of this transition, including as a result of the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if our implementations or migrations go poorly. In addition, we expect to incur additional expenses as a result of our near term plans to run dual technology platforms for several quarters as we commence the launch of Renew OnDemand while maintaining our existing technology platform, and if we experience any delay or technical problems as a result of the launch of and migration to Renew OnDemand, we may incur such expenses for much longer than anticipated. Similarly, even if the migrations go smoothly, our business operations and customer relationships will be at high risk if the new platform does not meet our performance expectations, or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue, lost customer contracts, and damage to our reputation.

Our revenue will decline if there is a decrease in the overall demand for our customers’ products and services for which we provide service revenue management.

Our revenue is based on a pay-for-performance model under which we are paid a commission based on the service contracts we sell on behalf of our customers. If a particular customer’s products or services fail to appeal to its end customers, our revenue may decline. In addition, if end customer demand decreases for other reasons, such as negative news regarding our customers or their products, unfavorable economic conditions, shifts in strategy by our customers away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our customers’ service contracts declines. Similarly, if our customers come under economic pressure, they may be more likely to terminate their contracts with as and/or seek to restructure those contracts, and for customers whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms.

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

We plan to continue to invest significant resources in research and development in order to enhance our managed services offerings, Renew OnDemand and other new offerings that will appeal to customers and potential customers. We have undertaken the development of Renew OnDemand as our new technology to offer improved and more scalable service revenue management, including enhancements to our applications. The development of new products and services entails a number of risks that could adversely affect our business and operating results, including:

•	the risk of diverting the attention of our management and our employees from the day-to-day operations of the business;

•	insufficient revenue to offset increased expenses associated with research, development, operational and marketing activities; and

•	write-offs of the value of such technology investments as a result of unsuccessful implementation or otherwise.

If Renew OnDemand or any of our other new or modified technology does not work as intended, is not responsive to user preferences or industry or regulatory changes, is not appropriately timed with market opportunity, or is not effectively brought to market, we may lose existing and potential customers or related service revenue opportunities, in which case our results of operations may suffer. The cost of future development of new service revenue management offerings or technologies also could require us to raise additional debt or equity financing. These actions could negatively impact the ownership percentages of our existing stockholders, our financial condition or our results of operations.

We plan to sell subscriptions to our cloud applications via Renew OnDemand separately from our integrated solution, which may not be successful and could impact revenue from our existing solution.

We currently derive a small portion of our revenue from subscriptions to our cloud applications for a few customers, and we plan to package and price the applications we offer on Renew OnDemand in a manner to generate more revenues from them using a subscription model. We may not find a successful market for our Renew OnDemand subscription applications. In addition, because we have limited prior experience selling technology subscriptions on a stand-alone basis, we may encounter technical and execution challenges that undermine the quality of the technology offering or cause us to fall short of customer expectations. We also have little experience in pricing our technology subscriptions separately, which could result in under pricing that damages our profit margins and other financial performance. It is also possible that selling a technology solution separate via Renew OnDemand from our integrated solution will result in a reduction in sales of our current offerings that we might otherwise have sold. An unsuccessful expansion of our business to promote a stand-alone subscription model for any of the foregoing reasons or otherwise would lead to a diversion of financial and managerial resources from our existing business and an inability to generate sufficient revenue to offset our investment costs.

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

The solution we offer is complex, and we make errors from time to time. These may include human errors made in the course of managing the sales process for our customers as we interact with their end customers, or errors arising from our technology solution as it interacts with our customers’ systems and the disparate data contained on such systems. Errors may also arise from the launch of and migration of our offerings to Renew OnDemand. The costs incurred in correcting any material errors may be substantial. In addition, as part of our business, we collect, process and analyze confidential information provided by our customers and prospective customers. Although we take significant steps to safeguard the confidentiality of customer information, we could be subject to claims that we disclosed their information without appropriate authorization or used their information inappropriately. Any claims based on errors or unauthorized disclosure or use of information could subject us to exposure for damages, significant legal defense costs, adverse publicity and reputational harm, regardless of the merits or eventual outcome of such claims.

If close rates fall short of our predictions, our customer relationships will be at risk, our revenue will suffer and our ability to grow and achieve broader market acceptance of our solution could be harmed.

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

A substantial portion of our revenue has to date come from a relatively small number of customers. For the nine months ended September 30, 2012, our top ten customers accounted for 49% of our revenue with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

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

For the nine months ended September 30, 2012, approximately 37% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We are in the process of upgrading and/or replacing various software systems and we, recently implemented a new financial ERP system. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to plan and forecast our business could be negatively impacted.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of

2010, as well as rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market LLC, impose various requirements on public companies, including establishing effective internal controls and certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources. Moreover, if we are not able to comply with the requirements of new compliance initiatives in a timely manner, the market price of our stock could decline, and we could be subject to investigations and other actions by The NASDAQ Stock Market LLC, the Securities and Exchange Commission, or other regulatory authorities, which would require additional financial and management resources.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 26% of our outstanding common stock as of September 30, 2012. As a result, these stockholders will have substantially influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date: November 9, 2012	By:	/s/ David S. Oppenheimer
David S. Oppenheimer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011

3.2(1)	Bylaws of the Company dated March 24, 2011

10.1	Credit Agreement dated as of July 5, 2012 between the Company and JPMorgan Chase Bank, National Association

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011(iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the Notes to Condensed Consolidated Financial Statements. **

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.