Form 10-K
period 2012-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2013-03-08
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was $695,671,110. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of February 28, 2013, there were approximately 76,027,756 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains certain statements that constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward looking statements are contained principally in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward looking statements include information concerning our possible or assumed future results of operations; estimates of service revenue opportunity under management; changes in market conditions that impact our ability to generate service revenue on our customers’ behalf; errors in estimates as to the service revenue we can generate for our customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of our next-generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity; competitive position; the effects of competition; industry environment; and potential growth opportunities. Forward looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “likely,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

As used herein, “ServiceSource” the “Company,” “we,” “our,” and similar terms include ServiceSource International, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

Overview

ServiceSource is the global leader in recurring revenue management, partnering with technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. We deliver these results via a cloud application and associated managed services, leveraging benchmarks and best practices derived from our rich database of service and renewal behavior. By integrating software, managed services and data, we provide end-to-end management and optimization of the service-contract renewals process, including data management, quoting, selling and recurring-revenue business intelligence. Our managed services business is built on our pay-for-performance model, whereby customers pay us a commission based on renewal sales that we generate on their behalf, enabling a success-driven, shared-risk partnership with our customers. . We launched Renew OnDemand, our cloud application built to maximize recurring revenue, in September, 2012. As of December 31, 2012, we managed over 145 engagements across more than 70 customers, representing over $8 billion in service revenue opportunity under management. Service revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell on behalf of our customers over the subsequent twelve-month period.

The scalability of our solution enables us to sell in over 40 languages from five sales centers around the globe. Our solution is designed to provide optimized recurring revenue performance across different revenue models, distribution models, and segments within technology including hardware, software, SaaS, industrial systems, technology-enabled healthcare and life sciences.

Our total revenue was $243.7 million, $205.5 million and $152.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. For summarized financial information by geographic area, see Note 13 of the Notes to Consolidated Financial Statements. For a discussion of the development of our business over the last year, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

We were incorporated in Delaware as a limited liability company in 2002 and converted to a Delaware corporation on March 24, 2011. Additional information about us is available on our website at http://www.servicesource.com. The information on our website is not incorporated herein by reference and is not a part of this Form 10-K. We make available free of charge on our corporate website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. From time to time, we may use our website as a channel of distribution of material Company information. Financial and other material information regarding our business is routinely posted on and accessible at http://ir.servicesource.com/index.cfm/.

Our Solution

Our solution is based on a decade of experience pioneering the recurring revenue management category and is designed to optimize recurring revenue performance for our customers. It addresses the critical elements of the renewals process, including data management, quoting, selling and recurring-revenue business intelligence. We believe our solution, reflects the growing trend of delivering enterprise services via the cloud. We believe this approach is critical to addressing the unique requirements of effective recurring revenue management.

The components of our solution consist of our Renew OnDemand SaaS application introduced in September 2012 and a suite of managed services. The foundation of our solution is Renew OnDemand, a SaaS-based renewal management system based on our data warehouse of transactional, analytical and industry data that grows with each service renewal transaction and customer. Our suite of cloud applications increase visibility and control of recurring revenue streams and are utilized by customers, their channel partners, end customers and our service sales teams. Our managed services including data, enablement and selling services, in which dedicated service teams have specific expertise in our customers’ businesses, are deployed under our customers’ brands and follow a sales process tailored specifically to increase service contract renewals.

Key benefits of our solution include:

Financial Benefits

•

Increased recurring revenue. Our solution is designed to increase recurring revenues for our customers. Each customer engagement begins with an in-depth analysis of customers’ current renewal rates, which we call our Service Performance Assessment (“SPA”). We actively monitor the contract renewal rates we drive on behalf of our customers in each engagement. When we generate higher renewal rates, we not only drive incremental revenue for the associated period, but also have a compounding effect in increasing the base number of contracts eligible for renewal in subsequent periods, which expands the opportunity to generate greater revenue in future periods.

•

Increased margin and profitability. We believe that the costs associated with delivering maintenance, support and subscription services by many of our customers can be relatively fixed, and thus growth of these recurring revenue streams can benefit our customers’ profitability. In addition, customers that deploy our bundled solution can avoid infrastructure expenditures and personnel costs that would otherwise be associated with managing service renewals internally. As a result, each incremental dollar of recurring revenue generated by our solution can drive greater profitability for our customers.

Operational Benefits

•

Greater business insight and analytics. Our Renew OnDemand™ Platform allows us to analyze our customers’ renewals against similar transactions and to identify areas for improvement, enabling greater insight into their renewals business. All transactions, whether or not resulting in a successful renewal by an end customer, are recorded in our platform. We leverage this platform to provide benchmarking, end customer metrics, sales efficiency data and insight into successful and unsuccessful renewal efforts. The breadth of our data allows us to provide powerful analysis across regions, industries, channel partners and product segments.

•

Greater visibility and forecasting tools. Our cloud applications deliver real-time analytics and visibility into a customer’s recurring revenue performance, sales efficiency and forecasts. We measure recurring revenue performance across dozens of Key Performance Indicators (“KPIs”) that are housed in our intelligence platform and provide real-time data to our customers through a clear and impactful web-based interface. CFOs and other executives rely on our applications to assist in forecasting their results and to measure progress against their forecasts on a real-time basis.

•

Strengthened channel loyalty. Our Channel Sales Cloud application empowers our customers’ channel partners to generate higher sales by providing accurate, real-time data on their renewal opportunities and performance relative to quota, as well as tools to sell more effectively to end customers. Our cloud applications help our customers develop a closer relationship with their channel partners and enable our customers to increase renewals through the channel.

•

Global consistency. We are able to maintain a globally consistent renewals process for our customers as all of our five sales centers leverage a unified platform. Our solution automates the application of best practices to the recurring revenue renewals process and provides all relevant constituencies with a consistent view of the data. This facilitates contract renewals and provides reliable performance management and analytics.

Our Strategy

We intend to continue our industry leadership in recurring revenue management with the following strategies:

•

Increased use and adoption of our industry-leading SaaS solution. Our Renew OnDemand service revenue management platform serves as a primary component of our solution. Offered on a subscription basis, Renew OnDemand is the core foundation of our cutomer-facing cloud applications in addition to applications we use for our internal operations. Our Renew OnDemand subscription offering is differentiated by our ability to provide a suite of managed services to create renewal ready data to enable high performance sales. As we move from one complete solution to an unbundled offering, we offer a menu of services which customers can attach to their Renew OnDemand subscriptions. These services include data services, enablement services, selling services and support services.

•

Add new customers from additional industry verticals. We recognize that recurring revenue opportunities exist in sectors beyond the traditional technology industry. Our penetration in the SaaS market has grown significantly this year. We currently have a small number of technology-enabled healthcare and life sciences and industrial systems customers for whom we manage equipment maintenance and support contracts. We believe there are additional industry verticals that can benefit from our expertise and best practices, and we intend to pursue these opportunities.

•

Expand our customer base within existing industry verticals. We believe there is a significant opportunity to increase our service revenue opportunity under management. We currently have more than 70 customers and believe there are over 800 companies in our addressable market. In addition, we intend to increase investment in our sales and marketing organization to win new customers in technology and technology-enabled industries.

•

Increase footprint with existing customers to drive greater revenue per customer. Our goal is to manage a greater portion of each customer’s recurring revenue. Typically, we initially manage one component of a customer’s recurring revenue, such as a specific product, market segment or geographic region. Because we baseline our customers’ performance prior to any engagement, we are able to quantify our results for the customer, frequently leading to an increase of revenue opportunity under management for that customer, and ultimately greater revenue.

•

Develop new functionality for Renew OnDemand. We have developed Renew OnDemand to drive increases in efficiency and help to automate tasks associated with recurring revenue management. By continuing to automate processes and innovate on our technology platform, we can lower operating costs, increase the efficiency of our solutions and ultimately enhance our profitability and cash flow.

The Components of Our Solution

Our solution consists of our Renew OnDemand Platform™ and our managed services.

Renew OnDemand Platform

Since our inception, we have developed and evolved our data capabilities which provide customers with a unified view of their data from diverse sources and leverage a data warehouse of transactional, analytical and industry information to offer a comparative view of our customers’ results against their industry peers. This information includes:

•

Transactional data. An integral part of our renewals process is the broad data capture we perform to ensure we have documented the important information about each transaction. With over four million transactions completed since inception, we have been able to build a robust data warehouse of recurring revenue and renewals information.

•

Analytical data. We track and leverage dozens of KPIs and benchmarks in our platform across our business. The data has been analyzed across a number of dimensions, such as region, customer segment, and contract dollar value, among others.

•

Industry data. At the core of our platform is a recurring revenue-specific data model and benchmarking database that allows us to extract transactional data from customers and capture other structured and unstructured analytical data in a consistent manner. This allows us to benchmark performance across industries and perform cohort analyses to understand where we can apply best practices to increase performance.

Our platform improves with every renewal we manage, every customer we engage, and every benchmarking study we complete. We believe this is the most comprehensive data warehouse built exclusively for managing and optimizing service revenue from maintenance, support and subscription agreements on behalf of third-party customers.

Renew OnDemand includes key applications that help customers increase recurring revenue and profitability, improve retention and gain unique business insights. These applications are designed to optimize specific elements of the renewals process. Our applications reflect our experience in optimizing recurring revenue and are tested for usability and impact inside our own operations. Our suite of applications includes:

•

Renew Analytics. Our Analytics application provides analysis and reporting. It delivers dashboards to view and analyze recurring revenue performance by customer, revenue tier, channel partner, product line and region. It also provides real-time visibility into expected results, conversion and up-sells, territory analysis, benchmarking and other trending reports. This tool enables the executive staff of our customers to identify trends and update sales strategies.

•

Renew Sales. This application module provides the information, best practices and automation needed by a renewal sales team in a simple, easy-to-use application built specifically for maximizing recurring revenue streams. Renew Sales automates time-consuming manual activities while providing all the essential information needed to identify opportunities and close a sale. It includes quoting, forecasting, and workflow tools as well as an analytics dashboard which allows sales people and managers the ability to view overall pipeline, top opportunities and performance trendsprofessionals.

•

Renew Ops. Renew Ops allows customers to separate selling and administrative activities so their sales people can focus on selling. Sales administration teams have a complete application to manage all operational activities and ensure tasks are completed in an accurate and timely fashion.

•

Renew Channel. Our Channel application provides channel partners and resellers with online access to their specific renewals opportunities and their performance. The application includes an executive dashboard that enables partners to view their renewals pipeline, their performance against key performance targets and how they are trending compared to previous quarters. In addition, an opportunity view allows partners to manage each upcoming renewal opportunity, find account, contact and asset information specific to that opportunity, download pre-built quotes and request assistance from us to support the sales process.

•

Renew Installed Base. Our Installed Base application provides a single repository for cleansed installed-base data and deep business intelligence to analyze the integrity and completeness of the data to flag anomalies and missing data elements and to identify cross-sell and up-sell opportunities. The application provides resellers, distributors and sales representatives with an accurate view of the installed base, including information on end customer purchases and usage. Renew Installed Base also facilitates workflow between sales representatives, channel partners and the ServiceSource sales operations teams to correct installed base data issues in the customer’s source data systems.

Managed Services

We leverage our knowledge base across critical business processes, including:

•

Service Performance Analysis. During the SPA process, we conduct interviews of our prospective customers, analyze their historical performance and future opportunity, and evaluate their service revenue business on a number of dimensions. We also use our breadth of experience to benchmark and identify service renewal opportunities, and to calculate our ability to improve performance based on our performance with similar types of businesses and opportunities.

•

Business Case, Pricing and Contract Structuring. We utilize our reservoir of data and benchmarks to estimate the critical components of the business case and pricing model that we use in discussions with prospective customers. This intelligence is fundamental to our pay-for-performance business model.

•

Service Revenue Performance. Once a partnership is in place with our customer, we leverage our data warehouse to enable, measure, analyze, benchmark, optimize and continuously improve the performance of our service sales teams.

•

Customer Benchmarking and Continuous Improvement. Our extensive renewals platform serves as the foundation to benchmark our customers’ evolving service revenue performance against industry peers and previous period performance. We convene quarterly business review meetings and annual partnership reviews with our customers to review performance, identify potential weaknesses in the renewals process and opportunities for improvement, and make recommendations that we believe will allow our customers and us to achieve higher levels of performance and efficiencies.

•

Developing and Delivering Applications. Our data warehouse that fuels the opportunity data, sales methodologies, metrics, and reporting dashboards that we engineer into our applications. Accordingly, we design our applications to leverage the transactional, analytical and industry data housed in our platform.

We employ service sales personnel that interact directly with end customers to sell service renewals. They also provide active sales enablement, support and management of channel partners. Our service sales teams act as an extension of ourcustomers’ brands.

We have developed a set of best practices that includes role specialization for selling, enablement, and data service. We believe that role specialization is a key component in driving higher recurring revenue rates. We offer a package of managed services for each of these specialized roles, and our customers can chose to purchase ala-carte or as a full pay for performance solution. They include Selling Services, Enablement Services, and Data Services. Our service sales teams are grouped into three primary areas:

•

Selling Services. We offer customers the ability to buy a high performance sales team to drive recurring revenue as part of a full pay for performance solution. Our team acts as an extension of the customer’s sales team, directly contacting end users and channel partners to drive recurring revenue, close contracts, and upsell/cross-sell additional products and services. Our sales teams are trained in our renewals sales methodology, a set of proven best practices developed over twelve years of experience focused exclusively on recurring revenue sales. They undergo extensive training on our processes, applications, and on products, competitive differentiation and value propositions of the products and services they represent. This team is backed up by our sales enablement and data services teams which are provided as separate and complementary offerings.

•

Enablement Services. We provide service revenue forecasting tailored to fit our customers’ bookings, revenue targets and specific reporting requirements. We supply a dedicated team of resources and tools to build and update customer and channel partner quotes and distribute them to the sales teams, channel partners and customers. Finally, we offer a business analytics team that provides analysis to maximize service revenue performance and provide insight into end customers, competitors and channel partners.

•

Data Services. Our specially trained data teams pull together and prepare critical renewals data from disparate sources, creating a holistic view of the recurring revenue opportunity. A single renewal often requires up to 100 data elements – 10 times more than that of a new product sale, typically from five to seven disparate systems. Our data teams merge and cleanse data, and continuously analyze data quality to track improvement over time.

Our Renew OnDemand platform, as well as our legacy cloud based solution, are hosted at third-party data centers where we employ rigorous technologies, policies and procedures to protect customer data.

Customers

We sell our solutions to technology and technology-enabled healthcare and life sciences companies. As of December 31, 2012, we managed over 145 engagements across more than 70 customers, representing over $8 billion in service revenue opportunity under management.

Our top ten customers accounted for approximately 50%, 47% and 54% of our revenue in 2012, 2011 and 2010, respectively. One customer represented over 10% of our revenue in 2012, 2011 and 2010 and another customer represented more than 10% of our revenue in 2010.

Sales and Marketing

We sell our solutions through our global sales organization. Our sales representatives are organized by geographic regions: North America and Latin America (“NALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific-Japan (“APJ”); and by industry verticals. We deploy quota-carrying sales and solution design professionals to target specific regions and industry verticals.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target sales, services, technology and finance executives within technology and technology-enabled healthcare and life sciences and industrial systems industries. Our marketing teams and programs are organized by geography and industry segment to focus on the unique needs of customers within the specific target markets.

We participate in industry trade shows and host local and regional events around the world to stimulate industry dialog on renewals and to promote ServiceSource products and services.

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

Research and Development

We focus our research and development efforts on enhancing our product and service offerings as well as complementary new capabilities as part of our proprietary solution. Our development strategy is to identify features, business intelligence, applications and other technology elements that are, or are expected to be, needed by service sales professionals, customers, channel partners and end customers to optimize service revenue performance. We are also investing in the development of additional capabilities in Renew OnDemand to serve our customers’ needs and enable greater operational efficiencies in our organization.

Our research and development expenses were $19.2 million in 2012, $13.1 million in 2011 and $7.2 million in 2010. In addition, we capitalize certain expenditures related to the development and enhancement of internal-use software. Capitalized software expenses were $6.2 million in 2012, $6.0 million in 2011, and $4.7 million in 2010.

Competition

The market for recurring revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon a variety of technologies including spreadsheets, internally-developed software and customized versions of traditional business intelligence tools and customer relationship management or enterprise resource planning software from vendors such as Oracle, SAP, salesforce.com and NetSuite. Some companies have made further investments in this area using firms such as Accenture and McKinsey for technology consulting and education services focused on service renewals. These internally-developed solutions represent the primary alternative to our integrated approach of combining software, managed services and data to provide end-to-end optimized service revenue performance.

We believe the principal competitive factors in our markets include the following:

•	service revenue industry expertise, best practices, and benchmarks;

•	performance-based pricing of solutions;

•	ability to increase service revenue and renewal rates;

•	global capabilities;

•	completeness of solution;

•	ability to effectively represent customer brands to end customers and channel partners;

•	size of upfront investment; and

•	size and financial stability of operations.

Although we believe we compete or compare favorably with respect to many of these factors and currently have few direct competitors that offer integrated solutions at our scale, we expect competition and competitive pressure, from both new and existing competitors, to increase in the future.

Intellectual Property

We rely upon a combination of copyrights, trade secrets and trademarks, in addition to contractual restrictions such as confidentiality agreements, to establish and protect our proprietary rights. We currently have one registered copyright in the United States and one pending patent application in the United States. We also have registered trademarks for “ServiceSource” in the United States, the European Community, Japan, Singapore and Australia. In addition, we have registered trademarks and pending trademark applications for a number of product names in various jurisdictions.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology and/or brand names to develop products with the same functionality as our solution. Policing unauthorized use of our technology is difficult. The laws of other countries in which we market our solutions may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop technologies equivalent or superior to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

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

Employees

As of December 31, 2012, we had 2,609 employees. None of our employees is represented by a labor union with respect to his or her employment with us.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations, cash flows, the trading price of our common stock could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition, results of operations, cash flows, the trading price of our common stock.

Risks Related to Our Business and Industry

Our quarterly results of operations may fluctuate as a result of numerous factors, many of which may be outside of our control.

Our quarterly operating results are likely to fluctuate. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers;

•	our ability to retain existing customers and/or maintain the size of our engagements with those customers;

•	the renewal rates we achieve early in an engagement and the time it takes to achieve the close rates expected for the term of the engagement;

•	our ability to effectively sell and implement Renew OnDemand;

•	fluctuations in the value of end customer contracts delivered to us;

•	fluctuations in close rates;

•	changes in our commission rates;

•	seasonality;

•	loss of customers for any reason including due to acquisition;

•	the mix of new customers as compared to existing customers;

•	the length of the sales cycle for our solution, and our level of upfront investments prior to the period we begin generating revenue associated with such investments;

•	the timing of customer payments and payment defaults by customers;

•	the amount and timing of operating costs and capital expenditures related to the operations of our business, including the development of new technologies such as Renew OnDemand;

•	the rate of expansion, productivity and realignment of our direct sales force;

•	the cost and timing of the introduction of new technologies or new services, including additional investments in Renew OnDemand;

•	general economic conditions;

•	technical difficulties or interruptions in delivery of our solution;

•	changes in foreign currency exchange rates;

•	changes in tax rates;

•	regulatory compliance costs, including with respect to data privacy;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the impact of new accounting pronouncements.

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

We recently introduced Renew OnDemand, our next-generation service revenue management platform. This new platform is offered on a subscription basis and will be the core foundation for our customer-facing cloud applications, in addition to applications we use for our internal operations. As of today, Renew OnDemand is largely unproven and we have little experience selling and/or implementing it for customers. We also have limited experience migrating customers from one platform to another. Given the complexity and significance of this transition, including as a result of the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if our implementations or migrations are poorly executed. In addition, we expect to incur additional expenses as a result of our near term plans to run dual technology platforms for several quarters as we move toward broad adoption of Renew OnDemand while maintaining our existing technology platform. Additionally, if we experience any delay or technical problems as a result of moving to Renew OnDemand, we may incur such expenses for much longer than anticipated. Similarly, even if the transition to Renew OnDemand is properly executed, our business operations and customer relationships will be at high risk if the new platform does not meet our performance expectations, or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue and customer contracts and damage to our reputation.

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

The market for service revenue management is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to manage the sales of their support, maintenance and subscription contracts. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal service revenue organizations—or in some cases have built or modified software applications to help manage renewals—and therefore may be reluctant to switch to a solution such as ours. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their sales activities and customer relations, concerns about end customer reaction, a belief that they can sell their support, maintenance and subscription services more cost-effectively using their internal sales organizations, perceptions about the expenses associated with changing to a new approach and the timing of expenses once they adopt a new approach, general reluctance to adopt any new and different approach to old ways of doing business, or other considerations that may not always be evident. New concerns or considerations may also emerge in the future. Particularly because our market is relatively undeveloped, we must address our potential customers’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage the sales of support, maintenance and subscription contracts. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our solution are compelling, then the market for our solution may not develop as we anticipate and our business will not grow.

Delayed or unsuccessful investment in new technology, services and markets may harm our financial results.

We plan to continue investing significant resources in research and development in order to enhance Renew OnDemand, our managed services offerings, and other new offerings that will appeal to customers and potential customers. We have undertaken the development of Renew OnDemand as our new technology to offer improved and more scalable service revenue management, including enhancements to our applications. The development of new products and services entails a number of risks that could adversely affect our business and operating results, including:

•	the risk of diverting the attention of our management and our employees from the day-to-day operations of the business;

•	insufficient revenue to offset increased expenses associated with research, development, operational and marketing activities; and

•	write-offs of the value of such technology investments as a result of unsuccessful implementation or otherwise.

If Renew OnDemand or any of our other new or modified technology does not work as intended, is not responsive to user preferences or industry or regulatory changes, is not appropriately timed with market opportunity, or is not effectively brought to market, we may lose existing and potential customers or related service revenue opportunities, in which case our results of operations may suffer. The cost of future development of new service revenue management offerings or technologies also could require us to raise additional debt or equity financing. These actions could be dilutive to our existing stockholders and negatively impact our financial condition or our results of operations.

We plan to sell subscriptions to our cloud applications via Renew OnDemand separately from our integrated solution, which may not be successful and could impact revenue from our existing solution.

We currently derive a small portion of our revenue from subscriptions to our cloud applications for a few customers, and we plan to package and price the applications we offer on Renew OnDemand on a subscription model. We may not find a successful market for our Renew OnDemand subscription applications. In addition, because we have limited prior experience selling technology subscriptions on a stand-alone basis, we may encounter technical and execution challenges that undermine the quality of the technology offering or cause us to fall short of customer expectations. We also have little experience pricing our technology subscriptions separately, which could result in under pricing that damages our profit margins and financial performance. It is also possible that selling a technology solution separate via Renew OnDemand from our integrated solution will result in a reduction in sales of our current offerings that we might otherwise have sold. An unsuccessful expansion of our business to promote a stand-alone subscription model for any of the foregoing reasons or otherwise would lead to a diversion of financial and managerial resources from our existing business and an inability to generate sufficient revenue to offset our investment costs.

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

Service revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell on behalf of our customers over the subsequent twelve-month period. Opportunity under management is not a measure of our expected revenue. We estimate the value of such end customer contracts based on a combination of factors, including the value of end-customer contracts made available to us by customers in past periods; the minimum value of end-customer contracts that our customers are required to give us the opportunity to sell pursuant to the terms of their contracts with us; periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by customers; the value of end customer contracts included in the SPA; and, collaborative discussions with our customers assessing their expectations as to the value of service contracts that they will make available to us for sale. While the minimum value of end customer contracts that our customers are required to give us represents a portion of our estimated opportunity under management, a significant portion of the opportunity under management is estimated based on the other factors described above.

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

Our solution involves the storage and transmission of the proprietary information and protected data that we receive from our customers. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. If our security measures are breached or fail as a result of third-party action, employee negligence, error, malfeasance or otherwise, unauthorized access to customer or end customer data may occur. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or implement adequate protective measures. Our security measures may not be effective in preventing these types of activities, and the security measures of our third-party data centers and service providers may not be adequate.

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

If close rates fall short of our estimates, our customer relationships will be at risk, our revenue will suffer and our ability to grow and achieve broader market acceptance of our solution could be harmed.

Given our pay-for-performance pricing model, our revenue is directly tied to close rates. Close rates represent the percentage of the actual opportunity delivered that we renew on behalf of our customers. If the close rate for a particular customer is lower than anticipated, then our revenue for that customer will also be lower than projected. If close rates fall short of expectations across a broad range of customers, or if they fall below expectations for a particularly large customer, then the impact on our revenue and our overall business will be significant. In the event close rates are lower than expected for a given customer, our margins will suffer because we will have already incurred a certain level of costs in both personnel and infrastructure to support the engagement. This risk is compounded by the fact that many of our customer relationships are terminable if we fail to meet certain specified sales targets over a sustained period of time. If actual close rates fall to a level at which our revenue and customer contracts are at risk, then our financial performance will decline and we will be severely compromised in our ability to retain and attract new customers. Increasing our customer base and achieving broader market acceptance of our solution depends, to a large extent, on how effectively our solution increases service sales. As a result, poor performance with respect to our close rates, in addition to causing our revenue, margins and earnings to suffer, will likely damage our customer relationships and overall reputation, and prevent us from effectively developing and maintaining awareness of our brand or achieving widespread acceptance of our solution, in which case we could fail to grow our business and our revenue, margins and earnings would suffer.

If we are unable to compete effectively against current and future competitors, our business and operating results will be harmed.

The market for service revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon technology ranging from Excel spreadsheets to internally-developed software to customized versions of traditional business intelligence tools and CRM or ERP software from vendors such as Oracle, SAP, salesforce.com and NetSuite. Some companies have made further investments in this area using firms such as Accenture and McKinsey for technology consulting and education services focused on service renewals. These internally-developed solutions represent the primary alternative to our offerings. We also face direct competition from smaller companies that offer specialized service revenue management solutions, typically providing technology for use by their customers’ internal sales personnel.

We believe the principal competitive factors in our markets include the following:

•	service revenue industry expertise, best practices, and benchmarks;

•	quality and reliability of software offerings;

•	marketing resources and capabilities;

•	performance-based pricing of solutions;

•	ability to increase service revenue, renewal rates, and close rates;

•	global capabilities;

•	completeness of solution;

•	ability to effectively represent customer brands to end customers and channel partners;

•	size of upfront investment; and

•	size and financial stability of operations.

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

A substantial portion of our revenue has to date come from a relatively small number of customers. For the year ended December 31, 2012, our top ten customers accounted for 50% of our revenue with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we cannot scale our operations and increase productivity, we may be unsuccessful in implementing our business plan.

Anticipated growth in our customer base will place a strain on our management, administrative, operational and financial infrastructure. We expect that additional investments in sales personnel, information technology, infrastructure and research and development spending will be required to:

•	further develop and enhance Renew OnDemand and our other offerings;

•	address the needs of our customers;

•	scale our operations and increase productivity;

•	develop new technology; and

•	expand our markets and opportunity under management, including into new industry verticals and geographic areas.

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

Consolidation among technology companies in our target market has been robust in recent years, and this trend poses a risk for us. Acquisitions of our customers could lead to cancellation of our contracts with those customers by the acquiring companies and could reduce the number of our existing and potential customers. For example, Oracle has acquired a number of our customers in recent years, including our then-largest customer, Sun Microsystems, in January 2010. Oracle has elected to terminate our service contracts with each customer because Oracle conducts its service revenue management internally. If mergers and acquisitions continue, we expect that some of the acquiring companies, and Oracle in particular, will terminate, renegotiate and/or elect not to renew our contracts with the companies they acquire, which would reduce our revenue.

We enter into long-term, commission-based contracts with our customers, and our failure to correctly price these contracts may negatively affect our profitability.

We enter into long-term contracts with our customers that are priced based on multiple factors determined in large part by the SPA we conduct for our customers. These factors include opportunity size, anticipated close rates and expected commission rates at various levels of sales performance. Some of these factors require forward-looking assumptions that may prove incorrect. If our assumptions are inaccurate, or if we otherwise fail to correctly price our customer contracts, particularly those with lengthy contract terms, then our revenue, profitability and overall business operations may suffer. Further, if we fail to anticipate any unexpected increase in our cost of providing services, including the costs for employees, office space or technology, we could be exposed to risks associated with cost overruns related to our required performance under our contracts, which could have a negative effect on our margins and earnings.

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

The contracts that we enter into with our customers provide for sharing of information with respect to forecasts and plans for the renewal of maintenance, support and subscription agreements of our customers. Our customers may use such forecasted data for a variety of purposes related to their business. Our forecasts are based upon the data our customers provide to us, and are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. In addition, these forecasted expectations are based upon historical trends and data that may not be true in subsequent periods. Any material inaccuracies related to these forecasts could lead to claims on the part of our customers related to the accuracy of the forecasted data we provide to them, or the appropriateness of our methodology. Any liability that we incur or any harm to our brand that we suffer because of inaccuracies in the forecasted data we provide to our customers could impact our ability to retain existing customers and harm our business.

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

We derive substantially all of our revenue from customers in certain sectors in the technology and technology-enabled healthcare and life sciences industries, and an important part of our strategy is to expand our existing customer base and win new customers in these industries. In addition, because of the service revenue opportunities that we believe exist beyond these industries, we intend to target new customers in additional industry vertical markets, such as technology-enabled building services. In connection with the expansion of our target markets, we may not have familiarity with such additional industry verticals, and our execution of such expansion could face risks where our experience base is less developed within a particular new vertical. We may encounter customers in these previously untapped markets that have different pricing and other business sensitivities than we are used to managing. As a result of these and other factors, our efforts to expand our solution to additional industry vertical markets may not succeed, may divert management resources from our existing operations and may require us to commit significant financial resources to unproven parts of our business, all of which may harm our financial performance.

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

We face a variable selling cycle to secure new customer agreements, typically spanning a number of months and requiring our effort to obtain and analyze our prospect’s business through the SPA, for which we are not paid. We recently have also experienced a lengthening of our sales cycles reflecting the hiring of a number of new sales personnel in the past eighteen months who are new to selling our solution as well as slower decision making by a few end customers as well as other end customers considering renewals of large, multi-year contracts. This has adversely affected the conversion rates of new customer contracts. Moreover, even if we succeed in developing a relationship with a potential new customer, the scope of the potential subscription or service revenue management engagement frequently changes over the course of the business discussions and, for a variety of reasons, our sales discussions may fail to result in new customer acquisitions. Consequently, we have only a limited ability to predict the timing and size of specific new customer relationships.

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

In general, our customer engagements are complex and may require lengthy and significant work to implement our offerings. We also have limited experience implementing our Renew OnDemand platform. As a result, we generally incur sales and marketing expenses related to the commissions owed to our sales representatives and make upfront investments in technology and personnel to support the engagements one to three months before we begin selling end customer contracts. Each customer’s situation may be different, and unanticipated difficulties and delays may arise as a result of our failure, or that of our customer, to meet respective implementation responsibilities. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs without yet generating revenue, and our relationships with some of our customers may be adversely impacted.

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

It can take twelve months or longer before our internal sales representatives are fully trained and productive in selling our solution to prospective customers. This long ramp period presents a number of operational challenges as the cost of recruiting, hiring and carrying new sales representatives cannot be offset by the revenue such new sales representatives produce until after they complete their long ramp periods. Further, given the length of the ramp period, we often cannot determine if a sales representative will succeed until he or she has been employed for a year or more. If we cannot reliably develop our sales representatives to a productive level, or if we lose productive representatives in whom we have heavily invested, our future growth rates and revenue will suffer.

If we lose our top executives, or if we are unable to attract, hire, integrate and retain key personnel and other necessary employees, our business will be harmed.

Our future success depends on the continued contributions of our executives, each of whom may be difficult to replace. Our future success also depends in part on our ability to attract, hire, integrate and retain qualified service sales personnel, sales representatives and management-level employees to oversee such sales forces in addition to marketing, research and development and general and administrative personnel to support our global operation. In particular, Michael Smerklo, our chairman of the board of directors and chief executive officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of Mr. Smerklo’s services or those of our other executives, or our inability to continue to attract and retain high-quality talent, could harm our business.

We depend on revenue from sources outside the United States, and our international business operations and expansion plans are subject to risks related to international operations, and may not increase our revenue growth or enhance our business operations.

For the year ended December 31, 2012, approximately 38% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

Our growth strategy includes further expansion into international markets. Our international expansion may require significant additional financial resources and management attention, and could negatively affect our financial condition, cash flows and operating results. In addition, we may be exposed to associated risks and challenges, including:

•	the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated expenses;

•	difficulties in staffing and managing foreign operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	new and different sources of competition;

•	weaker protection for our intellectual property than in the United States and practical difficulties in enforcing our rights abroad;

•	laws and business practices favoring local competitors;

•	compliance obligations related to multiple, conflicting and changing foreign governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	adverse tax consequences; and

•	unstable regional economic and political conditions.

We cannot assure you we will succeed in creating additional international demand for our solution or that we will be able to effectively sell service agreements in all of the international markets we enter.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we incur significant legal, accounting and other expenses, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market LLC, impose various requirements on public companies, including establishing effective internal controls and certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources. Moreover, if we are not able to meet new compliance requirements in a timely manner, the market price of our stock could decline, and we could be subject to investigations and other actions by The NASDAQ Stock Market LLC, the Securities and Exchange Commission, or other regulatory authorities, which would require additional financial and management resources.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

While we have determined that our internal control over financial reporting was effective as of December 31, 2012, as indicated in our Management Report on Internal Control over Financial Reporting, included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert such internal control is effective at such time. If we are unable to assert that our internal control over financial reporting is effective at year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

Changes in the U.S. and foreign legal and regulatory environment that affect our operations, including those relating to privacy, data security and cross-border data flows, could pose a significant risk to us by disrupting our business and increasing our expenses.

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

We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms to protect our intellectual property rights, all of which provide only limited protection. Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to protect or effectively enforce our intellectual property rights, others may be able to compete against us using intellectual property that is the same as or similar to our own. In addition, we cannot assure you that our intellectual property rights are sufficient to provide us with a competitive advantage against others who offer services similar to ours.

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

Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition. Monitoring infringement of our intellectual property rights can be difficult and costly, and enforcement of our intellectual property rights may require us to bring legal actions against infringers. Infringement actions are inherently uncertain and therefore may not be successful, even when claims are meritorious. Even if such actions are successful, they may require a substantial amount of resources and divert our management’s attention.

Claims by others that we infringe or violate their intellectual property could force us to incur significant costs and require us to change the way we conduct our business.

Numerous technology companies including potential competitors protect their intellectual property rights by means such as patents, trade secrets, copyrights and trademarks. We have not conducted an independent review of patents issued to third parties. Additionally, because patent applications in the United States and many other jurisdictions are kept confidential for some period of time before they are published, we may be unaware of pending patent applications that relate to our proprietary technology. From time to time we may receive letters from other parties alleging, or inquiring about, possible breaches of their intellectual property rights.

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

We conduct operations throughout the world, including our headquarters in the United States and operations in Ireland, Malaysia, Singapore and the United Kingdom. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, labor issues, terrorism, natural disasters and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our solution or meet our contractual obligations, the cost of our solution, customer satisfaction, our ability to attract or maintain customers, and, ultimately, our profits.

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

The technology we currently use, which includes our Renew OnDemand platform, may contain or develop unexpected defects or errors. There can be no assurance that performance problems or defects in our technology will not arise in the future. Errors may result from receipt, entry or interpretation of customer or end customer information or from the interface of our technology with legacy systems and data that are outside of our control. Despite testing, defects or errors may arise in our solution. Any defects and errors that we discover in our technology and any failure by us to identify and effectively address them could result in loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation, and increased costs. Defects or errors in our technology may discourage existing or potential customers from contracting with us. Correction of defects or errors could prove impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

Disruptions in service or damage to the data center that hosts our data and our locations could adversely affect our business.

Our operations depend on our ability to maintain and protect our data servers and cloud applications, which are located in data centers operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third-party data centers. In addition, our information technologies and systems, as well as our data center, are vulnerable to damage or interruption from various causes, including natural disasters, war and acts of terrorism and power losses, computer systems failures, Internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. Although we conduct business continuity planning and maintain certain insurance for certain events, the situations for which we plan, and the amount of insurance coverage we maintain, may prove inadequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in the delivery of the solutions we offer to our customers. Any of these events could impair or prohibit our ability to provide our solution, reduce the attractiveness of our solution to current or potential customers and adversely impact our financial condition and results of operations.

In addition, despite the implementation of security measures, our infrastructure, data centers, operations and other centers or systems that we interface with, including the Internet and related systems, may be vulnerable to physical intrusions, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties.

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

Additional government regulations may reduce the size of the market for our solution, harm demand for our solution and increase our costs of doing business.

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

We operate service sales centers in multiple locations. Some of the jurisdictions in which we operate, such as Ireland, give us the benefit of either relatively low tax rates, tax holidays or government grants, in each case, that are dependent on how we operate or how many jobs we create and employees we retain. We plan on utilizing such tax incentives in the future as opportunities are made available to us. Any failure on our part to operate in conformity with applicable requirements to remain qualified for any such tax incentives or grants may result in an increase in our taxes. In addition, jurisdictions may choose to increase rates at any time due to economic or other factors, such as the current economic situation in Ireland. Any such rate increases may harm our results of operations.

In addition, we may lose sales or incur significant costs should various tax jurisdictions impose taxes on either a broader range of services or services that we have performed in the past. We may be subject to audits of the taxing authorities in the jurisdictions where we do business that would require us to incur costs in responding to such audits. Imposition of such taxes on our services could result in substantial unplanned costs, would effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

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

We may be exposed to various risks related to legal proceedings or claims that could adversely affect our operating results.

From time to time, we may be party to lawsuits in the normal course of its business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions initiated by us, can often be expensive and time-consuming. Unfavorable outcomes from any claims and/or lawsuits could adversely affect our business, results of operations, or financial condition, and we could incur substantial monetary liability and/or be required to change its business practices.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. Further, our common stock has a limited trading history. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us as discussed in more detail elsewhere in these “Risk Factors;”

•	failure to achieve our revenue or earnings expectations, or those of investors or analysts;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	recruitment or departure of key personnel;

•	investors’ general perception of us;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity;

•	the volume of trading in our common stock, including sales upon exercise of outstanding options;

•	sales of shares of our common stock by existing stockholders;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	actual or perceived changes in general economic, industry and market conditions.

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

From time to time, we may release financial guidance or other forward looking statements in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance will be based on forecasts prepared by our management. These forecasts are not prepared with a view toward compliance with published accounting guidelines, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the forecasts and, accordingly, no such person expresses any opinion or any other form of assurance with respect to such forecasts. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of any future guidance furnished by us may not materialize or may vary significantly from actual future results.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 20% of our outstanding common stock as of December 31, 2012. As a result, these stockholders will have a substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If any of these analysts cease coverage of us, the trading price and trading volume of our stock could be negatively impacted. If analysts downgrade our stock or publish unfavorable research about our business, our stock price would also likely decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and principal administrative, sales and marketing and product development operations are located in San Francisco, California. We also have five globally distributed sales centers. We have two sales centers in North America located in Denver and Nashville. We have additional international sales centers in Dublin, Ireland; Liverpool, United Kingdom; and Singapore. We also have a global sales operations center in Kuala Lumpur, Malaysia. We use this center to centralize key contract renewal processes that do not require regional expertise, such as customer data management and quoting. We do not own any real estate. All of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

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

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “SREV” since it began trading on March 25, 2011. Our initial public offering was priced at $10.00 per share on March 24, 2011. The following table sets forth, for the time period indicated, the high and low closing prices of our common stock as reported on The NASDAQ Global Market.

	2012
	High	Low
First Quarter	$17.71	$14.98
Second Quarter	$16.70	$11.41
Third Quarter	$13.78	$7.76
Fourth Quarter	$10.65	$4.18

	2011
	High	Low
First Quarter (from March 25, 2011)	$12.43	$11.53
Second Quarter	$22.22	$11.75
Third Quarter	$22.29	$12.80
Fourth Quarter	$15.84	$12.08

Holders

As of February 28, 2013, there were 111 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit facility contains certain restrictions on our ability to declare and pay cash dividends on our capital stock.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of ServiceSource under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from March 25, 2011(the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2012, of the cumulative total return for (1) our common stock, (2) the Morgan Stanley Technology Index, and (3) the NASDAQ Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ

Composite Index and the Morgan Stanley Technology Index assume reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

	ServiceSource	Morgan Stanley Technology Index	NASDAQ Composite Index
3/25/2011	100.00	100.00	100.00
6/30/2011	182.43	96.60	99.73
9/30/2011	108.46	81.85	86.85
12/30/2011	128.82	86.49	93.67
3/30/2012	127.09	105.28	111.16
6/29/2012	113.71	94.60	105.54
9/28/2012	84.36	100.52	112.05
12/31/2012	48.03	100.73	108.57

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

Our follow-on offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-175626) that was declared effective by the Securities and Exchange Commission on July 28, 2011, which registered an aggregate of 10,350,000 shares of our common stock, including 1,372,061 shares of common stock sold by us (inclusive of 1,350,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) and 8,977,939 shares of common stock sold by the selling stockholders. The price of the shares sold in the offering was $17.50 per share. The total gross proceeds from the offering to us were $24.0 million. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $23.0 million. We did not receive any proceeds from the sales of shares by the selling stockholders (other than approximately $2.9 million in additional cash received from the exercise of stock options by certain of the selling stockholders). The underwriters of the offering were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities, Inc., Piper Jaffrey & Co., JMP Securities LLC, William Blair & Company, L.L.C., Lazard Capital Markets LLC, Oppenheimer & Co., Wells Fargo Securities and Credit Agricole CIB. Following the sale of the shares in connection with the closing of our follow-on offering, the offering terminated.

There was no material change in the use of proceeds from our initial and follow-on public offerings as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through December 31, 2012, we have used the net proceeds of the offering for repayment of a term-loan and borrowing under a revolving credit facility and for working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the year ending December 31, 2012.

We launched in December 2012 and completed in January 2013 a stock option exchange program pursuant to which eligible employees were able to exchange certain outstanding out-of-the money stock options with an exercise price greater than $6.03 per share for a lesser amount of new stock options. See Note 10 to the of the Notes to Consolidated Financial Statements for a description of this stock option exchange program.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Net revenue	$243,703	$205,501	$152,935	$110,676	$100,280
Cost of revenue(1)	136,321	113,406	90,048	58,877	56,965

Gross profit	107,382	92,095	62,887	51,799	43,315

Operating expenses
Sales and marketing(1)	56,925	48,520	35,119	23,182	20,486
Research and development(1)	19,255	13,073	7,188	2,054	1,160
General and administrative(1)	41,135	33,647	19,378	13,777	10,571
Amortization of intangible assets(1)	—	—	—	68	857

Total operating expenses	117,315	95,240	61,685	39,081	33,074

Income (loss) from operations	(9,933)	(3,145)	1,202	12,718	10,241
Interest expense	(236)	(503)	(1,271)	(1,116)	(2,209)
Other income (expense), net	(538)	(624)	(351)	639	(2,058)

Income (loss) before provision for (benefit from) income taxes	(10,707)	(4,272)	(420)	12,241	5,974
Income tax provision (benefit)	31,107	(19,383)	2,147	1,866	1,153

Net income (loss)	$(42,814)	$15,111	$(2,567)	$10,375	$4,821

Net income (loss) per common share:
Basic	$(0.58)	$0.23	$(0.04)	$0.18	$0.09

Diluted	$(0.58)	$0.21	$(0.04)	$0.18	$0.08

Cash distributions per common share(2)	$—	$—	$0.04	$—	$0.09

Weighted-average shares used in computing net income (loss) per common share:
Basic	74,270	66,656	57,284	56,750	56,209

Diluted	74,270	73,585	57,284	58,912	58,733

(1)	Reported amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$2,772	$1,877	$1,126	$914	$1,271
Sales and marketing	8,146	4,456	2,993	2,340	1,570
Research and development	1,880	1,167	803	541	—
General and administrative	8,077	4,099	3,167	2,265	2,608

Total stock-based compensation	$20,875	$11,599	$8,089	$6,060	$5,449

(2)

Pursuant to our previous limited liability company agreement, we were required to pay cash distributions to our members to fund their tax obligations in respect of their equity interests. All other distributions are determined by our directors in their sole discretion. Tax distributions to members were $0, $0, $2.5 million, $0 and $5.2 million in 2012, 2011, 2010, 2009 and 2008, respectively. Effective with our initial public offering, we converted from a limited liability company into a Delaware corporation.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$109,442	$108,865	$22,652	$13,169	$3,780
Working capital	149,431	134,796	18,135	19,099	12,319
Total assets	224,472	238,961	108,103	69,580	51,712
Term loan, current and non-current	—	—	15,459	16,835	19,625
Obligations under capital leases, current and non-current	964	1,664	1,759	773	151
Total members’/stockholders’ equity	186,927	197,016	33,884	30,331	13,482

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our annual consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K.

This discussion contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on behalf of our customers; errors in estimates as to the service revenue we can generate for our customers; our ability to attract new customers and retain existing customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of our next-generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity; our competitive position; the effects of competition; industry environment; and potential growth opportunities. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Annual Report on Form 10-K titled “Risk Factors”. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are the global leader in recurring revenue management, partnering with technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. We deliver these results via a cloud application with a suite of managed services through dedicated service teams, leveraging benchmarks and best practices derived from our rich database of service and renewal behavior. By integrating software, managed services and data, we provide end-to-end management and optimization of the service-contract renewals process, including data management, quoting, selling and recurring-revenue business intelligence. Our business is built on our pay-for-performance model, whereby customers pay us a commission based on renewal sales that we generate on their behalf, enabling a success-driven, shared-risk partnership with our customers. We recently began to unbundle our renewal management software and offer as a Software-As-A-Service (“SaaS”) solution to customers. We believe selling software subscription as a stand-alone SaaS offering will be an important part of our business over time. As of December 31, 2012, we managed over 145 engagements across more than 70 customers, representing over $8 billion in service revenue opportunity under management.

We were formed in November 2002 as a limited liability company, and shortly thereafter we purchased certain assets of a business originally started by service sales representatives from a major technology company. Since then we have refined our business model, developed and expanded our service sales teams, and our suite of cloud based applications, and opened additional sales centers in the United States, Europe and Asia and a global sales operations center in Kuala Lumpur, Malaysia. We broadened our customer focus from technology companies to also include technology-enabled healthcare and life sciences and industrial systems companies. We have experienced rapid growth in our operations in recent periods, as indicated by the following:

•	Our revenue has increased from $205.5 million in 2011 to $243.7 million in 2012, representing an increase of 19%.

•	Our engagements have grown from approximately 120 as of December 31, 2011 to over 145 as of December 31, 2012.

Over the past several quarters, we have invested a substantial portion of our research and development resources toward the development of Renew OnDemand, a cloud application purpose-built to maximize recurring revenues. Total spending on research and development, including amounts capitalized as internal-use software, were $11.9 million, $19.1 million and $25.4 million for the years ended December 31, 2010, 2011 and 2012, respectively.

We currently derive a small portion of our revenue from subscriptions to our legacy cloud applications. With the launch of Renew OnDemand, we have gone to market with two distinct offerings. First, our Renew OnDemand SaaS solution and its cloud applications. And second, a menu of services, including data services, enablement services, selling services and support services which customers can attach to their SaaS subscription. We believe our strategy of combing subscriptions to our cloud applications with a suite of managed services provides our customers with software and services needed to maximize renewals of subscriptions, maintenance and support contracts.

To date, a limited number of customers are using our Renew OnDemand platform to manage their recurring revenues. As a result, Renew OnDemand is largely unproven and we have little experience implementing it with customers. Accordingly, we intend to control the pace of customer deployments in the first half of 2013 to ensure the successful rollout of our cloud applications. As the year progresses, we expect most new engagements will have a Renew OnDemand commercial subscription relationship even for customers that continue to choose our full pay-for-performance offering.

As we move to an unbundled solution of software and services, we anticipate significant investments in implementation resources as well as support and training functions, all of which will adversely impact our gross profit in the near term. We also expect to incur additional expenses as a result of running dual technology platforms for the next several quarters as we move toward broad adoption of Renew OnDemand while also maintaining our legacy technology platform. In addition, we anticipate our our total spending on research and development will increase in absolute dollars in 2013 relative to 2012 as we invest in our suite of cloud application.

Key Business Metrics

In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under, “Basis of Presentation.” These key metrics include service revenue opportunity under management and number of engagements.

Service Revenue Opportunity Under Management. At December 31, 2012, we estimated our opportunity under management to be over $8 billion. Service revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell on behalf of our customers over the subsequent twelve-month period. Opportunity under management is not a measure of our expected revenue. In addition, opportunity under management reflects our estimate for a forward twelve-month period and should not be used to estimate our opportunity for any particular quarter within that period. The value of end customer contracts actually delivered during a twelve-month period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our customers and their end customers.

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

When estimating service revenue opportunity under management, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given twelve-month period to differ from our estimate of opportunity under management. These factors include:

•	the extent to which customers deliver a greater or lesser value of end customer contracts than may be required or otherwise expected;

•	roll-overs of unsold service contract renewals from prior periods to the current period or future periods;

•	changes in the pricing or terms of service contracts offered by our customers;

•	increases or decreases in the end customer base of our customers;

•	the extent to which the renewal rates we achieve on behalf of a customer early in an engagement affect the amount of opportunity that the customer makes available to us later in the engagement;

•	customer cancellations of their contracts with us; and

•	changes in our customers’ businesses, sales organizations, management, sales processes or priorities.

Our revenue also depends on our close rates and commissions. Our close rate is the percentage of opportunity under management that we renew on behalf of our customers. Our commission rate is an agreed-upon percentage of the renewal value of end customer contracts that we sell on behalf of our customers.

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

Number of Engagements. We track the number of engagements we have with our customers. We often have multiple engagements with a single customer, particularly where we manage the sales of service renewals relating to different product lines, technologies, types of contracts or geographies for the customer. When the set of renewals we manage on behalf of a customer is associated with a separate customer contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a service sales team to manage the renewals, we designate the set of renewals, and associated revenues and costs to us as a unique engagement. For example, we may have one engagement consisting of a service sales team selling maintenance contract renewals of a particular product for a customer in the United States and another engagement consisting of a sales team selling warranty contract renewals of a different product for the same customer in Europe. These would count as two engagements. We had approximately 145, 120 and 100 engagements as of December 31, 2012, 2011 and 2010, respectively.

Factors Affecting our Performance

Sales Cycle. We sell our integrated solution through our sales organization. At the beginning of the sales process, our quota-carrying sales representatives contact prospective customers and educate them about our offerings. Educating prospective customers about the benefits of our solution can take time, as many of these prospects have not historically relied upon integrated solutions like ours for service revenue management, nor have they typically put out a formal request for proposal or otherwise made a decision to focus on this area. As part of our sales process, we utilize our solutions design team to perform a Service Performance Analysis (“SPA”) of our prospect’s service revenue. The SPA includes an analysis of best practices and benchmarks the prospect’s service revenue against industry peers. Through the SPA process, which typically takes several weeks, we are able to assess the characteristics and size of the prospect’s service revenue, identify potential areas of performance improvement, and formulate our proposal for managing the prospect’s service revenue. The length of our sales cycle for a new customer, inclusive of the SPA process and measured from our first formal discussion with the customer until execution of a new customer contract, is typically longer than six months and has increased in recent periods.

We generally contract with new customers to manage a specified portion of their service revenue opportunity, such as the opportunity associated with a particular product line or technology, contract type or geography. We negotiate the engagement-specific terms of our customer contracts, including commission rates, based on the output of the SPA, including the areas identified for improvement. Once we demonstrate success to a customer with respect to the opportunity under contract, we seek to expand the scope of our engagement to include other opportunities with the customer. For some customers, we manage all or substantially all of their service contract renewals.

Implementation Cycle. After entering into an engagement with a new customer, and to a lesser extent after adding an engagement with an existing customer, we incur sales and marketing expenses related to the commissions owed to our sales personnel. The commissions are based on the estimated total contract value, with a material portion of the commission expensed upfront with the remaining portion expensed over a period of eight to fourteen months. We also make upfront investments in technology and personnel to support the engagement. These expenses are typically incurred one to three months before we begin generating sales and recognizing revenue. Accordingly, in a given quarter, an increase in new customers, and, to a lesser extent, an increase in engagements with existing customers, or a significant increase in the contract value associated with such new customers and engagements, will negatively impact our gross margin and operating margins until we begin to achieve anticipated sales levels associated with the new engagements, which is typically two-to-three quarters after we begin selling contracts on behalf of our customers.

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

We invoice our customers on a monthly basis based on commissions we earn during the prior month, and with respect to performance-based commissions, on a quarterly basis based on our overall performance during the prior quarter. Amounts invoiced to our customers are recognized as revenue in the period in which our services are performed or, in the case of performance commissions, when the performance condition is determinable. Because the invoicing for our services generally coincides with or immediately follows the sale of service contracts on behalf of our customers, we do not generate or report a significant deferred revenue balance. However, the combination of minimum contractual commitments, our success in generating improved renewal rates for our customers, our customers’ historical renewal rates and the performance improvement potential identified by our SPA process, provides us with revenue visibility.

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

Economic Conditions and Seasonality. An improving economic outlook generally has a positive, but mixed, impact on our business. As with most businesses, improved economic conditions can lead to increased end customer demand and sales. In particular, within the technology sector, we believe that the recent economic downturn led many companies to cut their expenses by choosing to let their existing maintenance, support and subscription agreements lapse. An improving economy may have the opposite effect.

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

Certain new engagements we entered into in the fourth quarter of 2011 and during 2012 and have not yet fully ramped-up to performance levels we anticipate achieving. As a result, our revenues have not reflected, and are not expected in the first half of 2013 to reflect, the full revenue and operating margin potential from these customers. In addition to the uncertainty in the macroeconomic environment, we experience a seasonal variance in our revenue typically for the third quarter of the year as a result of lower or flat renewal volume corresponding to the timing of our customers’ product sales. The impact of this seasonal fluctuation can be amplified if the economy as a whole is experiencing disruption or uncertainty, leading to deferral of some renewal decisions.

Adoption of “Software-as-a-Service” Solutions. Within the software industry, there is a growing trend toward providing software to customers using a software-as-a-service (“SaaS”) model. Under this model, SaaS companies provide access to software applications to customers on a remote basis, and provide their customers with a subscription to use the software, rather than licensing software to their customers. SaaS companies face a distinct set of challenges with respect to customer renewals, given the potentially lower switching costs for customers utilizing their solutions, and are more reliant on renewals for their long-term revenues than traditional software companies. Given the strategic importance of renewals to their model, SaaS companies may be less inclined than traditional software companies to rely on third-party solutions such as ours to manage the sale of renewals of subscription contracts. We have tailored our solution to address the needs of SaaS companies in this area and expect to continue to develop and enhance our solution as this market grows, especially with our Renew OnDemand application suite.

In connection with our purpose-built SaaS offering to manage and maximize recurring revenue, we intend to significantly increase our investment in our customer support, training and professional services organizations to support deployments of Renew OnDemand. We anticipate that the cost of providing professional services, support and training will be significant and that our gross profit will be adversely affected as we build out these functions.

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

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been insignificant. However, we expect revenues generated from subscriptions to Renew OnDemand to increase in 2013. Subscription fees are accounted for separately from commissions and they are billed on either a monthly or quarterly basis in advance and revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. For the years ended December 31, 2012, 2011 and 2010, our top ten customers in each period accounted for 50%, 47%, and 54% of our net revenue, respectively. One customer accounted for more than 10% of our revenues in 2012, 2011 and 2010 and another customer represented more than 10% of our revenues in 2010.

Our business is geographically diversified. During 2012, 62% of our net revenue was earned in North America and Latin America (“NALA”), 27% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography.

Cost of Revenue and Gross Profit

Our cost of revenue expenses include compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under, “—Factors Affecting Our Performance—Implementation Cycle” and as a result of our near term plans to run dual technology platforms for several quarters as we commence the launch of Renew OnDemand while maintaining our existing technology platform.

Operating Expenses

Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of compensation and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between twelve and fourteen months following the execution of the applicable contract. We currently expect sales and marketing expenses to increase on an absolute basis and as a percentage of revenue in the near term based on commissions earned on customer contracts entered into in prior periods, as well as continued investments in sales and marketing personnel and programs as we expand our business domestically and internationally and pursue new sales initiatives.

Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products, including Renew OnDemand, our next-generation technology platform, and adding new features to our existing technology platform. In connection with the development and enhancements of our SaaS applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to increase on an absolute basis and as a percentage of revenue in the near term as we continue to invest in enhancement to our Renew OnDemand platform and our expectation that future capitalization of internal-use software costs will be insignificant.

General and Administrative. General and administrative expenses consist primarily of compensation for our executive, human resources, finance and legal functions, and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses. We expect that our general and administrative expenses will increase on an absolute basis to support our anticipated growth.

Other Income (Expense), Net

Other income (expense) consists primarily of interest expense associated with borrowings under our credit facility, foreign exchange transaction gains and losses and interest income.

Income Tax Provision (Benefit)

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

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated statement of operations data:
Net revenue	$243,703	$205,501	$152,935
Cost of revenue	136,321	113,406	90,048

Gross profit	107,382	92,095	62,887

Operating expenses:
Sales and marketing	56,925	48,520	35,119
Research and development	19,255	13,073	7,188
General and administrative	41,135	33,647	19,378

Total operating expenses	117,315	95,240	61,685

Income (loss) from operations	(9,933)	(3,145)	1,202
Other expense, net	(774)	(1,127)	(1,622)

Loss before provision for income taxes	(10,707)	(4,272)	(420)
Income tax provision (benefit)	32,107	(19,383)	2,147

Net income (loss)	$(42,814)	$15,111	$(2,567)

Includes stock-based compensation of:
Cost of revenue	$2,772	$1,877	$1,126
Sales and marketing	8,146	4,456	2,993
Research and development	1,880	1,167	803
General and administrative	8,077	4,099	3,167

Total	$20,875	$11,599	$8,089

The following table sets forth our operating results as a percentage of net revenue:

	Years Ended December 31,
	2012	2011	2010
	(as a % of net revenue)
Net revenue	100%	100%	100%
Cost of revenue	56%	55%	59%

Gross profit	44%	45%	41%

Operating expenses:
Sales and marketing	23%	24%	23%
Research and development	8%	6%	5%
General and administrative	17%	16%	12%

Total operating expenses	48%	46%	40%

Income (loss) from operations	(4)%	(1)%	1%

Years Ended—December 31, 2012 and 2011

Net Revenue

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
			(in thousands)
Net revenue by geography:
NALA	$150,041	62%	$127,430	62%	$22,611	18%
EMEA	66,902	27%	58,344	28%	8,558	15%
APJ	26,760	11%	19,727	10%	7,033	36%

Total net revenue	$243,703	100%	$205,501	100%	$38,202	19%

The 19% increase in net revenue in 2012 reflects an increase in the number of engagements from 120 at December 31, 2011 to over 145 at December 31, 2012 as well as an increase in the value of service contracts sold on behalf of our customers. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in number of customer engagements resulted from expansion of customer engagements with certain existing customers due to the success of our solution with these customers as well as new customer acquisitions due to our investments in our sales organization. These increases were partially offset by a few customers in NALA and APJ where the scope of our services was reduced as well as the impact of customer terminations in EMEA in the last half of 2011. The increase in net revenue reflects revenue growth in all geographies, particularly NALA and APJ, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2011.

Cost of Revenue and Gross Profit

	Years Ended December 31,			% Change
	2012	2011	Change
	(in thousands)
Cost of revenue	$136,321	$113,406	$22,915	20%
Includes stock-based compensation of:	2,772	1,877	895	48%
Gross profit	107,382	92,095	15,287	17%
Gross profit percentage	44%	45%	(1)%

The 20% increase in our cost of revenue in 2012 reflected an increase in the number of service sales and sales operational personnel, primarily in APJ, resulting in a $16.6 million increase in compensation and temporary labor, a $5.4 million increase in allocated costs for facilities, including incremental facility costs related to an expansion of an existing facility, and greater costs for information technology and depreciation. The decrease in our gross profit was driven primarily by the slower ramp of new customers added in the last half of 2011 and during 2012, technology costs associated with hosting our cloud applications and lower margins from professional service engagements associated with the deployment of our cloud applications. For the next several quarters, we expect that our spending will reflect increased amounts to support our legacy service revenue platform in addition to our Renew OnDemand application suite as well as increased spending on customer support and training to support future deployments of our cloud applications.

Operating Expenses

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
			(in thousands)
Operating expenses:
Sales and marketing	$56,925	23%	$48,520	24%	$8,405	17%
Research and development	19,255	8%	13,073	6%	6,182	47%
General and administrative	41,135	17%	33,647	16%	7,488	22%

Total operating expenses	$117,315	48%	$95,240	46%	$22,075	23%

Includes stock-based compensation of:
Sales and marketing	$8,146		$4,456		$3,690
Research and development	1,880		1,167		713
General and administrative	8,077		4,099		3,978

Total	$18,103		$9,722		$8,381

Sales and marketing expenses

The 17% increase in sales and marketing expenses in 2012 reflected an increase in the number of sales and marketing personnel, primarily in NALA, resulting in a $4.8 million increase in compensation. The increase also resulted from a $1.7 million increase in marketing program expenses as a result of additional investments in brand development to heighten awareness and to maximize the strength of our brand and an increase in costs for facilities and IT of $1.1 million associated with higher headcount.

Research and development expenses

The increase in research and development expense in 2012 reflected an increase in the number of research and development personnel in NALA, resulting in a $1.8 million increase in compensation, a $3.6 million increase in outside consulting services related to contract research and development services and a $0.5 million increase in facilities and IT costs. The increase is a result of our continued investment in the development of additional cloud based applications to enable greater operational efficiencies and enhanced functionality for our customers. The increase was partially offset by capitalization of $6.2 million of internal labor and third party costs for development of internal-use software in 2012 compared to $6.0 million of capitalized costs in 2011. We expect research and development expenditures to increase in both absolute dollars and as a percentage of net revenues as we continue to enhance Renew OnDemand and our expectations that there will be an insignificant amount of capitalized costs in 2013.

General and administrative expenses

The 23% increase in general and administrative expenses in 2012 reflected a $7.5 million increase in compensation due to an increase in headcount in the general and administrative functions across all geographic segments. We anticipate increased spending for general and administrative functions to support the overall growth anticipated in our operations.

Other Expense, Net

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
			(in thousands)
Other expense, net	$774	0%	$1,127	1%	$(353)	(31)%

The decrease in other expense in 2012 compared to 2011 resulted from a $0.4 million decrease in interest expense and the write-off of costs associated with our borrowings due to the repayment of outstanding balances on our term loan and borrowings under our revolving credit facility in March 2011, partially offset by a $0.1 million increase in interest income in 2012 from our short-term investments.

Income Tax Provision

	Years Ended December 31,			% Change
	2012	2011	Change
	(in thousands)
Income tax provision (benefit)	$32,107	$(19,383)	$51,490	*

*	Not meaningful.

During the second quarter of 2012, a valuation allowance against our U.S. deferred tax assets was recorded in the amount of $31.8 million as the cumulative losses for the most recent three years, as well as the U.S. losses in the first half of 2012, represented significant negative evidence for us to conclude that a valuation allowance was required. Accordingly, the computation of the effective tax rate does not include U.S. losses, nor does it include losses incurred by our Singapore subsidiary, which are offset by a full valuation allowance. The 2012 tax provisions also reflects the reversal of prior quarter deferred tax benefits, plus tax expense in jurisdictions where we report taxable profits. In 2011, we recorded a one-time non-cash tax benefit of $20.7 million as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation.

Years Ended—December 31, 2011 and 2010

Net Revenue

	Years Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
			(in thousands)
Net revenue by geography:
NALA	$127,430	62%	$102,411	67%	$25,019	24%
EMEA	58,344	28%	43,069	28%	15,275	35%
APJ	19,727	10%	7,455	5%	12,272	165%

Total net revenue	$205,501	100%	$152,935	100%	$52,566	34%

*	Not meaningful.

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

Cost of Revenue and Gross Profit

	Years Ended December 31,			% Change
	2011	2010	Change
	(in thousands)
Cost of revenue	$113,406	$90,048	$23,358	26%
Includes stock-based compensation of:	1,877	1,126	751	67%
Gross profit	92,095	62,887	29,208	46%
Gross profit percentage	45%	41%	4%

The 26% increase in our cost of revenue in 2011 reflected an increase in the number of service sales personnel, primarily in APJ, resulting in a $18.1 million increase in compensation, a $2.9 million increase in costs for facilities, including incremental facility costs related to an expansion of an existing facility, and greater costs for information technology and depreciation and a $2.1 million increase in temporary labor to ramp up our new engagements. The improvement in our gross profit was driven primarily by the improved revenue performance we saw across all of our service sales centers in 2011 and increasing use of our applications to drive automation and operating scale across the Company as well as the ramp of new engagements. Gross margins for 2011 and 2010 were favorably impacted by one-time events including $1.8 million in settlement fees and $3.8 million in contract termination fees, respectively, both of which had no direct costs.

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

Sales and marketing expenses

The 38% increase in sales and marketing expenses in 2012 reflected an increase in the number of sales and marketing personnel, primarily in APJ and EMEA, resulting in a $6.7 million increase in compensation. The increase also resulted from a $3.3 million increase in marketing and consulting expenses as a result of additional investments in brand development to heighten awareness and to maximize the strength of our brand, and an increase in costs for facilities and IT of $1.5 million.

Research and development expenses

The increase in research and development expense in 2011 reflected an increase in the number of research and development personnel in NALA, resulting in a $4.5 million increase in compensation, a $1.8 million increase in outside consulting services related to contract research and development services and a $1.4 million increase in facilities and IT costs. The increase is a result of our continued investment in the development of additional cloud based applications to enable greater operational efficiencies and enhanced functionality for our customers. The increase was partially offset by capitalization of $5.6 million of internal labor and third party costs for development of internal-use software in 2011 compared to $3.8 million of capitalized costs in 2010.

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

Income Tax Provision (Benefit)

	Years Ended December 31,			% Change
	2011	2010	Change
	(in thousands)
Income tax provision (benefit)	$(19,383)	$2,147	$(21,530)	*

*	Not meaningful.

In 2011, we recorded a one-time non-cash tax benefit of $20.7 million as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. The computation of the effective tax rate does not include losses incurred prior to March 1, 2011 when we became subject to taxation as a corporation. Pretax earnings for 2011, excluding LLC losses incurred prior to March 1, 2011, were approximately $50,000, which would result in an effective tax rate that is not meaningful for comparison purposes. We would have recognized a larger tax benefit in 2011 were it not for projected losses in a foreign subsidiary for which no tax benefit was recognized, and nondeductible IPO and secondary offering expenses incurred.

Liquidity and Capital Resources

At December 31, 2012, we had cash, cash equivalents and short-term investments of $109.4 million, which primarily consisted of money market mutual funds, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. Our primary operating cash requirements include the payment of compensation and related costs, working capital requirements related to accounts receivable and accounts payable, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities, proceeds from stock offerings and the exercise of stock options, and to a lesser extent, from borrowings under various credit facilities, with no such borrowings in 2012. We believe our existing cash and cash equivalents and short-term investments and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Credit Facility

On June 29, 2012, we terminated a revolving credit facility scheduled to expire in February 2013. The credit facility provided for a $20.0 million line of credit. At the time of termination, no borrowings other than a letter of credit in the face amount of $850,000 were outstanding under the credit facility.

On July 5, 2012, we entered into a new three-year credit agreement (the “Credit Agreement”). The Credit Agreement provides for a secured revolving line of credit based on eligible accounts receivable in an amount up to $25.0 million on and before July 5, 2013 and up to $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. Proceeds available under the Credit Agreement may be used for working capital and other general corporate purposes. We have the option to prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. We also have the option to terminate the commitments under the Credit Agreement in whole at any time, and may reduce the commitments by up to $10.0 million between July 1, 2013 and June 30, 2014.

The loans under the Credit Agreement bear interest, at our option, at a base rate determined in accordance with the Credit Agreement, minus 0.50%, or at a LIBOR rate plus 2.00%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments.

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

Our obligations under the Credit Agreement are guaranteed by our subsidiary, ServiceSource Delaware, Inc., and are collateralized by substantially all of our assets and our subsidiary’s assets.

Summary Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash (used in) provided by operating activities	$10,502	$(11,231)	$22,630
Net cash used in investing activities	(10,889)	(57,542)	(9,170)
Net cash provided by (used in) financing activities	11,092	112,181	(4,139)
Net increase in cash and cash equivalents, net of impact of exchange charges on cash	$10,585	$43,331	$9,483

Operating Activities

In 2012, net cash provided by operating activities was $10.5 million. Our net loss during the period was $42.8 million, which was impacted by a non-cash valuation allowance of $33.1 million for a substantial portion of our deferred tax assets and adjusted by non-cash charges of $10.0 million for depreciation and amortization and $20.9 million for stock-based compensation. Cash provided for operations resulted from changes in our working capital, including a $7.5 million increase in other accrued liabilities and a $3.8 million decrease in prepaid balances. Uses of cash were related to an $11.2 million increase in accounts receivable, a $6.2 million decrease in accrued compensation and benefits and a $2.5 million decrease in accounts payable.

In 2011, net cash used in operating activities was $11.2 million. Our net income during the period was $15.1 million which reflected a one-time non-cash tax benefit of $20.7 million as a result of recognition of deferred tax assets resulting from our election to be subject to taxation as a corporation. The net income was adjusted by non-cash charges of $9.4 million for depreciation and amortization and $11.6 million for stock-based compensation. Cash used for operations during 2011 principally resulted from $18.1 million in payments to Oracle/Sun and the related settlement of accrued payables owed to Oracle/Sun and amounts owed to us by Oracle/Sun. Additional uses of cash were related to a $1.4 million increase in prepaid expenses and other assets and a $5.0 million increase in accounts receivable. Sources of cash resulted from changes in our working capital, including a $6.9 million increase in accrued compensation and benefits, a $2.2 million increase in accounts payable, a $2.0 million increase in other accrued liabilities and a $1.8 million increase in accrued taxes.

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

Investing Activities

In 2012 cash used for investing activities related to purchases of property and equipment totaled $20.0 million, including costs capitalized for development of internal-use software and leasehold improvements associated with our offices, partially offset by net proceeds from sales and maturities of short-term of investments $9.5 million.

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

In 2010, net cash used in investing activities was $9.2 million, and related to the purchase of property and equipment, including costs capitalized for the development of internal-use software.

Financing Activities

Cash provided by financing activities was $11.0 million during 2012 and principally resulted from proceeds of $10.4 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.

Cash provided by financing activities was $112.2 million during 2011 and comprised primarily of proceeds from our IPO, net of issuance costs, of $87.7 million and proceeds from our follow-on offering, net of issuance costs of $23.0 million. In addition we received proceeds of $15.0 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan, partially offset by $16.3 million in net payments to pay off our term loan and for payment under capital lease obligations.

In 2010 cash used in financing activities was $4.1 million, primarily resulting from principal payments on our term loan.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and computer equipment. At December 31, 2012, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$964	$326	$417	$221	$—
Operating lease obligations	41,136	8,318	16,332	10,642	5,844

	$42,100	$8,644	$16,749	$10,863	$5,844

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms, including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Revenue Recognition

Our revenue is derived primarily from recurring revenue management. Other revenues, which have not been significant, include subscriptions to our cloud applications and professional services.

Revenue from recurring revenue management consists of fees earned from the sales of services contracts on behalf of our customers or assisting our customers in their sales process. Our contract obligations include administering and managing the sales and/or renewal process for our customer’s service contracts, providing adequately trained staff, reporting, and holding periodic business reviews with our customers. Under our contracts, customers are obligated to provide us with a detailed listing of sales prospects, access to their databases or management systems, and sales and marketing materials. Our fees are generally calculated as a fixed percentage of the overall sales value associated with the successful renewal of service contracts sold on behalf of our customers. In addition, many of our customer contracts include performance-based fees determined by the achievement of specified performance metrics. Our recurring revenue management contracts typically entitle us to additional fees and adjustments resulting from instances where our customers fail to provide us with a specified minimum value of contract renewals or they fail to provide contract renewal data within the time frames specified in our contract. We also receive fees in the event a customer cancels a contract without cause prior to its terminations date.

Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed or determinable and collectability is reasonably assured from customers and we have no significant or unfulfilled obligations. Customer contracts are used to determine the existence of an arrangement. Our contracts are generally cancellable by our customers for convenience, subject to termination fees, or can be cancelled by our customers without a termination fee if we fail to achieve certain performance levels. Recurring revenue management services are deemed delivered when our customers accept purchased orders from their end customers and we have no significant remaining obligations. Our fees from recurring revenue management services are recognized on a net basis since we act as an agent on behalf of our customers. We do not perform the underlying services, determine pricing, terms or scope of services to our customer’s end users. Performance incentive fees and early termination fees are recorded in the period when the performance criteria have been met. Subscription revenue is recognized ratably over the contract term, commencing when our cloud applications are made available to our customers. Professional services are deemed delivered and revenue recognized when project milestones have been achieved and accepted by the customer.

We have entered into a limited number of multiple element arrangements wherein our customers utilize a combination of recurring revenue management services, subscriptions to our cloud applications and professional services. We separate deliverables at the inception of the arrangement as if each deliverable has stand-alone value to our customer. Arrangement consideration is allocated based on the relative selling prices of each deliverable. However, substantially all fees earned from our recurring revenue management services are contingent in nature as the commissions we earn are based on our performance against the specific terms of each contract. Therefore, contingent fees from revenue management services are excluded from the allocation of relative selling prices at inception of our multiple element arrangements.

Selling prices for each deliverable is determined based on the selling price hierarchy of vendor-specific objective evidence (VSOE), third-party evidence (TPE), and best estimated selling price (BESP). We have not been able to establish VSOE for our deliverables due to the customer-specific nature of our products and services. Also, we have not been able to reliably determine the stand-alone selling prices of competitor’s products and services, and as a result, we cannot rely on TPE for our deliverables. Therefore, we utilize estimates of BESP to determine the selling prices of our deliverables. BESP is determined through consultation with management, taking into consideration our marketing and pricing strategies. As these strategies evolve, we may modify our pricing practices in the future, which could result in changes in the estimates used to estimate BESP which could change the allocation of revenue for our multiple element arrangements.

Stock-Based Compensation

We measure and recognize compensation expense for share-based payment awards made to our employees and directors, including employee stock options and restricted stock units, based on the grant-date fair values of the awards.

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using historical volatility and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of share-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

The compensation expense of restricted stock units and performance based restricted stock awards is determined using the fair value of our common stock on the date of grant, and the expense is recognized on a straight-line basis over the vesting period.

Capitalized Internal-Use Software

Our software development costs relate to the research, development, enhancement, and maintenance of our technology platforms, Atlas and Renew OnDemand. Software development costs include employee salaries, benefits and third-party contractor fees. Research and development costs, relating principally to the design and development of new products prior to the application development stage and the routine enhancement, and maintenance of existing products, are expensed as incurred.

We capitalize certain internal and external costs related to the development and enhancement of our internal-use software when we enter the application development stage and until software is substantially complete and is ready for its intended use. These capitalized costs include direct external costs of services utilized in developing or obtaining internal-use software, compensation and related expenses of employees who are directly associated with, and who devote substantive time to, internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended use. The related costs are amortized over estimated useful lives ranging from 24 to 60 months. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress. We initiate our review of potential impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized internal-use software may not be recoverable. Recoverability of assets is assessed by a comparison of the carrying amount of an asset to the expected future undiscounted cash flows expected to be generated by the asset. If it is determined that the carrying value of the internal-use software is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments to internal-use software in 2012, 2011 or 2010.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Operations.

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

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, corporate bonds and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in 2012 and 2011 would not have had a material impact on our interest income or the fair value of our marketable securities.

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of

ServiceSource International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ServiceSource International, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 8, 2013

ServiceSource International, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$76,568	$65,983
Short-term investments	32,874	42,882
Accounts receivable, net of allowances of $253 and $32, respectively	65,238	54,095
Current portion of deferred income taxes	389	3,526
Prepaid expenses and other	5,178	7,945

Total current assets	180,247	174,431
Property and equipment, net	34,513	26,840
Deferred income taxes, net of current portion	2,321	30,238
Other assets, net	1,057	1,118
Goodwill	6,334	6,334

Total assets	$224,472	$238,961

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,293	$8,617
Accrued taxes	1,056	924
Accrued compensation and benefits	15,738	21,749
Other accrued liabilities	10,403	7,639
Obligations under capital leases	326	706

Total current liabilities	30,816	39,635
Obligations under capital leases, net of current portion	638	958
Other long-term liabilities	6,091	1,352

Total liabilities	37,545	41,945

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized, 75,758 shares issued and 75,637 shares outstanding as of December 31, 2012; 72,688 shares issued and 72,567 shares outstanding at December 31, 2011	8	7
Treasury stock	(441)	(441)
Additional paid-in capital	210,650	177,796
Retained earnings (accumulated deficit)	(23,398)	19,416
Accumulated other comprehensive income	108	238

Total stockholders’ equity	186,927	197,016

Total liabilities and stockholders’ equity	$224,472	$238,961

The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net revenue	$243,703	$205,501	$152,935
Cost of revenue	136,321	113,406	90,048

Gross profit	107,382	92,095	62,887

Operating expenses
Sales and marketing	56,925	48,520	35,119
Research and development	19,255	13,073	7,188
General and administrative	41,135	33,647	19,378

Total operating expenses	117,315	95,240	61,685

Income (loss) from operations	(9,933)	(3,145)	1,202
Interest expense	(236)	(503)	(1,271)
Other (expense) income, net	(538)	(624)	(351)

Loss before provision (benefit) for income taxes	(10,707)	(4,272)	(420)
Income tax provision (benefit)	32,107	(19,383)	2,147

Net income (loss)	$(42,814)	$15,111	$(2,567)

Net income (loss) per common share:
Basic	$(0.58)	$0.23	$(0.04)

Diluted	$(0.58)	$0.21	$(0.04)

Weighted-average shares used in computing net income (loss) per common share:
Basic	74,270	66,656	57,284

Diluted	74,270	73,585	57,284

The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(42,814)	$15,111	$(2,567)
Other comprehensive income:
Foreign currency translation adjustments	(110)	65	213
Unrealized gain (loss) on short-term investments, net of tax	(20)	9	—

Total other comprehensive income (loss), net of tax	(130)	74	213

Total comprehensive income (loss), net of tax	$(42,944)	$15,185	$(2,354)

The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.

Consolidated Statements of Stockholders’/Members’ Equity

(In thousands)

	Common Shares		Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2009	56,920	$30,506	—	$—	(35)	$(126)	$—	$—	$(49)	$30,331
Cash distributions to members	—	(2,517)	—	—	—	—	—	—	—	(2,517)
Issuance of common shares from exercise of share options	707	556	—	—	—	—	—	—	—	556
Repurchase of common shares	—	—	—	—	(86)	(315)	—	—	—	(315)
Share-based compensation expense	—	8,089	—	—	—	—	—	—	—	8,089
Excess tax benefits from exercise of share options	—	94	—	—	—	—	—	—	—	94
Comprehensive loss:
Net loss	—	(2,567)	—	—	—	—	—	—	—	(2,567)
Other comprehensive income	—	—	—	—	—	—	—	—	213	213

Total comprehensive loss										(2,354)

Balances at December 31, 2010	57,627	34,161	—	—	(121)	(441)	—	—	164	33,884
Conversion to corporation	(57,760)	(32,573)	57,760	6	—	—	40,684	—	—	8,117
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,209	—	—	9,791	1	—	—	87,701	—	—	87,702
Issuance of common stock in connection with follow-on offering, net of issuance costs of $1,055	—	—	1,372	—	—	—	22,956	—	—	22,956
Issuance of common stock from exercise of stock options and employee stock purchase plan	133	476	3,765	—	—	—	14,569	—	—	15,045
Stock-based compensation	—	2,241	—	—	—	—	9,358	—	—	11,599
Excess tax benefits from exercise of stock options	—	—	—	—	—	—	2,528	—	—	2,528
Comprehensive income:
Net income	—	(4,305)	—	—	—	—	—	19,416	—	15,111
Other comprehensive income	—	—	—	—	—	—	—	—	74	74

Total comprehensive income										15,185

Balances at December 31, 2011	—	—	72,688	$7	(121)	(441)	177,796	19,416	238	197,016
Issuance of common stock from exercise of stock options, vesting of RSU’s and employee stock purchase plan	—	—	2,570	1	—	—	10,483	—	—	10,484
Stock-based compensation	—	—	—	—	—	—	20,883	—	—	20,883
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1,488	—	—	1,488
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(42,814)	—	(42,814)
Other comprehensive loss	—	—	—	—	—	—	—	—	(130)	(130)

Total comprehensive loss										(42,944)

Balances at December 31, 2012	—	$—	75,258	$8	(121)	$(441)	$210,650	$(23,398)	$108	$186,927

The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(42,814)	$15,111	$(2,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,003	9,372	6,137
Loss on disposal of fixed assets	—	46	—
Provision for doubtful accounts	269	32	—
Amortization of deferred financing costs	149	351	330
Accretion of premium on short-term investments	591	276	—
Deferred income taxes	31,340	(19,259)	(1,340)
Stock-based compensation	20,883	11,599	8,089
Tax benefit from stock-based compensation	(1,488)	(2,835)	(94)
Changes in operating assets and liabilities:
Accounts receivable	(11,175)	(5,004)	(21,222)
Prepaid expenses and other	3,819	(3,164)	(1,213)
Accounts payable	(2,473)	2,235	1,949
Accrued taxes	115	2,064	(216)
Accrued compensation and benefits	(6,239)	6,617	3,900
Accrued payables to customers	—	(30,640)	23,642
Other accrued liabilities	7,522	1,968	5,235

Net cash (used in) provided by operating activities	10,502	(11,231)	22,630

Cash flows from investing activities
Acquisition of property and equipment	(20,353)	(14,050)	(9,170)
Purchases of short-term investments	(64,002)	(53,795)	—
Sales of short-term investments	52,051	2,113	—
Maturities of short-term investments	21,415	8,190	—

Net cash used in investing activities	(10,889)	(57,542)	(9,170)

Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering and follow-on offering.	—	110,753	—
Proceeds from revolving credit facility	—	23,424	—
Repayment of revolving credit facility	—	(23,424)	—
Repayment of long-term debt and capital lease obligations	(710)	(16,252)	(1,776)
Payment of deferred debt issuance costs	(141)	(200)	(181)
Cash distributions to members	—	—	(2,517)
Proceeds from common stock issuances	10,455	15,045	556
Repurchases of common shares	—	—	(315)
Tax benefit from stock-based compensation	1,488	2,835	94

Net cash provided by (used in) financing activities	11,092	112,181	(4,139)

Net increase in cash and cash equivalents	10,705	43,408	9,321
Effect of exchange rate changes on cash and cash equivalents	(120)	(77)	162
Cash and cash equivalents at beginning of period	65,983	22,652	13,169

Cash and cash equivalents at end of period	$76,568	$65,983	$22,652

Supplemental disclosure of cash flow information
Cash paid for interest	$132	$518	$917
Income taxes (refunded) paid, net	(3,987)	2,459	3,626
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment under capital leases	—	271	1,388
Acquisition of property and equipment through accounts payable and accrued liabilities	314	1,570	637

The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

ServiceSource is the global leader in recurring revenue management, partnering with technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. The Company delivers these results via a cloud-based solution, with dedicated service teams, leveraging benchmarks and best practices derived from their rich database of service and renewal behavior. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service-contract renewals process, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its customers based on renewal sales that the Company generates on their behalf under a pay-for-performance model. In addition, the Company recently began to offer a purpose-built Software-As-A-Service (SaaS) application to maximize the renewal of subscriptions, maintenance and support contracts. The Company’s corporate headquarters is located in San Francisco, California. The Company has additional offices in Colorado, Tennessee, the United Kingdom, Ireland, Malaysia and Singapore.

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

The Company’s significant accounting judgments and estimates include, but are not limited to: revenue recognition; the valuation and recognition of stock-based compensation, recognition and measurement of current and deferred income tax assets and liabilities and uncertain tax positions; provisions for bad debts and capitalization of internal-use software.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, short-term investments and accounts receivable. The Company is also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates.

Cash is maintained in demand accounts at U.S., European and Asian financial institutions that management believes are credit worthy. Deposits in these institutions may exceed the amount of insurance provided on these deposits.

Accounts receivable are derived from services performed for customers located primarily in the U.S., Europe and Asia. The Company attempts to mitigate the credit risk in its trade receivables through its ongoing credit evaluation process and historical collection experience. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration an analysis of historical bad debts and other available information.

The following table summarizes net revenue and accounts receivable from customers, in excess of 10% of total net revenue and accounts receivable, respectively, including the related geographic segments as discussed in Note 13.

	Revenue			Accounts Receivable
	Years Ended December 31,			December 31,
	2012	2011	2010	2012	2011
VMware, Inc (NALA, EMEA and APJ)	13%	12%	11%	14%	14%
Sun Microsystems, Inc (NALA and EMEA)	*	*	13%	*	*

*	Amounts represent less than 10% in the respective period.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued payables and other accrued liabilities approximates fair value due to their short-term nature. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt approximates fair value, assuming minimal credit risk and nonperformance risk using Level 2 inputs.

Foreign Currency Translation and Remeasurement

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Net revenue and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive income (loss). For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gains and losses are reported in the accompanying consolidated statements of operations. Foreign currency transaction losses of $(0.4) million, $(0.7) million and $(0.2) million, were included in other (expense) income, net during 2012, 2011 and 2010, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their carrying values net of an allowance for doubtful accounts. The Company evaluates the ongoing collectability of its accounts receivable based on a number of factors such as the credit quality of its customers, the age of accounts receivable balances, collections experience, current economic conditions and other factors that may affect a customer’s ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for doubtful accounts is estimated and recorded, which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

The following are changes in the allowance for doubtful accounts during 2012, 2011 and 2010 (in thousands):

	December 31,
	2012	2011	2010
Balance, beginning of year	$32	$—	$79
Charged to expense	221	32	76
Write-offs	—	—	(155)

Balance, end of year	$253	$32	$—

Property and Equipment

The Company records property and equipment at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over estimated useful lives of seven years for office furniture and equipment, two to three years for computer hardware and two to five years for software. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the related assets, ranging from three to ten years.

When assets are retired, the cost and accumulated depreciation and amortization are removed from their respective accounts and any loss on such retirement is reflected in operating expenses. When assets are otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on such sale or disposal is reflected in other income (expense), net.

Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred. The Company’s asset retirement obligations are primarily associated with leasehold improvements in APJ, which, at the end of a lease, are contractually obligated to be removed in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2009	$—
Additions	170
Accretion expense	—

Asset retirement obligations as of December 31, 2010	170
Additions	410
Accretion expense	16

Asset retirement obligations as of December 31, 2011	596
Additions	128
Accretion expense	28

Asset retirement obligations as of December 31, 2012	$752

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

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill.

To assess if goodwill is impaired a qualitative assessment is first performed to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, the Company considers it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed. This includes a screening for impairment and, in a second step, the measuring of such impairment. The goodwill impairment test is generally performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise). The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. The entire goodwill balance is attributed to the NALA reporting unit. Based on the Company’s results of its qualitative test for goodwill impairment, as of December 31, 2012, it believes that it is more-likely-than-not that the fair value of each NALA reporting unit is greater than its respective carrying value. There was no impairment of goodwill identified during 2012, 2011 and 2010.

The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible and tangible assets. Acquired intangible assets with definite useful lives are amortized over their useful lives. As of December 31, 2009, the intangible assets were fully amortized.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible, including internal-use software and tangible assets. Acquired intangible assets with definite useful lives are amortized over their useful lives. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

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

Deferred Debt Issuance Costs

The Company defers debt issuance costs, which consist primarily of bank and legal fees. Such costs related to a revolving credit facility (Note 8) and are amortized using the straight-line method over the term of the credit facility. The amortization of deferred debt issuance costs is recorded as interest expense. Unamortized deferred debt issuance costs were $0.1 million at both December 31, 2012 and 2011. Amortization and write off of deferred debt issuance costs was $0.1 million in 2012 and $0.2 million in 2011 and 2010, respectively. Estimated future amortization of deferred debt issuance costs expense will approximate $50,000 in 2013 and 2014 and $25,000 in 2015.

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

Revenue Recognition

The Company’s revenue is derived primary from recurring revenue management, with an insignificant amount of revenue from subscriptions to cloud applications and professional services.

Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed or determinable and collectability is reasonably assured from customers and no significant obligations remain unfulfilled by the Company.

Customer contracts are used to determine the existence of an arrangement; however they are generally cancellable by customers for convenience or performance reasons. Generally the Company’s fees are fixed or determinable as fees are stated in customer contracts. In certain cases, the Company may offer limited rights of refund or adjustment to its customers. Fees that are subject to refund or adjustment will not be recognized until these rights have lapsed or if the Company can reasonably estimate future refunds and adjustments.

Recurring Revenue Management

Revenue from recurring revenue management consists of fees earned from the sales of services contracts on behalf of the Company’s customers or assisting in their sales process. The Company’s obligations include administering and managing the sales and/or renewal processes for customer contracts; providing adequately trained staff; reporting; and holding periodic business reviews with customers. Customer obligations include providing a detailed listing of sales prospects, access to their databases or systems and sales or marketing materials. Fees are generally based on a fixed percentage of the overall sales value associated with the service contracts. However some customer contracts include performance-based fees determined by the achievement of specified performance metrics. Substantially all customer contracts contain early termination fees. Recurring revenue management contracts entitle the Company to additional fees and adjustments which are invoked in various circumstances including a customer’s failure to provide the Company with a specified minimum value of sales prospects, untimely delivery of customer sales prospect data or other obligations inhibiting the Company’s ability to perform its obligations.

Recurring revenue management services are deemed delivered when customers accept purchased orders from their sales prospects and no significant post-delivery obligations remain for the Company. Fees from recurring revenue management services are recognized on a net basis since the Company acts as an agent on behalf of its customers. The Company does not provide the services being renewed for by end customers, nor does it determine pricing, terms or scope of services to the customer’s end users. Performance incentive fees and early termination fees are recorded in the period when either the performance criteria have been met or a triggering event has occurred.

Subscriptions

Subscription revenue is earned from fees to access cloud applications. Subscription revenue is recognized ratably over the contract term, generally over a period of one to three years, commencing when the cloud applications are made available. Revenues from subscriptions to cloud applications have not been significant.

Professional Services

Professional services revenue is generated from implementation and project based services. Professional services are deemed delivered upon the successful completion of implementation projects or when project milestones have been achieved and accepted by the customer. Revenues from professional services have not been significant.

Multiple Element Arrangements

The Company enters into multiple element arrangements when customers utilize a combination of recurring revenue management services, subscriptions and professional services. Deliverables are separated at the inception of the arrangement if each deliverable has stand-alone value to the customer. Arrangement consideration is allocated based on the relative selling prices of each deliverable. However, most fees earned from recurring revenue management services are contingent in nature as the fees earned by the Company are based on performance against the specific terms of each contract. Therefore, contingent fees from revenue management services are excluded from the allocation of relative selling prices at inception of multiple element arrangements.

Selling prices for each deliverable is determined based on the selling price hierarchy of vendor-specific objective evidence (VSOE), third-party evidence (TPE), and best estimated selling price (BESP). Generally, the Company has not been able to establish VSOE for its deliverables due to the customer-specific nature of its products and services. The Company has not been able to reliably determine the stand-alone selling prices of competitors’ products and services, and therefore cannot rely on TPE for its deliverables. Therefore, the Company utilizes BESP to determine the selling prices of its deliverables. The objective of BESP is to determine the price at which the Company would price a product or service if it were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new offerings including Renew OnDemand. BESP is determined by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval with management, taking into consideration the Company’s go-to-market strategy. As the go-to market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices.

Once arrangement consideration is allocated to the various deliverables in a multiple element arrangement, revenue is recognized when all other revenue recognition criteria has been achieved.

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

Advertising Costs

Advertising is expensed as incurred as a component of sales and marketing expenses on the consolidated statement of operations. Advertising expense was $1.1 million during 2012, $0.6 million during 2011 and insignificant for 2010.

Income Taxes

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is not currently undergoing any examination of its income tax returns. Tax returns for the years 2007 through 2011 generally remain subject to examination by federal, state and foreign tax authorities. The Company’s gross amount of unrecognized tax benefits increased from zero as of December 31, 2011 to $0.4 million as of December 31, 2012, all of which, if recognized, would affect the company’s effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and directors based on estimated fair values. The fair value of employee and director options is estimated on the date of grant using the Black-Scholes option-pricing model. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Since share-based compensation expense is based on awards ultimately expected to vest, it is reduced for expected forfeitures.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company elected to present net income and other comprehensive income and its components in the statement of changes in stockholders’ equity in two separate, but consecutive, statements.

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the current presentation. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ equity.

3. Net Income (Loss) Per Common Share

The basic and diluted net income (loss) per share calculations are presented below (in thousands, except for per share amounts):

	Years Ended December 31,
	2012	2011	2010
Basic net income (loss) per common share
Net income (loss)	$(42,814)	$15,111	$(2,567)

Weighted-average common shares outstanding	74,270	66,656	57,284

Basic net income (loss) per share	$(0.58)	$0.23	$(0.04)

	Years Ended December 31,
	2012	2011	2010
Diluted net income (loss) per common share
Net income (loss) used to determine diluted earnings per common shares	$(42,814)	$15,111	$(2,567)

Weighted-average common shares outstanding used in basic calculation	74,270	66,656	57,284
Adjustment for dilutive potential shares	—	6,929	—

Weighted-average common shares for diluted net income (loss) per share	74,270	73,585	57,284

Diluted net income (loss) per share	$(0.58)	$0.21	$(0.04)

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect of 4.1, 0.8 and 0.1 million shares for the years ended December 31, 2012, 2011 and 2010, respectively.

4. Cash, cash equivalents and short-term investments

Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less at the time of purchase. As of December 31, 2012 and 2011, cash equivalents consisted of money market funds.

Short-term investments at December 31, 2012 consist of U.S. treasury and U.S. agency securities, corporate bonds and asset-backed securities, and are classified as available-for-sale securities. At December 31, 2011, short-term investments consist of CDs, Commercial Paper and Corporate Bonds. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company had $0.1 million of realized gains in 2012 and insignificant realized gains or losses in 2011. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment.

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,568	$—	$—	$59,568

Cash equivalents:
Money market mutual funds	17,000	—	—	17,000

Total cash and cash equivalents	76,568	—	—	76,568

Short-term investments:
Corporate bonds	13,389	2	(14)	13,377
U.S. agency securities	11,280	4	(1)	11,283
Asset-backed securities	4,670	1	(5)	4,666
U.S. Treasury securities	3,546	2	—	3,548

Total short-term investments	32,885	9	(20)	32,874

Cash, cash equivalents and short-term investments	$109,452	$9	$(20)	$109,442

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,033	$—	$—	$59,033

Cash equivalents:
Money market mutual funds	4,201	—	—	4,201
Commercial paper	2,749	—	—	2,749

Total cash equivalents	6,950	—	—	6,950

Total cash and cash equivalents	65,983	—	—	65,983

Short-term investments:
Certificate of deposit	750	—	(4)	746
Municipal securities	33,568	30	(6)	33,592
Commercial paper	3,645	1	(1)	3,645
Corporate bonds	4,910	3	(14)	4,899

Total short-term investments	42,873	34	(25)	42,882

Cash, cash equivalents and short-term investments	$108,856	$34	$(25)	$108,865

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of December 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$1,001	$1,001
Due in 1 to 3 years	31,884	31,873

Total	$32,885	$32,874

As of December 31, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

5. Fair value of financial instruments

The Company measures certain financial instruments at fair value on a recurring basis based on the following hierarchy.

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

All of the Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at December 31, 2012 (in thousands):

		Fair Value Measurements at December 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$17,000	$17,000	$—	$—

Total cash equivalents	17,000	17,000	—	—

Short-term investments:
Corporate bonds	13,377	—	13,377	—
U.S. agency securities	11,283	—	11,283	—
Asset-backed securities	4,666	—	4,666	—
U.S. Treasury securities	3,548	—	3,548	—

Total short-term investments	32,874	—	32,874	—

Cash equivalents and short-term investments	$49,874	$17,000	$32,874	$—

The fair values of these financial instruments were determined using the following inputs at December 31, 2011 (in thousands):

		Fair Value Measurements at December 31, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$4,201	$4,201	$—	$—
Commercial paper	2,749	—	2,749	—

Total cash equivalents	6,950	4,201	2,749	—

Short-term investments:
Certificate of deposit	746	—	746	—
Municipal securities	33,592	—	33,592	—
Commercial paper	3,645	—	3,645	—
Corporate bonds	4,899	—	4,899	—

Total short-term investments	42,882	—	42,882	—

Cash equivalents and short-term investments	$49,832	$4,201	$45,631	$—

The Company did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2012 or 2011.

6. Property and Equipment, Net

Property and equipment balances were comprised of the following (in thousands):

	December 31,
	2012	2011
Computers and equipment	$14,733	$11,562
Software	32,982	19,487
Leasehold improvements	10,801	4,957
Furniture and fixtures	8,555	5,879

	67,071	41,885
Less: accumulated depreciation and amortization	(32,558)	(23,187)

	34,513	18,698
Construction in progress	—	8,142

	$34,513	$26,840

Depreciation expense related to property and equipment was $10.0 million, $9.4 million and $6.1 million during 2012, 2011 and 2010, respectively.

Property and equipment at December 31, 2012 and 2011 includes $3.2 million and $3.3 million, respectively, acquired under capital lease agreements. Accumulated amortization for equipment acquired under capital leases totaled $2.1 million and $1.7 million at December 31, 2012 and 2011, respectively.

The Company capitalized costs of $6.2 million, $6.0 million and $4.7 million, during 2012, 2011 and 2010, respectively, related to internal-use software. As of December 31, 2012 and 2011, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $13.6 million and $10.5 million, respectively. Amortization of capitalized costs related to internal-use software was $3.0 million, $3.9 million and $2.5 million during 2012, 2011 and 2010, respectively. Internal-use-software is included as a component of construction in progress until it is ready for its intended use, upon which it is transferred to software.

7. Other Accrued Liabilities

Other accrued liabilities balances were comprised of the following (in thousands):

	December 31,
	2012	2011
Deferred revenue	$2,295	$1,132
Accrued operating expenses	3,664	1,394
Amounts refundable to end customers	—	582
Deferred rent obligations	986	734
Employee-related	323	379
ESPP withholding	1,059	1,106
Other	2,076	2,312

	$10,403	$7,639

8. Credit Facility and Capital Leases

Revolving Credit Facility

On July 5, 2012, the Company, entered into a new three-year credit agreement which provides for a secured revolving line of credit based on eligible accounts receivable of up to $25.0 million on and before July 5, 2013 and up to $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. Proceeds available under the agreement may be used for working capital and other general corporate purposes. The Company may prepay borrowing under the agreement in whole or in part at any time without premium or penalty. The Company may terminate the commitments under the credit agreement in whole at any time, and may reduce the commitments by up to $10.0 million between July 1, 2013 and June 30, 2014.

Amounts outstanding on the facility at December 31, 2012 consisted of a letter of credit of $850,000 as required under an operating lease agreement for office space at the Company’s San Francisco headquarters. The loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.50%, or at a LIBOR rate plus 2.00%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. The Company is also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.45%. At December 31, 2012, the interest rate for borrowings under the facility was 2.2%.

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

The Company’s obligations under the credit agreement are guaranteed by its subsidiary, ServiceSource Delaware, Inc. (the “Guarantor”) and are collateralized by substantially all of the assets of the Company and the Guarantor.

Effective June 29, 2012, the Company terminated a $20 million credit facility. At the time of the termination, no borrowings were outstanding other than a letter of credit in the face amount of $850,000.

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for capital lease agreements were 2.5%, 3.6% and 5.6% at December 31, 2012, 2011 and 2010, respectively.

The future contractual maturities of capital lease obligations as of December 31, 2012 are as follows (in thousands):

Fiscal Year
2013	$326
2014	267
2015	74
2016	76
2017	78
Thereafter	143

$964

9. Commitments and Contingencies

Operating Leases

The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through September 30, 2022. As of December 31, 2012, future minimum payments under operating leases were as follows (in thousands):

Fiscal Year
2013	$8,318
2014	7,045
2015	5,335
2016	3,952
2017	3,996
Thereafter	12,490

$41,136

Rent expense during 2012, 2011 and 2010, was $8.5 million, $6.5 million and $5.1million, respectively.

Other Matters

The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to any currently pending or threatened litigation or claims would not materially affect its consolidated financial position, results of operations or cash flows.

10. Stockholders’ Equity

Stock Option Plans

The Company maintains the following stock plans: the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2011 Employee Stock Purchase Plan. The Company’s board of directors, by delegation to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options or restricted stock may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant

Under the 2011 Plan, options granted are generally subject to a four-year vesting period whereby 25% of the options become vested after a one-year period and the remainder then vests monthly through the end of the vesting period. Vested options may be exercised up to ten years from the grant date, as defined in the 2011 Plan. Vested but unexercised options expire three months after termination of employment with the Company. The restricted stock units typically vest over four years with annual vesting as to one-fourth of the grant on each anniversary date with vesting contingent upon employment with the Company.

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

On February 8, 2012, the Company issued 200,000 performance-based equity awards to an executive which vest upon the achievement of certain financial performance goals, including revenue and an internal metric that is used for measuring customer contract commitments based on a net recurring revenue amount in which the Company measures customer revenue gains offset by losses during the measurement period. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of the timing of the expense recognition is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of the change. If the financial performance goals are not met, the award does not vest, no compensation cost is recognized and any previously stock-recognized stock-based compensation expense is reversed. No expense was recorded for the performance-based equity award during the year ended December 31, 2012 as the achievement of performance targets were not deemed probable.

At the end of each fiscal year, the share reserve under the 2011 Plan will increase automatically by an amount equal to the lesser of 4% of the outstanding shares as of the end of the most recently completed fiscal year or 3,840,000 shares.

Stock Option Exchange Program

On December 21, 2012, the Company launched a stock option exchange program (the “Offer”) pursuant to which eligible employees were able to exchange certain outstanding out-of-the money stock options with an exercise price greater than $6.03 per share for a lesser amount of new stock options. The Offer expired on January 22, 2013. As a result of the Offer, options to purchase an aggregate of 2.8 million shares of the Company’s common stock were accepted for exchange (representing approximately 80% of the total options eligible for exchange). All surrendered options were cancelled effective as of the expiration of the Offer, and in exchange for those options, the Company issued a total of approximately 1.0 million new stock options. The exercise price per share of each new option granted pursuant to the Offer was $6.03 per share, the closing price of the Company’s common stock on January 22, 2013. The new stock options have the same vesting schedules as the options tendered for exchange and the new options are not exercisable for a one-year period from the Offer’s expiration date. The Offer did not result in any significant incremental stock-based compensation expense.

Determining Fair Value of Stock Options

The estimated fair value of stock options and awards granted during 2012, 2011 and 2010, was approximately $41.7 million, $27.1 million, and $20.5 million, respectively. The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the options, which is generally four years. Restricted stock vest over four years and upon vesting, entitles the holder to one share of common stock for each restricted stock and has an exercise price of $0.0001 per share, which is equal to the par value of the Company’s common stock. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

The fair market value of each grant of options during 2012, 2011 and 2010 was determined by the Company using the methods and assumptions discussed below. The Company stratifies its population of outstanding share options into two relatively homogeneous groups to estimate the expected term and forfeiture rate of options grants. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Expected Dividend Yield—The Company has not paid dividends on its common shares nor does it expect to pay dividends in the foreseeable future.

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

The weighted average Black-Scholes option-pricing model assumptions for years ended 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Expected term (in years)	5.05	5.26	5.4
Expected volatility	46%	50%	54%
Risk-free interest rate	0.76%	1.50%	1.75%-2.43%
Expected dividend yield	—	—	—

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

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes option-pricing model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011
Expected term (in years)	0.50	0.39-0.50
Expected volatility	45%	36%-45%
Risk-free interest rate	0.14%	0.18%-0.07%
Expected dividend yield	—	—

The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. As of December 31, 2012, 350,762 shares had been issued under the ESPP and 1,274,912 shares were available for future issuance.

Stock Awards Issued to Non Employees

During 2011 and 2010, the Company granted stock options to purchase 10,000 and 25,000 common shares, respectively, to non employees for professional services at exercise prices of $6.20 and $4.95 per share. Stock-based compensation expense related to options granted to non employees was $0.1 million during 2011 and 2010. There were no stock awards issued to non employees in 2012.

Option and RSU activity under the Option Plans for 2012, 2011 and 2010 was as follows (shares and aggregate intrinsic value in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding—January 1, 2010	8,801	12,501	$3.67	—
Granted	(6,994)	6,994	5.11	—
Exercised	—	(707)	0.79	—
Forfeited	1,065	(1,065)	4.25	—

Outstanding—December 31, 2010	2,872	17,723	4.32	—
Additional shares reserved under the 2011 Equity Incentive Plan	5,760	—	—	—
Granted	(2,996)	2,186	13.44	810
Exercised	—	(3,808)	3.75	—
Forfeited	774	(766)	5.58	(8)

Outstanding—December 31, 2011	6,410	15,335	5.70	802
Additional shares reserved under the 2012 Equity Incentive Plan	2,903	—	—	—
Granted	(6,523)	2,954	12.30	3,569
Options exercised/ Restricted stock released	—	(2,100)	3.84	(209)
Forfeited	1,234	(1,000)	9.57	(234)

Outstanding—December 31, 2012	4,024	15,189	6.98	3,928

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options vested and expected to vest—December 31, 2012	14,749	$6.89	6.88	$13,812
Options exercisable—December 31, 2012	8,932	5.84	5.84	11,823

The weighted-average grant date fair value of options granted during 2012, 2011 and 2010 was $4.98, $6.53 and $2.93, respectively. The weighted average grant date fair values of restricted stock units granted during 2012 and 2011 was $11.69 and $15.92, respectively. There were no restricted stock units granted in 2010.

The aggregate intrinsic value of options exercised under the Option Plans was $21.9 million, $42.2 million and $2.8 million, in 2012, 2011 and 2010, respectively, determined as of the date of option exercise. The intrinsic value is calculated as the difference between the fair value of the common shares on the exercise date and the exercise price of the option shares. The total estimated fair value of share options vested in 2012, 2011 and 2010 was $13.1 million, $11.4 million and $6.9 million, respectively.

Stock-based compensation expense is based on applying estimated fair values determined at the grant date to those options granted in the year that are ultimately expected to vest. Accordingly, the fair values calculated on the total population of grants have been reduced for estimated forfeitures expected to occur in the future.

The table below summarizes stock-based compensation expense as allocated within the Company’s consolidated statements of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$2,772	$1,877	$1,126
Sales and marketing	8,146	4,456	2,993
Research and development	1,880	1,167	803
General and administrative	8,077	4,099	3,167

Total stock-based compensation	$20,875	$11,599	$8,089

The following table summarizes information about stock options outstanding at December 31, 2012 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contract Life (in Years)	Weighted- Average Exercise Price per Share	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.20 to $1.49	360	3.24	$1.08	360	$1.08
$4.26	4,971	4.80	4.26	4,724	4.26
$4.60 to $4.95	3,545	7.16	4.74	2,250	4.72
$5.10 to $8.45	3,560	8.57	6.18	1,108	5.85
$12.30 to $17.98	2,753	8.88	16.61	490	16.01

	15,189	6.94	6.98	8,932	5.09

As of December 31, 2012 and 2011 there was $55.6 million and $33.8 million of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2011 Plan, which is expected to be recognized over a weighted-average period of 2.49 years and 2.59 years, respectively.

11. Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers domestic employees who have attained 21 years of age and provide at least 20 hours of service per week. This plan allows U.S. employees to contribute up to 90% of their pre-tax salary in certain investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. During 2012, 2011 and 2010, the Company matched up to 50% of employee contributions up to an annual limit of $2,000. Matching contributions by the Company are fully vested upon completion of the first year of employment. Employer matching contributions, which may be discontinued at the Company’s discretion, amounted to $1.1 million, $1.0 million and $0.7 million, during 2012, 2011 and 2010, respectively.

12. Income Taxes

Loss from continuing operations before provision for (benefit from) income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$(10,381)	$(3,664)	$(1,734)
International	(326)	(608)	1,314

Loss before provision for income taxes	$(10,707)	$(4,272)	$(420)

The income tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$(489)	$1,116	$2,448
Foreign	1,112	424	567
State and local	144	98	472

Total current income tax provision	767	1,638	3,487
Deferred:
Federal	25,779	(16,756)	(687)
Foreign	76	56	—
State and local	5,485	(4,321)	(653)

Total deferred income tax provision (benefit)	31,340	(21,021)	(1,340)

Income tax provision (benefit)	$32,107	$(19,383)	$2,147

The following table provides a reconciliation of income taxes provided at the federal statutory rate of 34% to the income tax provision (benefit) (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S. income tax at federal statutory rate for LLC (through February 28, 2011)	$—	$—	$—
U.S. income tax at federal statutory rate	(3,640)	(1,452)	(143)
Provision from (income) loss attributable to LLC (through February 28, 2011)	—	1,470	1,711
Benefit from change in tax status	—	(20,740)	—
State income taxes, net of federal benefit	391	52	153
Foreign tax rate differential	674	415	40
Permanent differences	364	876	536
State tax credits	(1,040)	(228)	(330)
Valuation allowance	35,690	196	—
Other, net	(332)	28	180

Income tax provision (benefit)	$32,107	$(19,383)	$2,147

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

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2012 and 2011. Deferred tax assets and (liabilities) represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods (in thousands):

	December 31,
	2012	2011
Current
Accrued liabilities	$3,580	$3,602
State taxes	—	(88)
Allowance for doubtful accounts	99	12

Current deferred tax assets	3,679	3,526

Non-current
Share-based compensation expense	12,261	7,696
Net operating loss carryforwards	9,324	7,169
State tax credits	2,487	1,197
Unrealized loss on foreign exchange transactions	266	235
Amortization of intangibles	11,751	17,082
Other, net	(1,805)	29

Non-current deferred tax assets	34,284	33,408

Total current and non-current	37,963	36,934
Deferred tax liabilities
Property & equipment	(203)	(3,030)
Gross deferred tax assets	37,760	33,904
Less: Valuation allowance	(35,392)	(196)

Net deferred tax assets	$2,368	$33,708

As of December 31, 2012 and 2011, management assessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In 2012, management determined that it is not more likely than not that the deferred tax assets will be realized with respect to US federal and state deferred tax assets, except for certain US state deferred tax assets where the Company’s subsidiary has profitable operations. A valuation allowance was also provided in 2012 with respect to net operating loss carryforwards in Singapore and Japan. In 2011, management had determined that it was more likely than not that the deferred tax assets would be realized except for its Singapore net operating loss carryforward. The net change in the valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $35.2 million and $0.2 million, respectively.

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $62.7 million for federal income tax purposes and approximately $51.3 million for state income tax purposes. These losses are available to reduce taxable income and expire at various dates beginning in 2016. Approximately $39.2 million of federal net operating loss carryforwards and $29.7 million of state net operating loss carryforwards are related to excess tax benefits from stock-based compensation. The tax benefits associated with net operating losses attributed to stock-based compensation will be credited to additional paid-in capital when realized. The Company uses a “with and without” approach to determine the utilization of excess tax benefits from stock-based compensation. The Company considers only the direct impact of stock option awards when calculating the amount of windfalls or shortfalls attributable to stock-based compensation.

At December 31, 2012, the Company had $0.5 million of US federal research and development credits which expire beginning in 2031, and $1.7 million of California research and development and Enterprise Zone Credits which do not expire. The Company also has $1.8 million of other state tax credits which expire beginning in 2023 if not utilized.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. In connection with the conversion of the LLC into a Delaware corporation, two of its equity holders, GA SS Holdings LLC and SSLLC Holdings, Inc were merged with and into ServiceSource International, Inc. As a result, the Company acquired the net operating loss carryforwards of these two entities subject to the ownership change limitations. Management believes that the limitation will not limit utilization of the carryforwards prior to their expiration.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. All additional tax benefits to the Company arising from research tax credits generated in 2012 which would otherwise be recognized in 2013 will be fully offset by a valuation allowance.

The Company’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $1.5 million and $2.9 million for the years ended December 31, 2012 and 2011, respectively.

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. In November 2010, the Company concluded an IRS audit of the 2008 tax year which resulted in a change to a temporary difference but with no impact on the 2008 income tax provision as previously reported. The 2008 through 2012 tax years generally remain subject to examination by federal, state and foreign tax authorities.

The Company has implemented the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2011	$—
Additions based on tax positions related to the current year	109
Additions for tax positions of prior years	324
Reductions for tax positions of prior years	—

Balance as of December 31, 2012	$433

At December 31, 2012, the Company had a liability for unrecognized tax benefits of $0.4 million, $51,000 of which, if recognized, would affect the company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2012, the Company recognized and accrued approximately $3,000 of interest during 2012. During the years ended December 31, 2011 and 2010, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company considers its undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2012 the Company’s unremitted earnings from its foreign subsidiaries was $2.1 million. The determination of the unrecognized deferred tax liability, if any, or related to those unremitted earnings is not practicable.

13. Reportable Segments

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

Summarized financial information by geographic location for 2012, 2011 and 2010 based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net revenue
NALA	$150,041	$127,430	$102,411
EMEA	66,902	58,344	43,069
APJ	26,760	19,727	7,455

Total net revenue	$243,703	$205,501	$152,935

Direct profit contribution
NALA	82,385	72,333	55,463
EMEA	38,144	27,756	18,370
APJ	2,258	1,945	1,509

Total direct profit contribution	122,787	102,034	75,342
Adjustments:
Stock-based compensation	(2,772)	(1,877)	(1,126)
Overhead allocations and other, net	(12,633)	(8,062)	(11,329)

Gross Profit	$107,382	$92,095	$62,887

The majority of the Company’s assets at December 31, 2012 and 2011 were attributable to its U.S. operations. Property and equipment information is based on the physical location of the assets. The following table presents the long-lived assets, consisting of property and equipment, by geographic location (in thousands):

	December 31,
	2012	2011
NALA	$29,783	$23,138
EMEA	1,120	1,161
APJ	3,610	2,541

Total property and equipment, net	$34,513	$26,840

14. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for the years ended December 31, 2012 and 2011 is as follows:

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands, except per share amounts)
Net revenue	$67,345	$59,090	$59,694	$57,574	$60,779	$50,088	$48,512	$46,122
Gross profit	35,026	24,546	25,812	24,998	29,772	22,054	20,283	19,986
Income (loss) from operations	(197)	(3,382)	(3,219)	(3,135)	3,538	(2,606)	(2,392)	(1,685)
Income (loss) before provision for (benefit from) income taxes	(667)	(3,262)	(3,552)	(3,226)	3,422	(2,324)	(2,828)	(2,543)
Net income (loss) (1)	$(1,185)	$(3,584)	$(36,769)	$(1,276)	$1,653	$(2,825)	$(1,133)	$17,416
Net income (loss) per common share:
Basic	$(0.02)	$(0.05)	$(0.50)	$(0.02)	$0.02	$(0.04)	$(0.02)	$0.30
Diluted	$(0.02)	$(0.05)	$(0.50)	$(0.02)	$0.02	$(0.04)	$(0.02)	$0.28

(1)	The three months ended June 30, 2012 includes the effect of providing a valuation allowance of $33.1 million for a substantial portion of the Company’s deferred tax assets.

15. Related Party Transactions

Richard Campione was elected to the Company’s Board of Directors (the “Board”) on November 29, 2012. On December 19, 2012, the Company entered into a consulting agreement with Mr. Campione under which Mr. Campione provides certain software consulting services to the Company. Mr. Campione will be paid up to a maximum of $240,000 for consulting services provided during the term of the agreement, which ends March 31, 2013. The Audit Committee of the Board pre-approved this consulting agreement in accordance with the Company’s formal policy regarding related party transactions. Total payments in 2012 to Mr. Campione totaled $34,000. An additional $206,000 is expected to be paid to Mr. Campione in 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2012 our disclosure controls and procedures are designed to, and are effective to, provide at a reasonable assurance level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of this Annual Report on Form 10-K that is found in our 2013 Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (“2012 Proxy Statement”) is incorporated herein by reference to our 2013 Proxy Statement. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

We have adopted a Code of Business Conduct and Ethics for all officers, directors and employees. We have posted the Code of Business Conduct and Ethics on our website http://www.servicesource.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Business Conduct and Ethics by posting such information on our website.

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

The information required by Item 12 of this Annual Report on Form 10-K that is found in our 2013 Proxy Statement is incorporated herein by reference to our 2013 Proxy Statement. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K that is found in our 2013 Proxy Statement is incorporated herein by reference to our 2013 Proxy Statement. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K that is found in our 2013 Proxy Statement is incorporated herein by reference to our 2013 Proxy Statement. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC.

Dated: March 8, 2013	By:	/s/ MICHAEL A. SMERKLO
Michael A. Smerklo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

SERVICESOURCE INTERNATIONAL, INC.

Dated: March 8, 2013	By:	/s/ DAVID S. OPPENHEIMER
David S. Oppenheimer Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael A. Smerklo, David S. Oppenheimer, Ashley F. Johnson and Paul D. Warenski, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the ServiceSource International, Inc. and in the capacities and on the dates indicated.

Date	Signature	Title
March 8, 2013	/s/ MICHAEL A. SMERKLO Michael A. Smerklo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 8, 2013	/s/ DAVID S. OPPENHEIMER David S. Oppenheimer	Chief Financial Officer (Principal Financial and Accounting Officer)

March 8, 2013	/s/ STEVEN CAKEBREAD Steven M. Cakebread	Director

March 8, 2013	RICHARD J. CAMPIONE Richard J. Campione	Director

March 8, 2013	/s/ BRUCE W. DUNLEVIE Bruce W. Dunlevie	Director

Date	Signature	Title
March 8, 2013	/s/ JAMES C. MADDEN James C. Madden	Director

March 8, 2013	/s/ MARC F. MCMORRIS Mark F. McMorris	Director

March 8, 2013	/s/ THOMAS F. MENDOZA Thomas F. Mendoza	Director

March 8, 2013	/s/ BARRY REYNOLDS Barry D. Reynolds	Director

Index to Exhibits

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
2.1	Form of Conversion Agreement dated as of March 24, 2011, between the Registrant, GA SS Holding LLC and SSLLC Holdings, Inc.		2.1	Form S-1/A (No. 333- 171271)	March 11, 2011

2.2	Form of Agreement and Plan of Merger dated as of March 24, 2011, between the Registrant, GA SS Holding LLC, GA SS Holding II, LLC, SSLLC Holdings, Inc. and Benchmark Capital Partners V, L.P.		2.2	Form S-1/A (No. 333- 171271)	March 11, 2011

3.1	Certificate of Incorporation of the Company filed March 24, 2011		3.1	Form 8-K (No. 001- 35108)	April 1, 2011

3.2	Bylaws of the Company dated March 24, 2011		3.2	Form 8-K (No. 001- 35108)	April 1, 2011

3.3	Fifth Amended and Restated Limited Liability Company Agreement		3.3	Form S-1/A (No. 333- 171271)	January 28, 2011

4.1	Registration and Information Rights Agreement dated as of December 8, 2006, between the Registrant and GA SS Holding LLC, SSLLC Holdings, Inc., Housatonic Micro Fund SBIC, LP and Housatonic Equity Investors SBIC, LP		4.1	Form S-1/A (No. 333- 171271)	February 25, 2011

4.2	Securities Purchase Agreement and Registration Rights Schedule dated as of January 31, 2003, between the Registrant and the 2003 Holders		4.2	Form S-1/A (No. 333- 171271)	February 25, 2011

4.3	Specimen common stock certificate of the Registrant		4.3	Form S-1/A (No. 333- 171271)	March 11, 2011

10.1	Credit Agreement dated as of July 5, 2012 between the Company and JPMorgan Chase Bank, National Association		10.1	Form 10-Q (No. 001- 35108)	November 9, 2012

10.2	Pledge and Security Agreement entered into as of July 5, 2012 by and between ServiceSource International, Inc. , ServiceSource Delaware Inc and JPMorgan Chase Bank, N.A.		10.1	Form 10-Q (No. 001- 35108)	August 3, 2012

10.3+	Form of Director and Executive Officer Indemnification Agreement		10.1	Form S-1 (No. 333- 171271)	December 20, 2010

10.4+	2004 Omnibus Share Plan and forms of agreements thereunder		10.2	Form S-1 (No. 333- 171271)	December 20, 2010

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
10.5+	2008 Share Option Plan and form of agreement thereunder		10.3	Form S-1 (No. 333- 171271)	December 20, 2010

10.6+	2011 Equity Incentive Plan and forms of agreements thereunder		4.4	Form S-8 (No. 333- 173116)	March 28, 2011

10.7+	2011 Equity Incentive Plan form of Restricted Stock Award Agreement		10.1	Form 8-K (No. 001- 35108)	February 10, 2012

10.8+	2011 Employee Stock Purchase Plan and form of agreement thereunder		4.5	Form S-8 (No. 333- 173116)	March 28, 2011

10.9+	Amended and Restated Employment and Confidential Information Agreement dated as of June 8, 2010, between the Registrant and Michael A. Smerklo		10.5	Form S-1 (No. 333- 171271)	December 20, 2010

10.10+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Jeffrey M. Bizzack		10.6	Form S-1 (No. 333- 171271)	December 20, 2010

10.11+	Employment and Confidential Information Agreement dated as of July 7, 2010, between the Registrant and David Oppenheimer		10.7	Form S-1 (No. 333- 171271)	December 20, 2010

10.12+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Robert Sturgeon		10.8	Form S-1 (No. 333- 171271)	December 20, 2010

10.13+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Raymond M. Martinelli		10.10	Form S-1 (No. 333- 171271)	December 20, 2010

10.14+	Amended and Restated Employment Letter Agreement dated as of November 4, 2010, between the Registrant and Natalie A. McCullough		10.11	Form S-1 (No. 333- 171271)	December 20, 2010

10.15+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Paul D. Warenski		10.12	Form S-1/A (No. 333- 171271)	January 28, 2011

10.18+	Employment and Confidential Information Agreement dated as of August 16, 2011, between the Company and John Boucher		10.1	Form10-Q (No. 001- 35108)	November 14, 2011

10.19+	Amended and Restated Employment and confidential Information Agreement dated as of December 6, 2010, between the Registrant and Jay Ackerman		10.18	Form10-K (No. 001- 35108)	March 6, 2012

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
10.20+	Separation Agreement dated as of December 5, 2012, between the Company and David S. Oppenheimer	X

10.21+	Amended and Restated Separation and Consulting Agreement and Release dated as of January 8, 2013 between the Company and Jeffrey M. Bizzack	X

10.22+	Employment and Confidential Information Agreement dated as of February 6, 2013, between the Company and Ashley F. Johnson	X

10.23	Office Lease, dated as of October 31, 2007, between the Registrant and Six Thirty-Four Second Street, LLC		10.16	Form S-1/A (No. 333- 171271)	February 25, 2011

21.1	List of subsidiaries	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of

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