Form 10-Q
period 2013-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2013-05-10
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2013
Common Stock	76,823,424

SERVICESOURCE INTERNATIONAL, INC.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$67,947	$76,568
Short-term investments	49,755	32,874
Accounts receivable, net	59,039	65,238
Current portion of deferred income taxes	177	389
Prepaid expenses and other	5,089	5,178

Total current assets	182,007	180,247
Property and equipment, net	32,342	34,513
Deferred income taxes, net of current portion	2,069	2,321
Other assets, net	735	1,057
Goodwill	6,334	6,334

Total assets	$223,487	$224,472

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,319	$3,293
Accrued taxes	269	1,056
Accrued compensation and benefits	14,677	15,738
Accrued liabilities and other	11,074	10,403
Obligations under capital leases	325	326

Total current liabilities	31,664	30,816
Obligations under capital leases, net of current portion	543	638
Other long-term liabilities	5,005	6,091

Total liabilities	37,212	37,545

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 76,840 shares issued and 76,719 shares outstanding as of March 31, 2013; 75,758 shares issued and 75,637 shares outstanding as of December 31, 2012	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	220,357	210,650
Accumulated deficit	(33,853)	(23,398)
Accumulated other comprehensive income	204	108

Total stockholders’ equity	186,275	186,927

Total liabilities and stockholders’ equity	$223,487	$224,472

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue	$61,121	$57,574
Cost of revenue	38,498	32,576

Gross profit	22,623	24,998

Operating expenses:
Sales and marketing	14,808	13,477
Research and development	6,248	4,581
General and administrative	11,222	10,075

Total operating expenses	32,278	28,133

Loss from operations	(9,655)	(3,135)
Other expense, net	(107)	(91)

Loss before income taxes	(9,762)	(3,226)
Income tax provision (benefit)	693	(1,950)

Net loss	$(10,455)	$(1,276)

Net loss per common share:
Basic	$(0.14)	$(0.02)

Diluted	(0.14)	(0.02)

Weighted-average shares used in computing net loss per common share:
Basic	75,610	73,212

Diluted	75,610	73,212

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(10,455)	$(1,276)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	65	(17)
Unrealized gain on short-term investments, net of tax	31	40

Other comprehensive income, net of tax	96	23

Total comprehensive loss, net of tax	$(10,359)	$(1,253)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(10,455)	$(1,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,206	2,268
Loss on disposal of fixed assets	29	28
Provision for doubtful accounts	(67)	—
Amortization of deferred financing costs	12	27
Accretion on premium on short-term investments	174	154
Deferred income taxes	461	(873)
Stock-based compensation	5,921	4,247
Income tax charge from stock-based compensation	181	362
Changes in operating assets and liabilities:
Accounts receivable	5,863	(5,084)
Prepaid expenses and other	415	(2,407)
Accounts payable	2,077	(1,257)
Accrued taxes	(779)	490
Accrued compensation and benefits	(890)	(6,783)
Other accrued liabilities	(268)	3,780

Net cash provided by (used in) operating activities	5,880	(6,324)

Cash flows from investing activities
Acquisition of property and equipment	(1,232)	(6,631)
Purchases of short-term investments	(18,034)	(8,390)
Sales of short-term investments	508	1,430
Maturities of short-term investments	500	4,890

Net cash used in investing activities	(18,258)	(8,701)

Cash flows from financing activities
Repayment on capital leases obligations	(80)	(80)
Proceeds from common stock issuances	3,741	5,821
Income tax charge from stock-based compensation	(181)	(362)

Net cash provided by financing activities	3,480	5,379

Net decrease in cash and cash equivalents	(8,898)	(9,646)
Effect of exchange rate changes on cash and cash equivalents	277	(232)
Cash and cash equivalents at beginning of period	76,568	65,983

Cash and cash equivalents at end of period	$67,947	$56,105

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year.

The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for the Company’s interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have any impact on its financial position, results of operations or cash flows as the amounts reclassified out of accumulated other comprehensive income is not significant.

Note 2 — Cash, cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three months ended March 31, 2013 and 2012 were insignificant.

Cash and cash equivalents and short-term investments consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$67,834	$—	$—	$67,834

Cash equivalents:
Money market mutual funds	113	—	—	113

Total cash and cash equivalents	67,947	—	—	67,947

Short-term investments:
Corporate bonds	19,652	19	(7)	19,664
U.S. agency securities	20,283	11	(3)	20,291
Asset-backed securities	5,231	1	(5)	5,227
U.S. Treasury securities	4,569	4	—	4,573

Total short-term investments	49,735	35	(15)	49,755

Cash, cash equivalents and short-term investments	$117,682	$35	$(15)	$117,702

December 31, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,568	$—	$—	$59,568

Cash equivalents:
Money market mutual funds	17,000	—	—	17,000

Total cash and cash equivalents	76,568	—	—	76,568

Short-term investments:
Corporate bonds	13,389	2	(14)	13,377
U.S. agency securities	11,280	4	(1)	11,283
Asset-backed securities	4,670	1	(5)	4,666
U.S. Treasury securities	3,546	2	—	3,548

Total short-term investments	32,885	9	(20)	32,874

Cash, cash equivalents and short-term investments	$109,452	$9	$(20)	$109,442

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2013:

	Amortized Cost	Estimated Fair Value
Less than 1 year	$3,169	$3,169
Due in 1 to 3 years	46,566	46,586

Total	$49,735	$49,755

As of March 31, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

The following table presents information about the Company’s financial instruments that are measured at fair value as of March 31, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$113	$113	$—	$—

Total cash equivalents	113	113	—	—

Short-term investments:
Corporate bonds	19,664	—	19,664	—
U.S. agency securities	20,291	—	20,291	—
Asset-backed securities	5,227	—	5,227	—
U.S. Treasury securities	4,573	—	4,573	—

Total short-term investments	49,755	—	49,755	—

Cash equivalents and short-term investments	$49,868	$113	$49,755	$—

The following table presents information about the Company’s financial instruments that are measured at fair value as of December 31, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash equivalents:
Money market mutual funds	$17,000	$17,000	$—	$—

Total cash equivalents	17,000	17,000	—	—

Short-term investments:
Corporate bonds	13,377	—	13,377	—
U.S. agency securities	11,283	—	11,283	—
Asset-backed securities	4,666	—	4,666	—
U.S. Treasury securities	3,548	—	3,548	—

Total short-term investments	32,874	—	32,874	—

Cash equivalents and short-term investments	$49,874	$17,000	$32,874	$—

The Company did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2013 or December 31, 2012.

Note 4 — Property and Equipment, Net

Property and equipment balances were comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Computers and equipment	$15,136	$14,733
Software	33,095	32,982
Furniture and fixtures	8,682	8,555
Leasehold improvements	10,973	10,801

	67,886	67,071
Less: accumulated depreciation and amortization	(35,602)	(32,558)

	32,284	34,513
Construction in progress	58	—

	$32,342	$34,513

Depreciation and amortization expense related to property and equipment was $3.2 million and $2.3 million during the three months ended March 31, 2013 and 2012 respectively.

Total property and equipment assets under capital lease at March 31, 2013 and December 31, 2012, was $3.2 million and $3.2 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $2.2 million and $2.1 million, respectively.

The Company capitalized internal-use software development costs of $0 and $2.2 million during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $12.4 million and $13.6 million, respectively. Amortization of capitalized costs related to internal-use software for the three months ended March 31, 2013 and 2012 was $1.3 million and $0.6 million, respectively.

Note 5 — Accrued Liabilities and Other

Accrued liabilities and other balances were comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred revenue	$4,196	$2,295
Accrued operating expenses	2,652	3,664
Deferred rent obligations	898	986
Other employee related	305	323
Accrued other (includes ESPP contributions of $296 and $1,059 at March 31, 2013 and December 31, 2012, respectively)	3,023	3,135

	$11,074	$10,403

Note 6 — Credit Facility and Capital Leases

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

Amounts outstanding on the facility at March 31, 2013 consisted of a letter of credit of $850,000 as required under an operating lease agreement for office space at the Company’s San Francisco headquarters. The loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. The Company is also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.45%. At March 31, 2013, the interest rate for borrowings under the facility would be 2.2%.

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

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 2.51% and 3.62 % at March 31, 2013 and 2012, respectively.

Future minimum annual payments under capital lease obligations as of March 31, 2013 were as follows (in thousands):

March 31, 2013
Years Ending December 31,
2013 (remaining nine months)	$243
2014	265
2015	72
2016	74
2017	76
Thereafter	138

$868

Note 7 — Commitments and Contingencies

Operating Leases

The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense for the three months ended March 31, 2013 and 2012 was $2.2 million and $2.3 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of March 31, 2013 were as follows (in thousands):

March 31, 2013
Years Ending December 31,
2013 (remaining nine months).	$5,964
2014	7,032
2015	5,334
2016	3,956
2017	4,000
Thereafter	12,525

$38,811

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

On February 8, 2012, the Company issued 200,000 performance-based equity awards to an executive which vest upon the achievement of certain financial performance goals, including revenue and an internal metric that is used for measuring customer contract commitments based on a net recurring revenue amount in which the Company measures customer revenue gains offset by losses during the measurement period. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of the timing of the expense recognition is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of the change. If the financial performance goals are not met, the award does not vest, no compensation cost is recognized and any previously stock-recognized stock-based compensation expense is reversed. No expense was recorded for the performance based equity award during the three months ended March 31, 2013.

At the end of each fiscal year, the share reserve under the 2011 Plan will increase automatically by an amount equal to 4% outstanding shares as of the end of that most recently completed fiscal year or 3,840,000 shares, whichever is less. On January 1, 2013, 3.0 million additional shares were reserved under the 2011 Equity Incentive Plan pursuant to the automatic increase.

Stock Option Exchange Program

On December 21, 2012, the Company launched a stock option exchange program (the “Offer”) pursuant to which eligible employees were able to exchange certain outstanding out-of-the money stock options with an exercise price greater than $6.03 per share for a lesser amount of new stock options. The Offer expired on January 22, 2013. As a result of the Offer, options to purchase an aggregate of 2.8 million shares of the Company’s common stock were accepted for exchange (representing approximately 80% of the total options eligible for exchange). All surrendered options were cancelled effective as of the expiration of the Offer, and in exchange for those options, the Company issued a total of approximately 1.0 million new stock options. The exercise price per share of each new option granted pursuant to the Offer was $6.03 per share, the closing price of the Company’s common stock on January 22, 2013. The new stock options have the same vesting schedules as the options tendered for exchange. In addition the new options are not exercisable for a one-year period from the Offer’s expiration date. The Offer did not result in any significant incremental stock-based compensation expense

Determining Fair Value of Stock Awards

The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the options, which is generally four years. Restricted stock, upon vesting, entitles the holder to one share of common stock for each restricted stock and has a purchase price of $0.0001 per share, which is equal to the par value of the Company’s common stock, and vests over four years. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

The weighted average Black-Scholes model assumptions for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Expected term (in years)	5.0	5.1
Expected volatility	44%	45%
Risk-free interest rate	0.89%	0.82%
Expected dividend yield	—	—

Option and restricted stock activity under the 2011 Plan for the three months ended March 31, 2013 were as follows (shares in thousands)

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2012	4,024	15,189	$6.98	3,928
Additional shares reserved under the 2011 equity incentive plan	3,025	—	—	—
Granted	(2,663)	1,292	6.39	1,371
Options exercised/ Restricted stock released	—	(685)	4.24	(215)
Canceled/Forfeited	3,967	(3,545)	13.82	(422)

Outstanding — March 31, 2013	8,353	12,251	5.08	4,662

The weighted average grant-date fair value of employee stock options granted was $2.70 and $7.04 during the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	March 31,
	2013	2012
Cost of revenue	$732	$572
Sales and marketing	2,534	1,674
Research and development	486	363
General and administrative	2,169	1,638

Total stock-based compensation	$5,921	$4,247

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

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Expected term (in years)	0.50	0.50
Expected volatility	27%	45%
Risk-free interest rate	0.13%	0.13%
Expected dividend yield	—	—

The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2013, 750,000 additional shares were reserved under the ESPP pursuant to the automatic increase. As of March 31, 2013, 531,646 shares had been issued under the ESPP and 1,850,400 shares were available for future issuance.

Note 9 — Income Taxes

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is not currently undergoing any examination of its income tax returns. The 2008 through 2012 tax years generally remain subject to examination by federal, state and foreign tax authorities. The Company’s gross amount of unrecognized tax benefits increased from $0.4 million as of December 31, 2012 to $0.6 million as of March 31, 2013, $55,000 of which, if recognized, would affect the company’s effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

During the year ended December 31, 2102 management assessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. Management believes that it is not more likely than not that the deferred tax assets will be realized with respect to US federal and state deferred tax assets, except for certain U.S. state deferred tax assets where the Company’s subsidiary has profitable operations. Accordingly, a valuation allowance was provided with respect to U.S. federal and most U.S. State deferred tax assets. A valuation allowance was also provided with respect to deferred tax assets from its Singapore, Ireland and Japan subsidiaries. The Company will continue to evaluate its ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates the Company will adjust these estimates in future periods and, the Company may need to adjust the effective tax rate for the current year.

The Company considers its undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. This tax benefit, which would otherwise be recognized this quarter, is fully offset by a valuation allowance.

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

Summarized financial information by geographic location based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenue
NALA	$37,807	$36,112
EMEA	17,520	15,748
APJ	5,794	5,714

Total net revenue	$61,121	$57,574

Direct profit contribution
NALA	$19,233	$18,515
EMEA	8,725	8,467
APJ	799	1,583

Total direct profit contribution	28,757	28,565
Adjustments:
Stock-based compensation	(732)	(572)
Overhead allocations	(6,572)	(5,344)
Other, net	1,170	2,349

Gross profit	$22,623	$24,998

11. Related Party Transactions

Richard Campione was elected to the Company’s Board of Directors (the “Board”) on November 29, 2012. On December 19, 2012, the Company entered into a consulting agreement with Mr. Campione under which Mr. Campione provides certain software consulting services to the Company. The Audit Committee of the Board pre-approved this consulting agreement in accordance with the Company’s formal policy regarding related party transactions. Total payments in the three months ended March 31, 2013 to Mr. Campione totaled $0.2 million. The Company paid Mr. Campione $0.3 million for consulting services provided during the term of the agreement, which ended April 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We are currently in the midst of a significant investment cycle in which we have taken steps designed to drive our future growth and profitability. We plan to further build out our infrastructure, develop our technology and support Renew OnDemand, our next-generation technology platform, offer additional cloud-based applications, including on a stand-alone, subscription basis, and hire additional sales, service sales and other personnel. These steps impacted our expenses in recent periods as well as our spending for capital expenditures, and are expected to continue to impact our profitability and cash flows in future periods. We have devoted significant resources to developing Renew OnDemand, our software application suite which was recently introduced, and we expect our investment in Renew OnDemand to continue. In addition, we plan to devote significant resources to expand our sales organization, build out the related partner ecosystem, and further develop our service organization to support the platform. The capital expenditures and expenses related to Renew OnDemand are in addition to the expenses of operating our existing technology platform. While these expenses will be incurred and recognized in the near-term, we expect to generate revenues from subscriptions of Renew OnDemand that will increase over time in 2013.

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

We believe the current uncertainty in the economy, combined with shifting market forces toward subscription-based models, is impacting a number of our customers and prospective customers, particularly in the traditional enterprise software and hardware segments. These forces have placed pressure on end customer demand for their renewal contracts and also have led to some slower decision making in general. This economic and industry environment has adversely affected the conversion rates for end customers and contracts. To the extent these conditions continue they will impact our future revenues

Certain new engagements we entered into during the second half of 2012 have not yet fully ramped-up to performance levels we anticipate achieving over time. As a result, our revenues have not reflected, and are not expected in the first half of 2013 to reflect, the full revenue and operating margin potential from these customers. In addition to the uncertainty in the macroeconomic environment, we experience a seasonal variance in our revenue typically for the third quarter of the year as a result of lower or flat renewal volume corresponding to the timing of our customers’ product sales. The impact of this seasonal fluctuation can be amplified if the economy as a whole is experiencing disruption or uncertainty, leading to deferral of some renewal decisions.

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

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been insignificant, but we expect revenues generated from subscriptions to Renew OnDemand to increase in 2013. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. For the three months ended March 31, 2013 and 2012, our top ten customers in each period accounted for 49% and 51% of our net revenue, respectively.

Our business is geographically diversified. During the first quarter of 2013, 62% of our net revenue was earned in North America and Latin America (“NALA”), 29% in Europe, Middle East and Africa (“EMEA”) and 9% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography.

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

Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products, including Renew OnDemand, our next-generation technology platform, and adding new features to our existing technology platform. In connection with the development and enhancements of our SaaS applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to increase on an absolute basis and as a percentage of revenue in the near term as we continue to invest in our Renew OnDemand platform and our expectation that future capitalization of internal-use software costs will be insignificant.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net revenue	$61,121	$57,574
Cost of revenue	38,498	32,576

Gross profit	22,623	24,998

Operating expenses:
Sales and marketing	14,808	13,477
Research and development	6,248	4,581
General and administrative	11,222	10,075

Total operating expenses	32,278	28,133

Loss from operations	(9,655)	(3,135)
Other expense, net	(107)	(91)

Loss before income taxes	(9,762)	(3,226)
Income tax provision (benefit)	693	(1,950)

Net loss	$(10,455)	$(1,276)

Includes stock-based compensation of:
Cost of revenue	$732	$572
Sales and marketing	2,534	1,674
Research and development	486	363
General and administrative	2,169	1,638

Total stock-based compensation	$5,921	$4,247

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended March 31,
	2013	2012
	(as % of net revenue)
Net revenue	100%	100%
Cost of revenue	63%	57%

Gross profit	37%	43%

Operating expenses:
Sales and marketing	24%	23%
Research and development	10%	8%
General and administrative	18%	17%

Total operating expenses	52%	48%

Loss from operations	(15)%	(5)%

Net Revenue

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue by geography:
NALA	$37,807	62%	$36,112	63%	$1,695	5%
EMEA	17,520	29%	15,748	27%	1,772	11%
APJ	5,794	9%	5,714	10%	79	1%

Total net revenue	$61,121	100%	$57,574	100%	$3,547	6%

Net revenue increased $3.5 million, or 6%, for the first quarter of 2013, compared to the first quarter of 2012. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in our customer engagements resulted from new engagements with certain existing customers as well as new customer acquisitions due to our investments in our sales organization. These increases were partially offset by some customers in all three geographies where the scope of our services was reduced.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,			% Change
	2013	2012	Change
	(in thousands)
Cost of revenue	$38,498	$32,576	$5,922	18%
Includes stock-based compensation of:	732	572	160
Gross profit	22,623	24,998	(2,375)	(10)%
Gross profit percentage	37%	43%		(6)%

The 18% increase in our cost of revenue in the first quarter of 2013 reflected a $4.5 million increase in an increase in compensation, attributable in part to an increase in the number of sales enablement personnel in our global sales operations center in Kuala Lumpur, Malaysia associated with two large expansions with existing customers, as well as a $1.2 million increase in technology and amortization expense of our internally developed software. Gross profit in the first quarter of 2013 was also adversely impacted by the slower ramp of some of our larger new engagements and due to staffing and technology costs associated with the deployment of our cloud applications. For the next several quarters, we expect that we will have increased spending to continue support for our legacy service revenue intelligence platform in addition to growing support expenditures for our Renew OnDemand application suite.

Operating Expenses

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$14,808	24%	$13,477	23%	$1,331	10%
Research and development	6,248	20%	4,581	8%	1,667	36%
General and administrative	11,222	18%	10,075	17%	1,147	11%

Total operating expenses	$32,278	52%	$28,133	48%	$4,145	15%

Includes stock-based compensation of:
Sales and marketing	$2,534		$1,674		$860
Research and development	486		363		123
General and administrative	2,169		1,638		531

Total	$5,189		$3,675		$1,514

Sales and marketing expenses

The 10% increase in sales and marketing expenses in the first quarter of 2013 resulted primarily from an additional $2.1 million in compensation due to a higher number of sales personnel, primarily in NALA. The increase in headcount reflected our investment in sales and marketing resources aimed at expanding our customer base. The increase was partially offset by lower marketing expenses of $1.2 million in the first quarter of 2013 as a result of lower spend on brand development initiatives.

Research and development expenses

The 36% increase in research and development expense in the first quarter of 2013 was primarily due to no capitalization of labor and third party costs for development of internal-use software in the first quarter of 2013 as compared to $1.9 million capitalized costs in the first quarter of 2012. We expect research and development spending to increase on an absolute basis and as a percentage of revenue in the near term as we continue to enhance our Renew OnDemand platform. We anticipate that future capitalization of internal-use software costs will be insignificant.

General and administrative expenses

The 11% increase in general and administrative expense in the first quarter of 2013 as compared to the first quarter of 2012 reflected a $0.9 million increase in compensation, including stock-based compensation.

Income Tax Provision (Benefit)

	March 31,			% Change
	2013	2012	Change
	(in thousands)
Income tax provision (benefit)	$693	$(1,950)	$2,643	136%

In first quarter of 2013, we recorded a charge to income tax expense of $0.1 million to establish a valuation allowance to offset deferred tax assets previously recognized with respect to our Ireland affiliate. The additional $0.6 million charge represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states, offset by limited benefits available from losses in Ireland. No benefit was otherwise provided for losses incurred in the U.S., Singapore and Japan, because these losses are offset by a full valuation allowance, as discussed below.

In first quarter of 2012, we recorded a one-time tax benefit of $1.3 million, resulting from the identification of U.S. Federal and California research credits recoverable for prior years. There were also one-time charges of $0.1 million arising from revisions of estimated tax expense in prior periods. Excluding the impact of these items, our effective tax rate for the three months ended March 31, 2012 was 24.7%. A valuation allowance was recognized in subsequent quarters to offset the benefits recognized in the first quarter of 2012.

Liquidity and Capital Resources

At March 31, 2013, we had cash, cash equivalents and short-term investments of $117.7 million, which primarily consisted of money market mutual funds, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. Our primary operating cash requirements include the payment of compensation and related costs, working capital requirements related to accounts receivable and accounts payable, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities, proceeds from stock offerings and the exercise of stock options, and to a lesser extent, from borrowings under various credit facilities, with no such borrowings in 2013. We believe our existing cash and cash equivalents and short-term investments and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

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

The Credit Agreement contains customary affirmative and negative covenants, as well as financial covenants. Affirmative covenants include, among others, delivery of financial statements, compliance certificates and notices of specified events, maintenance of properties and insurance, preservation of existence, and compliance with applicable laws and regulations. Negative covenants include, among others, limitations on our ability and our subsidiaries’ ability to grant liens, incur indebtedness, engage in mergers, consolidations and sales of assets and engage in affiliate transactions. The Credit Agreement requires us to maintain a maximum leverage ratio and a minimum liquidity amount, each as defined in the Credit Agreement.

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

Summary Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$5,880	$(6,324)
Net cash used in investing activities	(18,258)	(8,701)
Net cash provided by financing activities	3,480	5,379
Net decrease in cash and cash equivalents, net of impact of foreign exchange changes on cash	$(8,621)	$(9,878)

Operating Activities

Net cash provided by operating activities was $5.9 million during the three months ended March 31, 2013. Net loss during the period was $10.5 million adjusted by non-cash charges of $3.2 million for depreciation and amortization and $5.9 million for stock-based compensation. Cash generated from operations during the three months ended March 31, 2013 resulted from sequential changes in our working capital including a $5.9 million decrease in accounts receivable, a $0.4 million decrease in prepaid expenses and other and a $2.1 million increase in accounts payable. Uses of cash were related to a $0.9 million decrease in accrued compensation and benefits and $0.8 million decrease in accrued taxes.

Net cash used in operating activities was $6.3 million during the three months ended March 31, 2012. Net loss during the period was $1.3 million adjusted by non-cash charges of $2.3 million for depreciation and amortization and $4.2 million for stock-based compensation. Cash used for operations during the three months ended March 31, 2012 resulted from changes in our working capital including a $6.8 million decrease in accrued compensation and benefits, a $5.1 million increase in accounts receivable, a $2.4 million increase in prepaid expenses and other and a $1.3 million decrease in accounts payable. Source of cash was related to a $3.8 million increase in other accrued liabilities.

Investing Activities

During the three months ended March 31, 2013 cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities, of $17.1 million, and to a lesser extent for property and equipment purchases, of $1.2 million. The $8.7 million of cash used by investing activities during the three months ended March 31, 2012 related mostly to the purchase of property and equipment, including costs capitalized for development of internal-use software.

Financing Activities

Cash provided by financing activities was $3.5 million during the three months ended March 31, 2013 principally resulted from proceeds of $3.7 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.

Cash provided by financing activities was $5.4 million during the three months ended March 31, 2012 principally resulted from proceeds of $5.8 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and computer equipment. At March 31, 2013, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$868	$325	$347	$196	$—
Operating lease obligations	38,811	7,869	15,434	10,180	5,328

	$39,679	$8,194	$15,781	$10,376	$5,328

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of March 31, 2013, our liability for unrecognized tax benefits was $0.1 million. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, capitalized internal-use software and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2013 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 8, 2013.

Recent Accounting Pronouncements

The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2013, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) of the end of the period covered by this report (the “Evaluation Date”).

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

(b) Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A substantial portion of our revenue has to date come from a relatively small number of customers. During the three months ended March 31, 2013, our top ten customers accounted for 49% of our revenue with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

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

For the three months ended March 31, 2013, approximately 38% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We monitor and assess our internal control over financial reporting, and if our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert such internal control is effective at such time. If we are unable to assert that our internal control over financial reporting is effective at year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 10% of our outstanding common stock as of March 31, 2013. As a result, these stockholders will have substantially influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Any provision of our certificate of incorporation, by laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock, our stock price and trading volume could decline.

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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date: May 10, 2013	By:	/s/ ASHLEY F. JOHNSON
Ashley F. Johnson
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

10.1+	Amended and restated 2011 Employee Stock Purchase Plan and form of agreement thereunder.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the Notes to Condensed Consolidated Financial Statements. **

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.
+	Indicates a management contract or compensation plan.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.