Form 10-Q
period 2013-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2013-08-05
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of July 30, 2013
Common Stock	79,411,505

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$77,403	$76,568
Short-term investments	54,649	32,874
Accounts receivable, net	60,894	65,238
Deferred income taxes	177	389
Prepaid expenses and other	6,661	5,178
Total current assets	199,784	180,247
Property and equipment, net	30,275	34,513
Deferred income taxes, net of current portion	1,986	2,321
Other assets, net	794	1,057
Goodwill	6,334	6,334
Total assets	$239,173	$224,472
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,505	$3,293
Accrued taxes	1,801	1,056
Accrued compensation and benefits	18,873	15,738
Accrued liabilities and other	13,640	10,403
Obligations under capital leases	328	326
Total current liabilities	37,147	30,816
Obligations under capital leases, net of current portion	466	638
Other long-term liabilities	4,839	6,091
Total liabilities	42,452	37,545
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 79,099 shares issued and 79,220 shares outstanding as of June 30, 2013; 75,758 shares issued and 75,637 shares outstanding as of December 31, 2012	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	235,714	210,650
Accumulated deficit	(38,759)	(23,398)
Accumulated other comprehensive income	199	108
Total stockholders’ equity	196,721	186,927
Total liabilities and stockholders’ equity	$239,173	$224,472
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$67,697	$59,694	$128,818	$117,268
Cost of revenue	38,620	33,882	77,118	66,458
Gross profit	29,077	25,812	51,700	50,810
Operating expenses:
Sales and marketing	15,367	14,169	30,175	27,646
Research and development	6,794	4,298	13,042	8,879
General and administrative	10,783	10,564	22,004	20,639
Total operating expenses	32,944	29,031	65,221	57,164
Loss from operations	(3,867)	(3,219)	(13,521)	(6,354)
Other expense, net	(295)	(333)	(403)	(424)
Loss before income taxes	(4,162)	(3,552)	(13,924)	(6,778)
Income tax provision	744	33,217	1,437	31,267
Net loss	$(4,906)	$(36,769)	$(15,361)	$(38,045)
Net loss per common share:
Basic	$(0.06)	$(0.50)	$(0.20)	$(0.52)
Diluted	(0.06)	(0.50)	(0.20)	(0.52)
Weighted-average shares used in computing net loss per common share:
Basic	77,275	74,172	76,447	73,654
Diluted	77,275	74,172	76,447	73,654
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(4,906)	$(36,769)	$(15,361)	$(38,045)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	146	(56)	211	(73)
Unrealized gain (loss) on short-term investments, net of tax	(151)	(14)	(120)	26
Other comprehensive income (loss), net of tax	(5)	(70)	91	(47)
Total comprehensive loss, net of tax	$(4,911)	$(36,839)	$(15,270)	$(38,092)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(15,361)	$(38,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,028	4,576
Provision for doubtful accounts	(149)	—
Amortization of deferred financing costs	24	123
Accretion on premium on short-term investments	347	445
Deferred income taxes	545	32,220
Stock-based compensation	11,343	9,607
Income tax charge from stock-based compensation	264	362
Changes in operating assets and liabilities:
Accounts receivable	4,189	2,586
Prepaid expenses and other	(1,204)	(811)
Accounts payable	(558)	(877)
Accrued taxes	752	298
Accrued compensation and benefits	3,291	(4,820)
Accrued liabilities and other	2,156	4,145
Net cash provided by operating activities	11,667	9,809
Cash flows from investing activities
Acquisition of property and equipment	(2,224)	(11,244)
Purchases of short-term investments	(26,647)	(24,186)
Sales of short-term investments	3,154	6,210
Maturities of short-term investments	1,250	11,820
Net cash used in investing activities	(24,467)	(17,400)
Cash flows from financing activities
Repayment on capital leases obligations	(161)	(155)
Proceeds from common stock issuances	13,612	7,818
Income tax charge from stock-based compensation	(264)	(362)
Net cash provided by financing activities	13,187	7,301
Net increase (decrease) in cash and cash equivalents	387	(290)
Effect of exchange rate changes on cash and cash equivalents	448	(107)
Cash and cash equivalents at beginning of period	76,568	65,983
Cash and cash equivalents at end of period	$77,403	$65,586
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-2 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-2 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for the Company’s interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have any impact on its financial position, results of operations or cash flows as the amounts reclassified out of accumulated other comprehensive income is not material.

In June 2013, the Financial Accounting Standards Board determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
Note 2 — Cash, cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and six months ended June 30, 2013 and 2012 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$45,706	$—	$—	$45,706
Cash equivalents:
Money market mutual funds	31,697	—	—	31,697
Total cash and cash equivalents	77,403	—	—	77,403
Short-term investments:
Corporate bonds	21,471	6	(51)	21,426
U.S. agency securities	21,126	2	(50)	21,078
Asset-backed securities	6,669	—	(29)	6,640
U.S. Treasury securities	5,514	—	(9)	5,505
Total short-term investments	54,780	8	(139)	54,649
Cash, cash equivalents and short-term investments	$132,183	$8	$(139)	$132,052
December 31, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,568	$—	$—	$59,568
Cash equivalents:
Money market mutual funds	17,000	—	—	17,000
Total cash and cash equivalents	76,568	—	—	76,568
Short-term investments:
Corporate bonds	13,389	2	(14)	13,377
U.S. agency securities	11,280	4	(1)	11,283
Asset-backed securities	4,670	1	(5)	4,666
U.S. Treasury securities	3,546	2	—	3,548
Total short-term investments	32,885	9	(20)	32,874
Cash, cash equivalents and short-term investments	$109,453	$9	$(20)	$109,442
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2013:

	Amortized Cost	Estimated Fair Value
Less than 1 year	$5,098	$5,097
Due in 1 to 5 years	49,682	49,552
Total	$54,780	$54,649
As of June 30, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of June 30, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$31,697	$31,697	$—
Total cash equivalents	31,697	31,697	—
Short-term investments:
Corporate bonds	21,426	—	21,426
U.S. agency securities	21,078	—	21,078
Asset-backed securities	6,640	—	6,639
U.S. Treasury securities	5,505	—	5,506
Total short-term investments	54,649	—	54,649
Cash equivalents and short-term investments	$86,346	$31,697	$54,649
The following table presents information about the Company’s financial instruments that are measured at fair value as of December 31, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$17,000	$17,000	$—
Total cash equivalents	17,000	17,000	—
Short-term investments:
Corporate bonds	13,377	—	13,377
U.S. agency securities	11,283	—	11,283
Asset-backed securities	4,666	—	4,666
U.S. Treasury securities	3,548	—	3,548
Total short-term investments	32,874	—	32,874
Cash equivalents and short-term investments	$49,874	$17,000	$32,874

The Company did not have any financial liabilities measured at fair value as of June 30, 2013 or December 31, 2012.

Note 4 — Property and Equipment, Net
Property and equipment balances were comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Computers and equipment	$15,875	$14,733
Software	33,317	32,982
Furniture and fixtures	8,660	8,555
Leasehold improvements	10,970	10,801
	68,822	67,071
Less: accumulated depreciation and amortization	(38,660)	(32,558)
	30,162	34,513
Construction in progress	113	—
	$30,275	$34,513

Depreciation and amortization expense during the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012, was $2.8 million, $6.0 million, $2.3 million and $4.6 million respectively.
Total property and equipment assets under capital lease at June 30, 2013 and December 31, 2012, was $3.2 million and $3.2 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $2.4 million and $2.1 million, respectively.
The Company capitalized internal-use software development costs of $0 and $2.8 million during the three months ended June 30, 2013 and 2012, respectively and $0 and $5.0 million during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $11.1 million and $13.6 million, respectively. Amortization of capitalized costs related to internal-use software for the three months ended June 30, 2013 and 2012 was $1.3 million and $0.6 million, respectively, and for the six months ended June 30, 2013 and 2012 was $2.5 million and $1.3 million, respectively.
Note 5 — Accrued Liabilities and Other
Accrued liabilities and other balances were comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred revenue	$3,955	$2,295
Accrued operating expenses	3,633	3,664
Deferred rent obligations	887	986
Other employee related	394	323
Accrued other (includes ESPP contributions of $763 and $1,059 at June 30, 2013 and December 31, 2012, respectively)	4,771	3,135
	$13,640	$10,403
Note 6 — Credit Facility and Capital Leases
Revolving Credit Facility
On July 5, 2012, the Company, entered into a three-year credit agreement which provides for a secured revolving line of credit based on eligible accounts receivable of up to $25.0 million on and before July 5, 2013 and up to $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. On June 18, 2013, the Company elected to maintain the revolving commitment at $25.0 million rather than have it increase to $30 million on July 5, 2013. Proceeds available under the agreement may be used for working capital and other general corporate purposes. The Company may prepay borrowing under the agreement in whole or in part at any time without premium or penalty. The Company may terminate the commitments under the credit agreement in whole at any time, and may reduce the commitments by up to $10.0 million between July 1, 2013 and June 30, 2014. On June 30, 2013, the Company amended the credit agreement to reduce the quarterly commitment fee, payable in arrears, based on the available commitments from the existing 0.45% rate to 0.30%.
Amounts outstanding on the facility at June 30, 2013 consisted of a letter of credit of $575,000 as required under an operating lease agreement for office space at the Company’s San Francisco headquarters. The loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. The Company is also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.30%. At June 30, 2013, the interest rate for borrowings under the facility was 2.2%.
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
Effective June 29, 2012, the Company terminated a $20.0 million credit facility. At the time of the termination, no borrowings were outstanding other than a letter of credit in the face amount of $850,000.
Capital Leases
The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 2.54% and 3.75% at June 30, 2013 and 2012, respectively.
Future minimum annual payments under capital lease obligations as of June 30, 2013 were as follows (in thousands):

June 30, 2013
Years Ending
2013 (remaining six months)	$163
2014	266
2015	73
2016	75
2017	77
Thereafter	140
Total	$794
Note 7 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense for the three months ended June 30, 2013 and 2012 was $2.1 million and $2 million, respectively, and for the six months ended June 30, 2013 and 2012 was $4.3 million and $4.4 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2013 were as follows (in thousands):

June 30, 2013
Years ending
2013 (remaining six months).	$4,473
2014	7,845
2015	5,967
2016	4,169
2017	4,004
Thereafter	12,526
Total	$38,984
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
The weighted average Black-Scholes model assumptions for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (in years)	5.0	5.1	5.0	5.1
Expected volatility	44%	45%	44%	45%
Risk-free interest rate	0.84%	0.83%	0.85%	0.82%
Expected dividend yield	—	—	—	—
Option and restricted stock activity under the 2011 Plan for the six months ended June 30, 2013 were as follows (shares in thousands)

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2012	4,024	15,189	$6.98	3,928
Additional shares reserved under the 2011 equity incentive plan	3,025	—	—	—
Granted	(3,910)	2,093	7.05	1,817
Options exercised/ Restricted stock released	—	(2,951)	7.36	(405)
Canceled/Forfeited	4,469	(3,793)	6.65	(676)
Outstanding — June 30, 2013	7,608	10,538	5.30	4,664

The weighted average grant-date fair value of employee stock options granted during the three months ended June 30, 2013 and 2012 was $2.67 and $6.68 per share, respectively and for the six months ended June 30, 2013 and 2012 was $2.68 and $6.98 per share, respectively.
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$688	$715	$1,420	$1,287
Sales and marketing	2,449	1,982	4,982	3,656
Research and development	519	530	1,005	893
General and administrative	1,767	2,133	3,936	3,771
Total stock-based compensation	$5,423	$5,360	$11,343	$9,607
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
The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	27%	45%	27%	45%
Risk-free interest rate	0.13%	0.13%	0.13%	0.13%
Expected dividend yield	—	—	—	—
The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2013, 750,000 additional shares were reserved under the ESPP pursuant to the plan's automatic increase provision. As of June 30, 2013, 531,646 shares had been issued under the ESPP and 1,850,400 shares were available for future issuance.
Note 9 — Income Taxes
The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is currently undergoing examination of the California Franchise Tax Returns relating to California state income taxes of its operating subsidiary for the years 2008 through 2010. The 2008 through 2012 tax years generally remain subject to examination by federal, state and foreign tax authorities. The Company’s gross amount of unrecognized tax benefits increased from $0.4 million as of December 31, 2012 to $0.6 million as of June 30, 2013, $55,000 of which, if recognized, would affect the company’s effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.
During the year ended December 31, 2012 management assessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. Management believes that it is not more likely than not that the deferred tax assets will be realized with respect to US federal and state deferred tax assets, except for certain U.S. state deferred tax assets where the Company’s subsidiary has profitable operations. Accordingly, a valuation allowance was provided with respect to U.S. federal and most U.S. State deferred tax assets. A valuation allowance was also provided with respect to deferred tax assets from its Singapore and Ireland subsidiaries. The Company will continue to evaluate its ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates the Company will adjust these estimates in future periods and, the Company may need to adjust the effective tax rate for the current year.
The Company considers the undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which reinstated the federal research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. The 2012 federal research tax credit along with the first six months of 2013 federal research tax credit, which would otherwise have been recognized in the first half of 2013, is fully offset by a valuation allowance.
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
APJ — Includes operations from offices in Singapore related primarily to end customers in Asia Pacific and Japan. Operations in Kuala Lumpur, Malaysia are allocated to the reportable segment of where the customer is located.
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
Summarized financial information by geographic location based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue
NALA	$42,482	$36,961	$80,289	$73,073
EMEA	18,238	15,518	35,758	31,266
APJ	6,977	7,215	12,771	12,929
Total net revenue	$67,697	$59,694	$128,818	$117,268
Direct profit contribution
NALA	$24,377	$19,150	$43,610	$37,668
EMEA	9,154	7,756	17,879	16,223
APJ	1,909	2,523	2,708	4,106
Total direct profit contribution	35,440	29,429	64,197	57,997
Adjustments:
Stock-based compensation	(688)	(715)	(1,420)	(1,287)
Other, net	(5,675)	(2,902)	(11,077)	(5,900)
Gross profit	$29,077	$25,812	$51,700	$50,810
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
OVERVIEW
We manage the service contract renewals process for renewals of maintenance, support and subscription agreements on behalf of our customers. Our integrated solution consists of dedicated service sales teams working under our customers’ brands and our proprietary Renew OnDemand platform and applications. By integrating software, managed services and data, we address the critical steps of the renewals process including data management, quoting, selling and service revenue business intelligence. Our business is built on our pay-for-performance model, whereby our revenues are based on the service renewals customers achieve with our solution, although we have been establishing a base of subscription revenue agreements to our technology platform and applications.
We are currently in the midst of a significant investment cycle in which we have taken steps designed to drive our future growth and profitability. We plan to further build out our infrastructure, develop our technology and support Renew OnDemand, our next-generation technology platform, offer additional cloud-based applications, including on a stand-alone, subscription basis, and hire additional sales, service sales and other personnel. These steps impacted our expenses in recent periods as well as our spending for capital expenditures, and are expected to continue to impact our profitability and cash flows in future periods. We have devoted significant resources to developing Renew OnDemand, our software application suite which was recently introduced, and we expect our investment in Renew OnDemand to continue. In addition, we plan to devote significant resources to expand our sales organization, build out the related partner ecosystem, and further develop our service organization to support the platform. We also plan on making targeted brand investments like in industry events like Dreamforce, as well as re-launching our website and producing new marketing collateral. On the sales side, we have seen early success with some of the new sales incentives around Renew OnDemand subscriptions, which drives short-term expense, but has improved our time to market this new solution. The capital expenditures and expenses related to Renew OnDemand are in addition to the expenses of operating our existing technology platform. While these expenses will be incurred and recognized in the near-term, we expect to generate revenues from the sale of subscriptions to Renew OnDemand that will increase over time in 2013

Key Business Metrics

In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under, “Basis of Presentation.” These key metrics include service revenue opportunity under management and number of engagements.

Service Revenue Opportunity Under Management. At June 30, 2013, we estimate our opportunity under management to be over $9 billion. Service revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell on behalf of our customers over the subsequent twelve-month period. Opportunity under management is not a measure of our expected revenue. In addition, opportunity under management reflects our estimate for a forward twelve-month period and should not be used to estimate our opportunity for any particular quarter within that period. The value of end customer contracts actually delivered during a twelve-month period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our customers and their end customers.

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

Our revenue also depends on our close and commissions rates. Our close rate is the percentage of opportunity under management that we renew on behalf of our customers. Our commission rate is an agreed-upon percentage of the renewal value of end customer contracts that we sell on behalf of our customers.

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

In determining commission rates for an individual engagement, various factors, including our close rates, as described above, are evaluated. These factors include: historic, industry-specific and customer-specific renewal rates for similar service contracts; the magnitude of the opportunity under management in a particular engagement; the number of end customers associated with these opportunities; and the opportunity to receive additional performance commissions when we exceed certain renewal levels. We endeavor to set our commission rates at levels commensurate with these factors and other factors that may be relevant to a particular engagement.

Accordingly, our commission rates vary, often significantly, from engagement to engagement. In addition, we sometimes agree to lower commission rates for engagements with significant opportunity under management.

Number of Engagements. We track the number of engagements we have with our customers. We often have multiple engagements with a single customer, particularly where we manage the sales of service renewals relating to different product lines, technologies, types of contracts or geographies for the customer. When the set of renewals we manage on behalf of a customer is associated with a separate customer contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a service sales team to manage the differentiated renewals, we designate each set of renewals, and associated revenues and costs to us as a unique engagement. For example, we may have one engagement consisting of a service sales team selling maintenance contract renewals of a particular product for a customer in the United States and another engagement consisting of a sales team selling warranty contract renewals of a different product for the same customer in Europe. These would count as two engagements. We had approximately 145, 120 and 100 engagements as of December 31, 2012, 2011 and 2010, respectively.
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
In addition to the uncertainty in the macroeconomic environment, we experience a seasonal variance in our revenue typically for the third quarter of the year as a result of lower or flat renewal volume corresponding to the timing of our customers’ product sales particularly in the international regions. The impact of this seasonal fluctuation can be amplified if the economy as a whole is experiencing disruption or uncertainty, leading to deferral of some renewal decisions. As we increase our subscription revenue base, this seasonality will become less apparent. However for at least the next couple years, we would expect this pattern to continue.
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

We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 51% and 49% of our net revenue for the three months ended June 30, 2013 and 2012, respectively, and 49% and 49% for the six months ended June 30, 2013 and 2012, respectively.
Our business is geographically diversified. During the second quarter of 2013, 63% of our net revenue was earned in North America and Latin America (“NALA”), 27% in Europe, Middle East and Africa (“EMEA”) and 10% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography.
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

Other Income (Expense)
Other income (expense) consists primarily of interest expense associated with fees related to our credit facility, foreign exchange transaction gains and losses and interest income.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net revenue	$67,697	$59,694	$128,818	$117,268
Cost of revenue	38,620	33,882	77,118	66,458
Gross profit	29,077	25,812	51,700	50,810
Operating expenses:
Sales and marketing	15,367	14,169	30,175	27,646
Research and development	6,794	4,298	13,042	8,879
General and administrative	10,783	10,564	22,004	20,639
Total operating expenses	32,944	29,031	65,221	57,164
Loss from operations	(3,867)	(3,219)	(13,521)	(6,354)
Other expense, net	(295)	(333)	(403)	(424)
Loss before income taxes	(4,162)	(3,552)	(13,924)	(6,778)
Income tax provision	744	33,217	1,437	31,267
Net loss	$(4,906)	$(36,769)	$(15,361)	$(38,045)
Includes stock-based compensation of:
Cost of revenue	$688	$715	$1,420	$1,287
Sales and marketing	2,449	1,982	4,982	3,656
Research and development	519	530	1,005	893
General and administrative	1,767	2,133	3,936	3,771
Total stock-based compensation	$5,423	$5,360	$11,343	$9,607

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(as % of net revenue)		(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	57%	57%	60%	57%
Gross profit	43%	43%	40%	43%
Operating expenses:
Sales and marketing	23%	24%	23%	24%
Research and development	10%	7%	10%	8%
General and administrative	16%	18%	17%	18%
Total operating expenses	49%	49%	50%	50%
Loss from operations	(6)%	(6)%	(10)%	(7)%

Net Revenue

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
NALA	$42,482	63%	$36,961	62%	$5,521	15%
EMEA	18,238	27%	15,518	26%	2,720	18%
APJ	6,977	10%	7,215	12%	(238)	(3)%
Total net revenue	$67,697	100%	$59,694	100%	$8,003	13%

Net revenue increased $8.0 million, or 13%, for the second quarter of 2013, compared to the second quarter of 2012. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers including some of our large enterprise accounts, as well as strong performance in our NALA and EMEA service sales centers in closing service revenue renewals. The increase in our customer engagements resulted from new engagements with certain existing customers as well as new customer acquisitions due to our investments in our sales organization. These increases were partially offset by some customers in APJ where the scope of our services was reduced.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenue	$38,620	$33,882	$4,738	14%
Included stock-based compensation of:	688	715	(27)
Gross profit	29,077	25,812	3,265	13%
Gross profit percentage	43%	43%		—%
The 14% increase in our cost of revenue in the second quarter of 2013 reflected a $3.4 million increase in compensation, attributable in part to an increase in the number of sales enablement personnel in our global sales operations center in Kuala Lumpur, Malaysia associated with two large expansions with existing customers, as well as a $2.0 million increase in technology and amortization expense of our internally developed software. Gross profit in the second quarter of 2013 was flat as compared to second quarter of 2012. For the next several quarters, we expect that we will have increased spending to continue support for our legacy service revenue intelligence platform in addition to growing support expenditures for our Renew OnDemand application suite.
Operating Expenses

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$15,367	23%	$14,169	24%	$1,198	8%
Research and development	6,794	10%	4,298	7%	2,496	58%
General and administrative	10,783	16%	10,564	18%	219	2%
Total operating expenses	$32,944	49%	$29,031	49%	$3,913	13%
Includes stock-based compensation of:
Sales and marketing	$2,449		$1,982		$467
Research and development	519		530		(11)
General and administrative	1,767		2,133		(366)
Total stock-based compensation	$4,735		$4,645		$90

Sales and marketing expenses
The 8% increase in sales and marketing expenses in the second quarter of 2013 resulted primarily from an additional $2.3 million in compensation due to a higher number of sales personnel, primarily in NALA as well as higher sales commission expense incurred due to the signing of new customer contracts. The increase in headcount reflected our investment in sales and marketing resources aimed at expanding our customer base. The increase was partially offset by lower marketing expenses of $0.9 million in the first quarter of 2013 as a result of lower spending on brand development initiatives. We expect additional targeted increases in sales and marketing expense in the second half of 2013 as we implement new sales incentives for Renew OnDemand and expand marketing efforts to raise awareness of our solutions and brand.
Research and development expenses
The 58% increase in research and development expense in the second quarter of 2013 was primarily due to no capitalization of labor and third party costs for development of internal-use software in the second quarter of 2013 as compared to $2.3 million capitalized costs in the second quarter of 2012. We expect research and development spending to increase on an absolute basis and as a percentage of revenue in the near term as we continue to enhance our Renew OnDemand platform. We do not expect that future capitalization of internal-use software costs will be significant.
General and administrative expenses
The 2% increase in general and administrative expense in the second quarter of 2013 as compared to the second quarter of 2012 reflected a $0.1 million increase in compensation.

Income Tax Provision

	Three Months Ended June 30,
	2013	2012	Change	% Change
	(in thousands)
Income tax provision	$744	$33,217	$(32,473)	(98)%

In the second quarter of 2013, we recorded a charge to income tax expense of $0.7 million.  This charge represents anticipated taxes in jurisdictions where we have profitable operations, including certain US states, offset by limited benefits available from losses in Ireland.  No benefit was otherwise provided for losses incurred in US and Singapore, because these losses are offset by a full valuation allowance, as discussed below.
In the second quarter of 2012, we recorded a charge to income tax expense of $33.2 million. This charge principally arose from the establishment of a valuation allowance against our U.S. deferred tax assets in that quarter, resulting in a charge of $31.8 million with respect to US deferred tax assets as of December 2011.  Second quarter 2012 tax expense also reflects the reversal of the first quarter 2012 deferred tax benefits, plus tax expense in jurisdictions where we have profitable operations as noted above.
Six months ended June 30, 2013 and June 30, 2012
Net Revenue

	Six Months Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
NALA	$80,289	62%	$73,073	62%	$7,216	10%
EMEA	35,758	28%	31,266	27%	4,492	14%
APJ	12,771	10%	12,929	11%	(158)	(1)%
Total net revenue	$128,818	100%	$117,268	100%	$11,550	10%

Net revenue increased $11.5 million, or 10%, in the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across all of our service sales centers around the world in closing service revenue renewals. The increase in net revenue reflects revenue growth in NALA and EMEA, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2012.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenue	$77,118	$66,458	$10,660	16%
Included stock-based compensation of:	1,420	1,287	133
Gross profit	51,700	50,810	890	2%
Gross profit percentage	40%	43%		(3)%

The 16% increase in our cost of revenue in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, reflected an increase in the number of service sales personnel, primarily in NALA and APJ, as we pursue new sales initiatives resulting in a $8.1 million increase in compensation and a $2.3 million increase in allocated costs for facilities, including incremental facility costs related to expansion of facilities in NALA and APJ, and greater allocations for information technology and depreciation. Gross profit in the first half of 2013 was also adversely impacted by the slower ramp of some of our larger new engagements and due to staffing and technology costs associated with the deployment of our cloud applications. For the next several quarters, we expect that our spending will reflect increased amounts to support our legacy service revenue intelligence platform in addition to our recently-announced Renew OnDemand application suite as well as increased spending on deployments of our cloud applications.
Operating Expenses

	Six Months Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$30,175	23%	$27,646	24%	$2,529	9%
Research and development	13,042	10%	8,879	8%	4,163	47%
General and administrative	22,004	17%	20,639	18%	1,365	7%
Total operating expenses	$65,221	50%	$57,164	50%	$8,057	14%
Includes stock-based compensation of:
Sales and marketing	$4,982		$3,656		$1,326
Research and development	1,005		893		112
General and administrative	3,936		3,771		165
Total stock-based compensation	$9,923		$8,320		$1,603

Sales and marketing expenses

The 9% increase in sales and marketing expenses in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, reflected higher stock-based compensation and an increase in the number of sales and marketing personnel, primarily in NALA and EMEA resulting in a $4.4 million increase in compensation. The increase in headcount reflected our investment in sales and marketing resources aimed at expanding our customer base. The increase was partially offset by lower marketing expenses of $2.0 million in the first half of 2013 as a result of lower spending on brand development initiatives. We expect additional targeted increases in sales and marketing expense in the second half of 2013 as we implement new sales incentives for Renew OnDemand and expand marketing efforts to raise awareness of our solutions and brand.
Research and development expenses
The 47% increase in research and development expense in the in the six months ended June 30, 2013 was primarily due to no capitalization of labor and third party costs for development of internal-use software in the six months ended June 30, 2013 as compared to $4.2 million capitalized costs in the six months ended June 30, 2012. We expect research and development spending to increase on an absolute basis and as a percentage of revenue in the near term as we continue to enhance our Renew OnDemand platform. We do not expect that future capitalization of internal-use software costs will be significant.
General and administrative expenses
The 7% increase in general and administrative expense in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 reflected a $0.7 million increase in compensation, including stock-based compensation.
Income Tax Provision

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(in thousands)
Income tax provision	$1,437	$31,267	$(29,830)	(95)%

For the six months ended June 30, 2013, we recorded a charge to income tax expense of $1.4 million.  This charge represents anticipated taxes in jurisdictions where we have profitable operations, including certain US states, offset by limited benefits available from losses in Ireland.  No benefit was otherwise provided for losses incurred in US and Singapore, because these losses are offset by a full valuation allowance, as discussed below.
In the second quarter of 2012, we recorded a charge to income tax expense of $33.2 million. This charge principally arose from the establishment of a valuation allowance against our U.S. deferred tax assets in that quarter, resulting in a charge of $31.8 million with respect to US deferred tax assets as of December 2011.  Second quarter 2012 tax expense also reflects the reversal of the first quarter 2012 deferred tax benefits, plus tax expense in jurisdictions where we have profitable operations as noted above.
Liquidity and Capital Resources
At June 30, 2013, we had cash, cash equivalents and short-term investments of $132.0 million, which primarily consisted of money market mutual funds, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. Our primary operating cash requirements include the payment of compensation and related costs, working capital requirements related to accounts receivable and accounts payable, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities, proceeds from stock offerings and the exercise of stock options, and to a lesser extent, from borrowings under various credit facilities, with no such borrowings in 2013. We believe our existing cash and cash equivalents and short-term investments and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.
Credit Facility
On June 29, 2012, we terminated a revolving credit facility scheduled to expire in February 2013. The credit facility provided for a $20.0 million line of credit. At the time of termination, no borrowings other than a letter of credit in the face amount of $850,000 were outstanding under the credit facility.
On July 5, 2012, we entered into a three-year credit agreement (the “Credit Agreement”). The Credit Agreement provides for a secured revolving line of credit based on eligible accounts receivable in an amount up to $25.0 million on and before July 5, 2013 and up to $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. On June 18, 2013, we elected to reduce our revolving commitment by $5 million from $30 million to $25 million. Proceeds available under the Credit Agreement may be used for working capital and other general corporate purposes. We have the option to prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. We also have the option to terminate the commitments under the Credit Agreement in whole at any time, and may reduce the commitments by up to $10.0 million between July 1, 2013 and June 30, 2014.
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
Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$11,667	$9,809
Net cash used in investing activities	(24,467)	(17,400)
Net cash provided by financing activities	13,187	7,301
Net increase (decrease) in cash and cash equivalents, net of impact of foreign exchanges on cash	835	(397)
Operating Activities
Net cash provided by operating activities was $11.7 million during the six months ended June 30, 2013. Net loss during the period was $15.4 million adjusted by non-cash charges of $6.0 million for depreciation and amortization and $11.3 million for stock-based compensation. Cash generated from operations during the six months ended June 30, 2013 resulted from sequential changes in our working capital including a $4.2 million decrease in accounts receivable, a $3.2 million increase in accrued compensation and benefits and a $2.1 increase in other accrued liabilities. Uses of cash were related to a $1.2 million increase in prepaid expenses and other and a $0.6 million decrease in accounts payable.

Net cash provided by operating activities was $9.8 million during the six months ended June 30, 2012. Our net loss during the period was $38.0 million, which was impacted by a valuation allowance of $33.1 million for a substantial portion of our deferred tax assets and adjusted by non-cash charges of $4.6 million for depreciation and amortization and $9.6 million for stock-based compensation. Cash provided for operations resulted from changes in our working capital, including a $2.6 million decrease in accounts receivable, a $4.1 million increase in other accrued liabilities and a $0.9 million increase in accounts payable. Uses of cash were related to a $4.8 million decrease in accrued compensation and benefits largely due to bonuses that were accrued at December 30, 2011 but were paid out during the first quarter of 2012.
Investing Activities
During the six months ended June 30, 2013 cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities of $22.2 million, and to a lesser extent for property and equipment purchases of $2.2 million.
During the six months ended June 30, 2012 cash used in investing activities was principally for the purchases of property and equipment of $11.2 million, including costs capitalized for development of internal-use software and to a lesser extent for the purchases of short-term investments, net of sales and maturities, of $6.2 million.
Financing Activities
Cash provided by financing activities was $13.2 million during the six months ended June 30, 2013 principally resulted from proceeds of $13.6 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and computer equipment. At June 30, 2013, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$794	$328	$288	$178	$—
Operating lease obligations	38,984	8,639	15,853	9,681	4,811
	$39,778	$8,967	$16,141	$9,859	$4,811
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of June 30, 2013, our liability for unrecognized tax benefits was $0.1 million. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.
Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, capitalized internal-use software and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2013 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 8, 2013.
Recent Accounting Pronouncements
The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 30, 2013, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) of the end of the period covered by this report (the “Evaluation Date”).
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
(b)Management’s Report on Internal Control Over Financial Reporting
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
Our quarterly operating results are likely to fluctuate. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers;

•	our ability to retain existing customers and/or maintain the size of our engagements with those customers;

•	the renewal rates we achieve early in an engagement and the time it takes to achieve the close rates expected for the term of the engagement;

•	our ability to effectively sell and implement Renew OnDemand;

•	fluctuations in the value of end customer contracts delivered to us;

•	fluctuations in close rates;

•	changes in our commission rates;

•	seasonality;

•	loss of customers for any reason including due to acquisition;

•	the mix of new customers as compared to existing customers;

•	the length of the sales cycle for our solution, and our level of upfront investments prior to the period we begin generating revenue associated with such investments;

•	the timing of customer payments and payment defaults by customers;

•	the amount and timing of operating costs and capital expenditures related to the operations of our business, including the development of new products such as Renew OnDemand;

•	the rate of expansion, productivity and realignment of our direct sales force;

•	the cost and timing of the introduction of new technologies or new services, including additional investments in Renew OnDemand;

•	general economic conditions;

•	technical difficulties or interruptions in delivery of our solution;

•	changes in foreign currency exchange rates;

•	changes in tax rates;

•	regulatory compliance costs, including with respect to data privacy;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the impact of new accounting pronouncements.
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
Our customer relationships and overall business will suffer if our new Renew OnDemand platform does not meet expectations or if we encounter significant problems migrating customers to it.
In the fall of 2012, we introduced Renew OnDemand, our next-generation service revenue management platform. This new platform is offered on a subscription basis and will serves as the core foundation for our customer-facing cloud applications, in addition to applications we use for our internal operations. Renew OnDemand remains relatively new and we have limited experience selling and/or implementing it for customers and migrating customers from our traditional platform to Renew OnDemand. Given the complexity and significance of this ongoing transition, including as a result of the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if our implementations or migrations are poorly executed. In addition, we expect to incur additional expenses as a result of our near term plans to run dual technology platforms as we move toward broad adoption of Renew OnDemand while maintaining our existing technology platform. Additionally, if we experience any delay or technical problems as a result of moving to Renew OnDemand, we may incur such expenses for much longer than anticipated. Similarly our business operations and customer relationships will be at high risk if Renew OnDemand does not meet our performance expectations, or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue and customer contracts and damage to our reputation.
Our revenue will decline if there is a decrease in the overall demand for our customers’ products and services for which we provide service revenue management.
Our revenue is based on a pay-for-performance model under which we are paid a commission based on the service contracts we sell on behalf of our customers. If a particular customer’s products or services fail to appeal to its end customers, our revenue may decline. In addition, if end customer demand decreases for other reasons, such as negative news regarding our customers or their products, unfavorable economic conditions, shifts in strategy by our customers away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our customers’ service contracts declines. Similarly, if our customers come under economic pressure, they may be more likely to terminate their contracts with us and/or seek to restructure those contracts, and for customers whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms.
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
If Renew OnDemand or any of our other new or modified technology does not work as intended, is not responsive to user preferences or industry or regulatory changes, is not appropriately timed with market opportunity, or is not effectively brought to market, we may lose existing and potential customers or related service revenue opportunities, in which case our results of operations may suffer. The cost of future development of new service revenue management offerings or technologies also could require us to raise additional debt or equity financing. These actions could be dilutive to our stockholders and negatively impact our financial condition or our results of operations.
We plan to sell subscriptions to our cloud applications via Renew OnDemand separately from our integrated solution, which may not be successful and could impact revenue from our existing solution.
We currently derive a small portion of our revenue from subscriptions to our cloud applications for a few customers, and we package and price the applications we offer on Renew OnDemand on a subscription model. We may not be able to fully develop a successful market for our Renew OnDemand subscription applications. In addition, because we have limited prior experience selling technology subscriptions on a stand-alone basis, we may encounter technical and execution challenges that undermine the quality of the technology offering or cause us to fall short of customer expectations. We also have little experience pricing our technology subscriptions separately, which could result in underpricing that damages our profit margins and financial performance. It is also possible that selling a technology solution separately via Renew OnDemand from our integrated solution will result in a reduction in sales of our current offerings that we might otherwise have sold. An unsuccessful expansion of our business to promote a stand-alone subscription model for any of the foregoing reasons or otherwise would lead to a diversion of financial and managerial resources from our existing business and an inability to generate sufficient revenue to offset our investment costs.
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
We may be liable to our customers or third parties if we make errors in providing our solution or fail to properly safeguard our customers' confidential information.
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
A substantial portion of our revenue has to date come from a relatively small number of customers. During the three months ended June 30, 2013, our top ten customers accounted for 51% of our revenue with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

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
Although most of our customer contracts are subject to multi-year terms, these agreements often have termination rights if we fail to meet specified sales targets. During the SPA and contract negotiation phase with a customer, we typically negotiate minimum performance levels for the engagement. If we fail to meet our required targets and our customers choose to exercise their termination rights, our revenue could decline. These termination rights may also create instability in our revenue forecasts and other forward-looking financial metrics.
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
In order for us to improve our operating results and grow, it is important that our customers renew their agreements with us when the initial contract term expires and that we expand our customer relationships to add new market opportunities and the related service revenue opportunity under management. Our customers may elect not to renew their contracts with us after their initial terms have expired, and we cannot assure you that our customers will renew service contracts with us at the same or higher level of service, if at all, or provide us with the opportunity to manage additional opportunity. Although our renewal rates have been historically higher than those achieved by our customers prior to their using our solution, some customers have elected not to renew their agreements with us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solution and results, our pricing, mergers and acquisitions affecting our customers or their end customers, the effects of economic conditions or reductions in our customers’ or their end customers’ spending levels. If our customers do not renew their agreements with us, renew on less favorable terms or fail to contract with us for additional service revenue management opportunities, our revenue may decline and our operating results may be adversely affected.
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
To continue to execute on our growth plan, we must attract and retain highly qualified sales representatives, engineers and other key employees in the markets in which we have operations. Competition for these personnel is intense, especially for highly educated, qualified sales representatives. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled key employees with appropriate qualifications. If we fail to attract new sales representatives, engineers and other key employees, or fail to retain and motivate our most successful employees, our business and future growth prospects could be harmed.
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
For the three months ended June 30, 2013, approximately 37% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
A portion of the sales commissions earned from our international customers is paid in foreign currencies. As a result, fluctuations in the value of these foreign currencies may make our solution more expensive or cause resulting fluctuations in cost for international customers, which could harm our business. We currently do not undertake hedging activities to manage these currency fluctuations. In addition, if the effective price of the contracts we sell to end customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for such contracts could fall, which in turn would reduce our revenue.
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
We cannot assure you we will succeed in creating additional international demand for our solution or that we will be able to effectively sell service agreements in the international markets we enter.
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
We are subject to a wide variety of laws and regulations in the United States and the other jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices with resultant increases in costs and decreases in profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes have both prospective and retroactive effect, which is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time.
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

While we have filed patent applications to protect our intellectual property, we cannot assure you that any patents will issue or that any issued patents arising from our applications will provide the protection we seek, or that any future patents issued to us will not be challenged, invalidated or circumvented. Also, we cannot assure you that we will obtain any copyright or trademark registrations from our pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights. We also rely in some circumstances on trade secrets to protect our technology. Trade secrets may lose their value if not properly protected. We endeavor to enter into non-disclosure agreements with our employees, customers, contractors and business partners to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use of our technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary technology. However, trade secret protection does not prevent others from reverse engineering or independently developing similar technologies. In addition, reverse engineering, unauthorized copying or other misappropriation of our trade secrets could enable third parties to benefit from our technology without paying for it.
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
From time to time, we may release financial guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance will be based on forecasts prepared by our management. These forecasts are not prepared with a view toward compliance with published accounting guidelines, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the forecasts and, accordingly, no such person expresses any opinion or any other form of assurance with respect to such forecasts. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of any future guidance furnished by us may not materialize or may vary significantly from actual future results.
Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 10% of our outstanding common stock as of June 30, 2013. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	August 5, 2013	By:	/s/ ASHLEY F. JOHNSON
Ashley F. Johnson
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

10.1	Amendment 1 to Credit Agreement dated as of June 30, 2013 between the Company and JPMorgan Chase Bank, National Association.

10.2+	Employment and Confidential Employment Agreement dated as of May 1, 2013, between the Company and Richard Campione.

10.3+	Form of Amended and Restated Director and Executive Indemnification Agreement

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the Notes to Condensed Consolidated Financial Statements. **

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