Form 10-Q
period 2013-09-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2013-11-08
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2013
Common Stock	81,095,945

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$174,674	$76,568
Short-term investments	103,604	32,874
Accounts receivable, net	63,889	65,238
Deferred income taxes	286	389
Prepaid expenses and other	5,245	5,178
Total current assets	347,698	180,247
Property and equipment, net	28,150	34,513
Deferred debt issuance costs, net	3,535	71
Deferred income taxes, net of current portion	1,921	2,321
Other assets, net	761	986
Goodwill	6,334	6,334
Total assets	$388,399	$224,472
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,698	$3,293
Accrued taxes	2,168	1,056
Accrued compensation and benefits	16,988	15,738
Accrued liabilities and other	12,932	10,403
Obligations under capital leases	333	326
Total current liabilities	38,119	30,816
Convertible notes, net	112,302	—
Obligations under capital leases, net of current portion	398	638
Other long-term liabilities	4,692	6,091
Total liabilities	155,511	37,545
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 81,072 shares issued and 80,951 shares outstanding as of September 30, 2013; 75,758 shares issued and 75,637 shares outstanding as of December 31, 2012	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	277,309	210,650
Accumulated deficit	(44,261)	(23,398)
Accumulated other comprehensive income	273	108
Total stockholders’ equity	232,888	186,927
Total liabilities and stockholders’ equity	$388,399	$224,472
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$66,482	$59,090	$195,300	$176,358
Cost of revenue	39,730	34,544	116,848	101,002
Gross profit	26,752	24,546	78,452	75,356
Operating expenses:
Sales and marketing	13,731	13,512	43,906	41,158
Research and development	5,500	4,416	18,542	13,295
General and administrative	11,177	10,000	33,182	30,639
Total operating expenses	30,408	27,928	95,630	85,092
Loss from operations	(3,656)	(3,382)	(17,178)	(9,736)
Other income (expense):
Interest expense	(1,272)	(70)	(1,376)	(180)
Other, net	179	190	(119)	(124)
Loss before income taxes	(4,749)	(3,262)	(18,673)	(10,040)
Income tax provision	753	322	2,190	31,589
Net loss	$(5,502)	$(3,584)	$(20,863)	$(41,629)
Net loss per share, basic and diluted	$(0.07)	$(0.05)	$(0.27)	$(0.56)
Weighted average common shares outstanding, basic and diluted	79,740	74,667	77,557	73,994
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(5,502)	$(3,584)	$(20,863)	$(41,629)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(180)	(119)	32	(192)
Unrealized gain on short-term investments, net of tax	254	(36)	134	(10)
Other comprehensive income, net of tax	74	(155)	166	(202)
Total comprehensive loss, net of tax	$(5,428)	$(3,739)	$(20,697)	$(41,831)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(20,863)	$(41,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,010	7,092
Amortization of debt discount and issuance costs	960	135
Accretion of premium on short-term investments	569	577
Deferred income taxes	504	32,534
Stock-based compensation	17,301	15,260
Income tax charge (benefit) from stock-based compensation	249	(266)
Changes in operating assets and liabilities:
Accounts receivable, net	1,527	(4,237)
Prepaid expenses and other	(174)	734
Accounts payable	2,581	(1,087)
Accrued taxes	1,110	85
Accrued compensation and benefits	1,227	(5,094)
Accrued liabilities and other	763	5,050
Net cash provided by operating activities	14,764	9,154
Cash flows from investing activities
Acquisition of property and equipment	(3,108)	(17,049)
Purchases of short-term investments	(78,502)	(31,100)
Sales of short-term investments	5,336	52,050
Maturities of short-term investments	2,000	21,415
Net cash used in (provided by) investing activities	(74,274)	25,316
Cash flows from financing activities
Proceeds from issuance of convertible notes	150,000	—
Issuance costs related to the issuance of convertible senior notes	(4,350)	—
Payments of convertible note hedges	(31,408)	—
Proceeds from the issuance of warrants	21,763	—
Repayment on capital leases obligations	(245)	(234)
Proceeds from common stock issuances	21,969	10,279
Income tax charge (benefit) from stock-based compensation	(249)	266
Net cash provided by financing activities	157,480	10,311
Net increase in cash and cash equivalents	97,970	44,781
Effect of exchange rate changes on cash and cash equivalents	136	(487)
Cash and cash equivalents at beginning of period	76,568	65,983
Cash and cash equivalents at end of period	$174,674	$110,277
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Basis of Presentation
ServiceSource International, Inc. (together with its subsidiaries, the “Company”) is a global leader in recurring revenue management, partnering with technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. The Company delivers these results via a cloud-based solution, with dedicated service teams, leveraging benchmarks and best practices derived from their rich database of service and renewal behavior. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service-contract renewals process, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its customers based on renewal sales that the Company generates on their behalf under a pay-for-performance model. In addition, the Company recently began to offer a purpose-built Software-As-A-Service (SaaS) application to maximize the renewal of subscriptions, maintenance and support contracts. The Company’s corporate headquarters are located in San Francisco, California. The Company has offices in Colorado, Tennessee, the United Kingdom, Ireland, Malaysia and Singapore.
The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of ServiceSource International Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
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

In June 2013, the FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
Note 2 — Cash, cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and nine months ended September 30, 2013 and 2012 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$31,706	$—	$—	$31,706
Cash equivalents:
Money market mutual funds	142,968	—	—	142,968
Total cash and cash equivalents	174,674	—	—	174,674
Short-term investments:
Corporate bonds	39,518	57	(20)	39,555
U.S. agency securities	32,235	45	(6)	32,274
Asset-backed securities	13,968	9	(20)	13,957
U.S. Treasury securities	17,760	58	—	17,818
Total short-term investments	103,481	169	(46)	103,604
Cash, cash equivalents and short-term investments	$278,155	$169	$(46)	$278,278
December 31, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,568	$—	$—	$59,568
Cash equivalents:
Money market mutual funds	17,000	—	—	17,000
Total cash and cash equivalents	76,568	—	—	76,568
Short-term investments:
Corporate bonds	13,389	2	(14)	13,377
U.S. agency securities	11,280	4	(1)	11,283
Asset-backed securities	4,670	1	(5)	4,666
U.S. Treasury securities	3,546	2	—	3,548
Total short-term investments	32,885	9	(20)	32,874
Cash, cash equivalents and short-term investments	$109,453	$9	$(20)	$109,442
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2013:

	Amortized Cost	Estimated Fair Value
Less than 1 year	$8,828	$8,834
Due in 1 to 5 years	94,653	94,770
Total	$103,481	$103,604
As of September 30, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of September 30, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$142,968	$142,968	$—
Total cash equivalents	142,968	142,968	—
Short-term investments:
Corporate bonds	39,555	—	39,555
U.S. agency securities	32,274	—	32,274
Asset-backed securities	13,957	—	13,957
U.S. Treasury securities	17,818	—	17,818
Total short-term investments	103,604	—	103,604
Cash equivalents and short-term investments	$246,572	$142,968	$103,604
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

The convertible notes issued by the Company in August 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The fair value of the convertible notes approximates the notes carrying value as of September 30, 2013. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

The Company did not have any financial liabilities measured at fair value as of December 31, 2012.

Note 4 — Property and Equipment, Net
Property and equipment balances were comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Computers and equipment	$16,672	$14,733
Software	33,603	32,982
Furniture and fixtures	8,670	8,555
Leasehold improvements	10,911	10,801
	69,856	67,071
Less: accumulated depreciation and amortization	(41,706)	(32,558)
Property and equipment – net	$28,150	$34,513

Depreciation and amortization expense during the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, was $3.0 million, $9.0 million, $2.5 million and $7.1 million respectively.
Total property and equipment assets under capital lease at September 30, 2013 and December 31, 2012, was $3.2 million and $3.2 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $2.5 million and $2.1 million, respectively.
The Company capitalized internal-use software development costs of $0 and $1.5 million during the three months ended September 30, 2013 and 2012, respectively and $0 and $6.6 million during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the net value of capitalized costs related to internal-use software, net of accumulated amortization, was $9.8 million and $13.6 million, respectively. Amortization of capitalized costs related to internal-use software for the three months ended September 30, 2013 and 2012 was $1.3 million and $0.8 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $3.8 million and $2.1 million, respectively.
Note 5 — Accrued Liabilities and Other
Accrued liabilities and other balances were comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred revenue	$4,519	$2,295
Accrued operating expenses	3,128	3,664
Deferred rent obligations	861	986
Other employee related	482	323
Accrued other (includes ESPP contributions of $330 and $1,059 at September 30, 2013 and December 31, 2012, respectively)	3,942	3,135
	$12,932	$10,403
Note 6 — Credit Facility and Capital Leases
Revolving Credit Facility
On July 5, 2012, the Company, entered into a three-year credit agreement which provides for a secured revolving line of credit based on eligible accounts receivable of up to $25.0 million on and before July 5, 2013 and up to $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. On June 18, 2013, the Company elected to maintain the revolving commitment at $25.0 million rather than have it increase to $30.0 million on July 5, 2013. Proceeds available under the credit agreement may be used for working capital and other general corporate purposes. The Company may prepay borrowing under the agreement in whole or in part at any time without premium or penalty. The Company may terminate the commitments under the credit agreement in whole at any time, and may reduce the commitments by up to $10.0 million between July 1, 2013 and June 30, 2014. On June 30, 2013, the Company amended the credit agreement to reduce the quarterly commitment fee, payable in arrears, based on the available commitments from the existing 0.45% rate to 0.30%.

On August 6, 2013, the Company entered into a second amendment ("Amendment No. 2") to the credit agreement. Amendment No. 2, among other things, allowed the Company to issue certain unsecured convertible notes and enter into related agreements.
Amounts outstanding on the facility at September 30, 2013 consisted of a letter of credit for $575,000 required under an operating lease agreement for office space at the Company’s San Francisco headquarters. The loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. The Company is also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.30%. At September 30, 2013, the interest rate for borrowings under the facility was 2.2%.
The credit agreement contains customary affirmative and negative covenants, as well as financial covenants. Affirmative covenants include, among others, delivery of financial statements, compliance certificates and notices of specified events, maintenance of properties and insurance, preservation of existence, and compliance with applicable laws and regulations. Negative covenants include, among others, limitations on the ability of the Company to grant liens, incur indebtedness, engage in mergers, consolidations, sales of assets and affiliate transactions. The credit agreement requires the Company to maintain a maximum leverage ratio and a minimum liquidity amount, each as defined in the credit agreement.
The credit agreement also contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events and a change in control of the Company, subject to grace periods in certain instances. Upon an event of default, the lender may declare the outstanding obligations of the Company under the credit agreement to be immediately due and payable and exercise other rights and remedies provided for under the credit agreement.
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
Capital Leases
The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 2.6% and 3.8% at September 30, 2013 and 2012, respectively.
Future minimum annual payments under capital lease obligations as of September 30, 2013 were as follows (in thousands):

September 30, 2013
Years Ending
2013 (remaining three months)	$82
2014	269
2015	76
2016	78
2017	80
Thereafter	146
Total	$731
Note 7 — Debt

Senior Convertible Notes
In August 2013, the Company issued senior convertible notes (the "Notes") raising gross proceeds of $150 million.
The Notes are governed by an Indenture, dated August 13, 2013 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. The Notes will mature on August 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2014.
The Notes are convertible at an initial conversion rate of 61.6770 of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $16.21 per share of common stock, subject to anti-dilution adjustments upon certain specified events, including in certain circumstances, upon a make-whole fundamental change (as defined in the Indenture). Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock, or any combination thereof, at the Company’s option.
Prior to February 1, 2018, the Notes are convertible only upon the following circumstances:

•
during any calendar quarter commencing after December 31, 2013, (and only during such calendar quarter), if for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day.

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the applicable conversion rate on each such trading day; or

•upon the occurrence of specified corporate events described in the Indenture.
Holders of the Notes may convert their Notes at anytime on or after February 1, 2018, until the close of business on the second schedule trading day immediately preceding the maturity date, regardless of the foregoing circumstances.
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, upon a fundamental change (as defined in the Indenture). In addition, upon certain events of default (as defined in the Indenture), the trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Notes by notice to the Company and the trustee, may, and the trustee at the request of such holders shall, declare 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, on all the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable.
To account for the Notes at issuance, the Company separated the Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions of equity classification. Upon issuance of the $150.0 million of Notes, the Company recorded $111.5 million to debt and $38.5 million to additional paid-in capital.
The Company incurred transaction costs of approximately $4.9 million related to the issuance of the Notes. In accounting for these costs, the Company allocated the costs to the debt and equity components in proportion to the allocation of proceeds from the issuance of the Notes to such components. Transaction costs allocated to the debt component of $3.6 million are deferred as an asset and amortized to interest expense over the term of the Notes. The transaction costs allocated to the equity component of $1.3 million were recorded to additional paid-in capital. The transactions costs allocated to the debt component were recorded as deferred offering costs in other non-current assets.
The net carrying amount of the liability component of the Notes as of September 30, 2013 consists of the following (in thousands):

Principal amount	$150,000
Unamortized debt discount	(37,698)
Net carrying amount	$112,302

The following table presents the interest expense recognized related to the Notes for the three months ended September 30, 2013 (in thousands):

Contractual interest expense at 1.5% per annum	$296
Amortization of debt issuance costs	79
Accretion of debt discount	845
Total	$1,220
The net proceeds from the Notes were approximately $145.1 million after payment of the initial purchasers' offering expense. The Company used approximately $31.4 million of the net proceeds from the Notes to pay the cost of the Note Hedges described below, which was partially offset by $21.8 million of the proceeds from the Company's sale of the Warrants also described below.
Note Hedges
Concurrent with the issuance of the Notes, the Company entered into note hedges ("Note Hedges") with certain bank counterparties, with respect to its common stock. The Company paid $31.4 million for the Note Hedges. The Note Hedges cover approximately 9.25 million shares of the Company's common stock at a strike price of $16.21 per share. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential dilution to the Company's common stock upon conversion of the Notes and/or offset the cash payment in excess of the principal amount of the Notes the Company is required to make in the event that the market value per share of the Company's common stock at the time of exercise is greater than the conversion price of the Notes.
Warrants
Separately, the Company entered into warrant transactions, whereby it sold warrants to the same bank counterparties as the Note Hedges to acquire approximately 9.25 million shares of the Company's common stock at an initial strike price of $21.02 per share ("Warrants"), subject to anti-dilution adjustments. The Company received proceeds of approximately $21.8 million from the sale of the Warrants. If the fair value per share of the Company's common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash.
The amounts paid and received for the Note Hedges and the Warrants have been recorded in additional paid-in capital. The fair value of the Note Hedges and the Warrants are not remeasured through earnings each reporting period.

Note 8 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense for the three months ended September 30, 2013 and 2012 was $2.0 million and $2.1 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $6.4 million and $6.4 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
Future annual minimum lease payments under all noncancelable operating leases as of September 30, 2013 were as follows (in thousands):

September 30, 2013
Years Ending December 31,
2013 (remaining three months).	$2,301
2014	8,188
2015	6,183
2016	4,374
2017	4,093
Thereafter	12,526
Total	$37,665

Other Contractual Obligations
In August 2013, the Company issued the Notes raising gross proceeds of $150.0 million. The Notes will mature on August 1, 2018, earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2014.

Litigation
The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to any currently pending or threatened litigation or claims would not materially affect its consolidated financial position, results of operations or cash flows.
Note 9 — Stockholders’ Equity
Stock Option Plans
The Company maintains the following stock plans: the 2011 Equity Incentive Plan (the “2011 Plan”), and the 2011 Employee Stock Purchase Plan. The Company’s board of directors and, as delegated to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options or restricted stock may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant
Under the 2011 Plan, options granted are generally subject to a four-year vesting period whereby options become 25% vested after a one-year period and the remainder then vests monthly through the end of the vesting period. Vested options may be exercised up to ten years from the vesting commencement date, as defined in the 2011 Plan. Vested but unexercised options expire three months after termination of employment with the Company. The restricted stock units typically vest over four years with a yearly cliff contingent upon employment with the Company on the applicable vesting dates.
The Company has elected to recognize the compensation cost of all stock-based awards on a straight-line basis over the vesting period of the award. Further, the Company applies an estimated forfeiture rate to unvested awards when computing the share compensation expenses. The Company estimates the forfeiture rate for unvested awards based on its historical experience on employee turnover behavior and other factors.
At the end of each fiscal year, the share reserve under the 2011 Plan increases automatically by an amount equal to 4% of the outstanding shares as of the end of that most recently completed fiscal year or 3,840,000 shares, whichever is less. On January 1, 2013, 3.0 million additional shares were reserved under the 2011 Equity Incentive Plan pursuant to the automatic increase.
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
The weighted average Black-Scholes model assumptions for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (in years)	5.0	5.0	5.0	5.1
Expected volatility	43%	46%	44%	46%
Risk-free interest rate	1.48%	0.67%	0.95%	0.78%
Expected dividend yield	—	—	—	—

Option and restricted stock activity under the 2011 Plan for the nine months ended September 30, 2013 was as follows (shares in thousands)

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2012	4,024	15,189	$6.98	3,928
Additional shares reserved under the 2011 equity incentive plan	3,025	—	—	—
Granted	(4,746)	2,304	7.00	2,442
Options exercised/ Restricted stock released	—	(4,494)	4.45	(558)
Canceled/Forfeited	5,000	(4,053)	10.47	(947)
Outstanding — September 30, 2013	7,303	8,946	5.57	4,865

The weighted average grant-date fair value of employee stock options granted during the three months ended September 30, 2013 and 2012 was $4.86 and $3.41 per share, respectively and for the nine months ended September 30, 2013 and 2012 was $3.03 and $6.07 per share, respectively.
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$802	$763	$2,222	$2,050
Sales and marketing	2,414	2,180	7,396	5,836
Research and development	753	562	1,758	1,455
General and administrative	1,989	2,148	5,925	5,919
Total stock-based compensation	$5,958	$5,653	$17,301	$15,260
Employee Stock Purchase Plan
The Company’s 2011 Employee Stock Purchase Plan (the “ESPP”) is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of the Company’s common stock on the first and last trading days of each twelve month offering period.
The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2013, 750,000 additional shares were reserved under the ESPP pursuant to the plan's automatic increase provision. As of September 30, 2013, 686,957 shares had been issued under the ESPP and 1,695,089 shares were available for future issuance.
Note 10 — Income Taxes
The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is currently undergoing examination of the California Franchise Tax Returns relating to California state income taxes of its operating subsidiary for the years 2008 through 2010. The 2008 through 2012 tax years generally remain subject to examination by federal, state and foreign tax authorities. The Company’s gross amount of unrecognized tax benefits increased from $0.4 million as of December 31, 2012 to $0.6 million as of September 30, 2013, $55,000 of which, if recognized, would affect the company’s effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

During the quarter ended September 30, 2013,, consistent with the Company’s practice in prior periods, management assessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In performing its evaluation, management placed significant emphasis on guidance in ASC 740, which states that “[a] cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, management concluded on a more-likely-than-not basis that most of the Company‘s U.S. deferred tax assets were not realizable. Significant negative evidence included U.S. pretax losses (as calculated consistent with ASC 740) in each of the Company‘s 2013 quarters and for the cumulative twelve-quarter period ended September 30, 2013,. Additionally, company forecasts indicated a continuation of U.S adjusted pretax losses for calendar year 2013. The Company also concluded on a more-likely-than-not basis that its Singapore and Ireland deferred tax assets were not realizable, based on cumulative pretax losses incurred for the cumulative twelve-quarter period ended September 30, 2013 and forecast pretax losses for the remainder of the year.

Other factors were considered but provided neither positive nor negative objectively-verifiable evidence as to the realization of our deferred tax assets.

At September 30, 2013 management concluded that the cumulative losses for the most recent three years, as well as the losses during calendar 2013, represented significant negative evidence as to why a valuation allowance was warranted. Management also considered the Company’s near-term financial forecast on a jurisdictional basis which indicated that three-year cumulative loss estimates in the U.S., Singapore and Ireland would not reverse in the near future. Assessing these factors and the fact that that the most objective and verifiable data were the cumulative three-year losses in each jurisdiction through September 30, 2013, management concluded that, on a more-likely-than-not basis, the Company’s U.S., Singapore and Ireland tax deferred tax assets would not be realized. As a result, the Company provided a valuation allowance for all US federal deferred tax assets, net of liabilities, for all Ireland and Singapore net deferred tax assets, and for substantially all of the Company’s state deferred tax assets. The remaining deferred tax assets at September 30, 2013 relate to jurisdictions in which the Company has net adjusted historical pretax profits and sufficient forecast profitability to assure future realization of such deferred tax assets.

Management will continue to assess the realization of the Company’s deferred tax assets at each balance sheet date by applying the provisions of ASC 740. These evaluations will consider all positive and negative factors identified by management at each reporting date.

The Company considers the undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which reinstated the federal research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. The 2012 federal research tax credit along with the first nine months of 2013 federal research tax credit, which would otherwise have been recognized in the first nine months of 2013, is fully offset by a valuation allowance.
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
Summarized financial information by geographic location based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue
NALA	$45,068	$37,647	$125,357	$110,720
EMEA	15,625	14,159	51,383	45,425
APJ	5,789	7,284	18,560	20,213
Total net revenue	$66,482	$59,090	$195,300	$176,358
Direct profit contribution
NALA	$23,612	$20,928	$67,222	$60,101
EMEA	7,813	6,739	25,692	23,809
APJ	2,219	873	4,927	2,627
Total direct profit contribution	33,644	28,540	97,841	86,537
Adjustments:
Stock-based compensation	(802)	(763)	(2,222)	(2,050)
Other, net	(6,090)	(3,231)	(17,167)	(9,131)
Gross profit	$26,752	$24,546	$78,452	$75,356
12. Related Party Transactions
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on behalf of our customers; errors in estimates as to the service revenue we can generate for our customers; our ability to attract new customers and retain existing customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of our next-generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity, our leverage consisting of our recently issued convertible notes and related matters concerning our note hedges and warrants; our competitive position; the effects of competition; industry environment; and potential growth opportunities. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We are currently in the midst of a significant investment cycle in which we have taken steps designed to drive our future growth and profitability. We plan to further build out our infrastructure, develop our technology and support Renew OnDemand, our next-generation technology platform, offer additional cloud-based applications, including on a stand-alone, subscription basis, and hire additional sales, service sales and other personnel. These steps impacted our expenses in recent periods as well as our spending for capital expenditures, and are expected to continue to impact our profitability and cash flows in future periods. We have devoted significant resources to developing Renew OnDemand, our software application suite, and we expect our investment in Renew OnDemand to continue. In addition, we plan to devote significant resources to expanding our sales organization, building out the related partner ecosystem, and further developing our service organization to support the platform. We also plan on making targeted brand investments at industry events such as Dreamforce. On the sales side, we have seen early success with some of the new sales incentives around Renew OnDemand subscriptions, which drives short-term expense, but has improved our time to market this new solution. The capital expenditures and expenses related to Renew OnDemand are in addition to the expenses of operating our existing technology platform. While these expenses will be incurred and recognized in the near-term, we expect to generate revenues from the sale of subscriptions to Renew OnDemand that will increase over time in 2014.

Key Business Metrics

In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under, “Basis of Presentation.” These key metrics include service revenue opportunity under management and number of engagements.

Service Revenue Opportunity Under Management. At September 30, 2013, we estimate our opportunity under management to be over $9 billion. Service revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell on behalf of our customers over the subsequent twelve-month period. Opportunity under management is not a measure of our expected revenue. In addition, opportunity under management reflects our estimate for a forward twelve-month period and should not be used to estimate our opportunity for any particular quarter within that period. The value of end customer contracts actually delivered during a twelve-month period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our customers and their end customers.

We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by customers in past periods, the minimum value of end customer contracts that our customers are required to give us the opportunity to sell pursuant to the terms of their contracts with us, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by customers, the value of end customer contracts included in the Service Performance Analysis ("SPA") and collaborative discussions with our customers assessing their expectations as to the value of service contracts that they will make available to us for sale. While the minimum value of end customer contracts that our customers are required to give us represents a portion of our estimated opportunity under management, a significant portion of the opportunity under management is estimated based on the other factors described above. As our experience with our business, our customers and their contracts has grown, we have continually refined the process, improved the assumptions and expanded the data related to our calculation of opportunity under management.

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
Implementation Cycle. After entering into an engagement with a new customer, and to a lesser extent after adding an engagement with an existing customer, we incur sales and marketing expenses related to the commissions owed to our sales personnel. The commissions are based on the estimated total contract value, with a material portion of the commission expensed upfront with the remaining portion expensed ratably over a period of twelve to fourteen months. We also make upfront investments in technology and personnel to support the engagement. These expenses are typically incurred one to three months before we begin generating sales and recognizing revenue. Accordingly, in a given quarter, an increase in new customers, and, to a lesser extent, an increase in engagements with existing customers, or a significant increase in the contract value associated with such new customers and engagements, will negatively impact our gross margin and operating margins until we begin to achieve anticipated sales levels associated with the new engagements, which is typically two-to-three quarters after we begin selling contracts on behalf of our customers.
Although we expect new customer engagements to contribute to our operating profitability over time, in the initial periods of a customer relationship, the near term impact on our profitability can be negatively impacted by slower-than anticipated growth in revenues for these engagements as well as the impact of the upfront costs we incur, the lower initial level of associated service sales team productivity and lack of mature data and technology integration with the customer. As a result, an increase in the mix of new customers as a percentage of total customers may initially have a negative impact on our operating results. Similarly, a decline in the ratio of new customers to total customers may positively impact our near-term operating results.
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
We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been insignificant, but we expect revenues generated from subscriptions to Renew OnDemand to increase in 2014. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 51% and 49% of our net revenue for the three months ended September 30, 2013 and 2012, respectively, and 49% and 48% for the nine months ended September 30, 2013 and 2012, respectively.
Our business is geographically diversified. During the third quarter of 2013, 68% of our net revenue was earned in North America and Latin America (“NALA”), 23% in Europe, Middle East and Africa (“EMEA”) and 9% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. Our APJ segment is our most recent segment, and as a result accounts for less of our net revenue. In addition, our Kuala Lumpur location is also our global sales operations center where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as customer data management and quoting. We do not generate any customer revenue out of Kuala Lumpur, so it is effectively a cost center which contributes to our APJ segment contributing significantly less net revenue when compared to our NALA and EMEA segments.
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

Other Income (Expense)

Interest expense. Interest expense consists primarily of interest expense associated with fees related to our our credit facility, our convertible debt; capital lease payments; accretion of debt discount; and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. We expect our interest expense to increase significantly from accretion of debt discount, amortization of deferred financing costs and contractual interest costs as a result of our August 2013 issuance of $150 million aggregate principal amount of convertible notes.

Other, Net. Other, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities investments and foreign exchange gains and losses. We expect other, net to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss) and the return of interest on our investments.
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

We evaluate the need for and amount of any valuation allowance for our deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of our deferred tax assets, we consider all available evidence, both positive and negative.

In performing our evaluation, we place significant emphasis on guidance contained in ASC 740, which states that “[a] cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net revenue	$66,482	$59,090	$195,300	$176,358
Cost of revenue	39,730	34,544	116,848	101,002
Gross profit	26,752	24,546	78,452	75,356
Operating expenses:
Sales and marketing	13,731	13,512	43,906	41,158
Research and development	5,500	4,416	18,542	13,295
General and administrative	11,177	10,000	33,182	30,639
Total operating expenses	30,408	27,928	95,630	85,092
Loss from operations	(3,656)	(3,382)	(17,178)	(9,736)
Other income (expense):
Interest expense	(1,272)	(70)	(1,376)	(180)
Other, net	179	190	(119)	(124)
Loss before income taxes	(4,749)	(3,262)	(18,673)	(10,040)
Income tax provision	753	322	2,190	31,589
Net loss	$(5,502)	$(3,584)	$(20,863)	$(41,629)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Includes stock-based compensation of:
Cost of revenue	$802	$763	$2,222	$2,050
Sales and marketing	2,414	2,180	7,396	5,836
Research and development	753	562	1,758	1,455
General and administrative	1,989	2,148	5,925	5,919
Total stock-based compensation	$5,958	$5,653	$17,301	$15,260

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(as % of net revenue)		(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	60%	58%	60%	57%
Gross profit	40%	42%	40%	43%
Operating expenses:
Sales and marketing	21%	23%	22%	23%
Research and development	8%	7%	9%	8%
General and administrative	17%	17%	17%	17%
Total operating expenses	46%	47%	48%	48%
Loss from operations	(6)%	(5)%	(8)%	(5)%

Three months ended September 30, 2013 and September 30, 2012

Net Revenue

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
NALA	$45,068	68%	$37,647	64%	$7,421	20%
EMEA	15,625	23%	14,159	24%	1,466	10%
APJ	5,789	9%	7,284	12%	(1,495)	(21)%
Total net revenue	$66,482	100%	$59,090	100%	$7,392	13%

Net revenue increased $7.4 million, or 13%, for the third quarter of 2013, compared to the third quarter of 2012. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers including some of our large enterprise accounts, as well as strong performance in our NALA and EMEA service sales centers in closing service revenue renewals. Approximately $0.9 million of the revenue growth in the third quarter of 2013 relates to incremental revenue as a result of one large customer's revenue becoming fixed and determinable in the current quarter as opposed to a quarter in arrears. The increase in our customer engagements resulted from new engagements with certain existing customers as well as new customer acquisitions due to our investments in our sales organization. These increases were partially offset by some customers in APJ where the scope of our services was reduced.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenue	$39,730	$34,544	$5,186	15%
Included stock-based compensation of:	802	763	39
Gross profit	26,752	24,546	2,206	9%
Gross profit percentage	40%	42%		(2)%

The 15% increase in our cost of revenue in the third quarter of 2013 reflected a $3.0 million increase in compensation, attributable in part to an increase in the number of sales enablement personnel in our global sales operations center in Kuala Lumpur, Malaysia and professional services personnel associated with implementation of our Renew OnDemand application suite for our customers, as well as a $1.8 million increase in technology and amortization expense of our internally developed software. Gross profit percentage in the third quarter of 2013 was down as compared to third quarter of 2012 as scale and outperformance in our managed services business was offset by the increased professional services expenses incurred in the quarter. For the next several quarters, we expect that we will have increased spending to continue support for our legacy service revenue intelligence platform in addition to growing support expenditures for our Renew OnDemand application suite.
Operating Expenses

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$13,731	21%	$13,512	23%	$219	2%
Research and development	5,500	8%	4,416	7%	1,084	25%
General and administrative	11,177	17%	10,000	17%	1,177	12%
Total operating expenses	$30,408	46%	$27,928	47%	$2,480	9%
Includes stock-based compensation of:
Sales and marketing	$2,414		$2,180		$234
Research and development	753		562		191
General and administrative	1,989		2,148		(159)
Total stock-based compensation	$5,156		$4,890		$266

Sales and marketing expenses
Sales and Marketing spending increased slightly due to the investments in the reinvention of our brand. We expect additional targeted increases in sales and marketing expense in the fourth quarter of 2013 as we implement new sales incentives for Renew OnDemand and continue to expand marketing efforts to raise awareness of our solutions and brand.
Research and development expenses
The 25% increase in research and development expense in the third quarter of 2013 was primarily due to no capitalization of labor and third party costs for development of internal-use software in the third quarter of 2013 as compared to $1.5 million capitalized costs in the third quarter of 2012, offset by lower expenses due to transition of configuration engineers from R&D to professional services as these individuals focus more on revenue generating activities. We expect research and development spending to increase on an absolute basis and as a percentage of revenue in the near term as we continue to enhance our Renew OnDemand platform. We do not expect future capitalization of internal-use software costs to be significant.
General and administrative expenses
The 12% increase in general and administrative expense in the third quarter of 2013 as compared to the third quarter of 2012 reflected a $0.7 million increase in compensation due to headcount growth across all geographies and investments in our IT infrastructure to support our global operations.
Other Expense, Net

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$(1,272)	(1.91)%	$(70)	(0.12)%	$(1,202)	1,717.14%
Other, net	$179	0.27%	$190	0.32%	$(11)	(5.79)%

Interest expense for the third quarter of 2013 increased by $1.2 million as compared to the same period in 2012 due to accretion of debt discount and the amortization of debt issuance costs of $0.9 million and interest expense of $0.3 million for the convertible notes issued in August 2013.
Income Tax Provision

	Three Months Ended September 30,
	2013	2012	Change	% Change
	(in thousands)
Income tax provision	$753	$322	$431	134%

In the third quarter of 2013, we recorded a charge to income tax expense of $0.8 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain US states, offset by benefits available from foreign losses. No benefit was otherwise provided for losses incurred in the U.S. and Singapore, because these losses are offset by a full valuation allowance.
In the third quarter of 2012, we recorded a tax provision of $0.3 million, primarily reflecting expected cash taxes in jurisdictions where we have profitable operations.

Nine months ended September 30, 2013 and September 30, 2012
Net Revenue

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
NALA	$125,357	64%	$110,720	63%	$14,637	13%
EMEA	51,383	26%	45,425	26%	5,958	13%
APJ	18,560	10%	20,213	11%	(1,653)	(8)%
Total net revenue	$195,300	100%	$176,358	100%	$18,942	11%

Net revenue increased $14.6 million, or 13%, in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across our NALA and EMEA service sales centers in closing service revenue renewals. The increase in net revenue reflects revenue growth in NALA and EMEA, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2012. These increases were partially offset by some customers in APJ where the scope of our services was reduced.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenue	$116,848	$101,002	$15,846	16%
Included stock-based compensation of:	2,222	2,050	172
Gross profit	78,452	75,356	3,096	4%
Gross profit percentage	40%	43%		(3)%

The 16% increase in our cost of revenue in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, reflected an increase in the number of service sales personnel, primarily in NALA and APJ, as we pursue new sales initiatives and professional services personnel associated with implementation of our Renew OnDemand application suite for our customers resulting in a $11.0 million increase in compensation and a $5.9 million increase in allocated costs for facilities, including incremental facility costs related to expansion of facilities in NALA and APJ, and greater allocations for information technology and depreciation. Gross profit in the first half of 2013 was also adversely impacted by the slower ramp of some of our larger new engagements and due to staffing and technology costs associated with the deployment of our cloud applications. For the next several quarters, we expect that our spending will reflect increased amounts to support our legacy service revenue intelligence platform in addition to our recently-announced Renew OnDemand application suite as well as increased spending on deployments of our cloud applications.
Operating Expenses

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$43,906	22%	$41,158	23%	$2,748	7%
Research and development	18,542	9%	13,295	8%	5,247	39%
General and administrative	33,182	17%	30,639	17%	2,543	8%
Total operating expenses	$95,630	48%	$85,092	48%	$10,538	12%
Includes stock-based compensation of:
Sales and marketing	$7,396		$5,836		$1,560
Research and development	1,758		1,455		303
General and administrative	5,925		5,919		6
Total stock-based compensation	$15,079		$13,210		$1,869

Sales and marketing expenses

The 7% increase in sales and marketing expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, reflected higher stock-based compensation and an increase in the number of sales and marketing personnel, primarily in NALA and EMEA resulting in a $4.5 million increase in compensation. The increase in headcount reflected our investment in sales and marketing resources aimed at expanding our customer base. The increase was partially offset by lower marketing expenses of $1.8 million in the first nine months of 2013 as a result of lower spending on brand development initiatives. We expect additional targeted increases in sales and marketing expense in the fourth quarter of 2013 as we implement new sales incentives for Renew OnDemand and expand marketing efforts to raise awareness of our solutions and brand.
Research and development expenses
The 39% increase in research and development expense in the in the nine months ended September 30, 2013 was primarily due to no capitalization of labor and third party costs for development of internal-use software in the nine months ended September 30, 2013 as compared to $5.8 million capitalized costs in the nine months ended September 30, 2012, offset by lower expenses due to transition of configuration engineers from R&D to professional services as these individuals focus more on revenue generating activities. We expect research and development spending to increase on an absolute basis and as a percentage of revenue in the near term as we continue to enhance our Renew OnDemand platform. We do not expect that future capitalization of internal-use software costs to be significant.
General and administrative expenses
The 8 % increase in general and administrative expense in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 reflected a $1.2 million increase in compensation due to hiring and investments in our IT infrastructure to support our global operations.
Other Expense, Net

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$(1,376)	(1)%	$(180)	—%	$(1,196)	664%
Other, net	$(119)	—%	$(124)	—%	$5	(4)%

Interest expense for the nine months ended September 30, 2013 increased by $1.2 million as compared to the same period in 2012 due to accretion of debt discount and the amortization of debt issuance costs of $0.9 million and interest expense of $0.3 million for the convertible notes issued in August 2013.
Income Tax Provision

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(in thousands)
Income tax provision	$2,190	$31,589	$(29,399)	(93)%

For the nine months ended September 30, 2013, we recorded a charge to income tax expense of $2.2 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain US states, offset by benefits available from foreign losses. No benefit was otherwise provided for losses incurred in U.S. and Singapore, because these losses are offset by a full valuation allowance.
For the nine months ended September 30, 2012, we recorded a charge to income tax expense of $31.6 million. During the second quarter of 2012, a valuation allowance against our U.S. deferred tax assets was recorded in the amount of $31.8 million. Accordingly, the computation of the effective tax rate does not include US losses, nor does it include losses incurred by our Singapore subsidiary, which are offset by a full valuation allowance. Current year-to-date tax expense also reflect the reversal of prior quarter deferred tax benefits, plus tax expense in jurisdictions we have tax profitable operations.
Liquidity and Capital Resources
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the "Notes") and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless earlier converted. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at the our option. We received proceeds of $145.6 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of September 30, 2013.
At September 30, 2013, we had cash, cash equivalents and short-term investments of $278.3 million, which primarily consisted of money market mutual funds, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. In addition, at September 30, 2013, we had cash and cash equivalents of $5.3 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be permanently reinvested in foreign operations and our current plans do not require us to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S. and have access to external funding under our credit agreement.
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

On August 6, 2013, we entered into a second amendment ("Amendment No. 2") to the Credit Agreement. Amendment No. 2, among other things, allowed us to issue the convertible notes and enter into certain related agreements.
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
The Credit Agreement contains customary affirmative and negative covenants, as well as financial covenants. Affirmative covenants include, among others, delivery of financial statements, compliance certificates and notices of specified events, maintenance of properties and insurance, preservation of existence, and compliance with applicable laws and regulations. Negative covenants include, among others, limitations on our ability and our subsidiaries’ ability to grant liens, incur indebtedness, engage in mergers, consolidations, sales of assets and affiliate transactions. The Credit Agreement requires us to maintain a maximum leverage ratio and a minimum liquidity amount, each as defined in the Credit Agreement.
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
Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$14,764	$9,154
Net cash provided by (used in) investing activities	(74,274)	25,316
Net cash provided by financing activities	157,480	10,311
Net increase in cash and cash equivalents, net of impact of foreign exchanges on cash	98,106	44,294
Operating Activities
Net cash provided by operating activities was $14.8 million during the nine months ended September 30, 2013. Net loss during the period was $20.9 million adjusted by non-cash charges of $9.0 million for depreciation and amortization and $17.3 million for stock-based compensation. Cash generated from operations during the nine months ended September 30, 2013 resulted from sequential changes in our working capital including a $1.5 million decrease in accounts receivable, a $2.6 million increase in accounts payable and a $1.2 million increase in accrued compensation and benefits.

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
Investing Activities
During the nine months ended September 30, 2013 cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities of $71.2 million, and to a lesser extent for property and equipment purchases of $3.1 million.

During the nine months ended September 30, 2012 cash provided by investing activities was principally from the sales of short-term investments, net of purchases and maturities, of $42.4 million. Use of cash was related to purchases of property and equipment of $17.0 million, including costs capitalized for development of internal-use software.
Financing Activities
Cash provided by financing activities of $157.5 million in the nine months ended September 30, 2013 was primarily due to net proceeds from our convertible notes of $145.6 million and proceeds from the issuance of warrants of $21.8 million, and proceeds from stock option exercises and the purchase of common stock under our employee stock purchase plan of $22.0 million. These proceeds were partially offset by our payment of $31.4 million for the convertible note hedges.

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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and computer equipment. At September 30, 2013, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$731	$333	$232	$166	$—
Operating lease obligations	37,665	8,593	15,608	9,169	4,295
	$38,396	$8,926	$15,840	$9,335	$4,295
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Additionally in August 2013, we issued senior convertible notes (the “Notes”) raising gross proceeds of $150.0 million. The Notes are governed by an Indenture, dated August 13, 2013, between us and Wells Fargo Bank, National Association, as trustee. The Notes will mature on August 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2014.
Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of September 30, 2013, our liability for unrecognized tax benefits was $0.1 million. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.
Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, capitalized internal-use software and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2013 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 8, 2013.
Recent Accounting Pronouncements
The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2013, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are subject to litigation or threatened litigation in the general course of business. We do not believe the resolution of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position.
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
Our quarterly operating results are likely to fluctuate. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers;

•	our ability to retain existing customers and/or maintain the size of our engagements with those customers;

•	the renewal rates we achieve early in an engagement and the time it takes to achieve the close rates expected for the term of the engagement;

•	our ability to effectively sell and implement Renew OnDemand;

•	fluctuations in the value of end customer contracts delivered to us;

•	fluctuations in close rates;

•	changes in our commission rates;

•	seasonality;

•	loss of customers for any reason including due to acquisition;

•	the mix of new customers as compared to existing customers;

•	the length of the sales cycle for our solution, and our level of upfront investments prior to the period we begin generating revenue associated with such investments;

•	the timing of customer payments and payment defaults by customers;

•	the amount and timing of operating costs and capital expenditures related to the operations of our business, including the development of new products such as Renew OnDemand;

•	the rate of expansion, productivity and realignment of our direct sales force;

•	the cost and timing of the introduction of new technologies or new services, including additional investments in Renew OnDemand;

•	general economic conditions;

•	technical difficulties or interruptions in delivery of our solution;

•	changes in foreign currency exchange rates;

•	changes in tax rates;

•	regulatory compliance costs, including with respect to data privacy;

•	costs associated with acquisitions of companies and technologies;

•	changes in our stock price and the impact of such changes on our convertible notes and related note hedges and warrants;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the impact of new accounting pronouncements.

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
A substantial portion of our revenue has to date come from a relatively small number of customers. During the three months ended September 30, 2013, our top ten customers accounted for 51% of our revenue with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.
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
For the three months ended September 30, 2013, approximately 32% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We monitor and assess our internal control over financial reporting, and if our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert such internal control is effective at such time. If we are unable to assert that our internal control over financial reporting is effective at year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls over financial reporting or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.
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
Risks Relating to Owning Our Common Stock and Capitalization Matters
Our share price has been volatile and is likely to be volatile in the future.
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
Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 10% of our outstanding common stock as of September 30, 2013. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.

We have substantial existing indebtedness. In August 2013, we issued $150.0 million aggregate principal amount of our convertible notes. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and

•	we may be required to make cash payments upon any conversion of the convertible notes, which would reduce our cash on hand.

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of all of our outstanding convertible notes and credit facilities. Any required repurchase of the convertible notes as a result of a fundamental change or acceleration of the convertible notes would reduce our cash on hand such that we would not have those funds available for use in our business. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Conversion of our convertible notes will dilute the ownership interest of existing stockholders and may depress the price of our common stock.

The conversion of some or all of our convertible notes will dilute the ownership interests of then-existing stockholders to the extent we deliver shares upon conversion of any of the notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, may have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.In addition, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	November 8, 2013	By:	/s/ ASHLEY F. JOHNSON
Ashley F. Johnson
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

4.1(2)	Indenture between ServiceSource International, Inc. and Wells Fargo Bank, National Association, dated as of August 13, 2013.

10.1(3)	Amendment No. 2, dated August 6, 2013, to the Credit Agreement between ServiceSource International, Inc. and JPMorgan Chase Bank, N.A.

10.2(3)	Purchase Agreement, dated August 7, 2013, by and among ServiceSource International, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers named therein.

10.3(3)	Form of Convertible Bond Hedge Confirmation.

10.4(3)	Form of Warrant Confirmation.

10.5+	Separation Agreement dated as of August 20, 2013, between the Company and Robert J. Sturgeon.

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the Notes to Condensed Consolidated Financial Statements. **

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 14, 2013.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 9, 2013.

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