Form 10-K
period 2013-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2014-03-07
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-35108

SERVICESOURCE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 81-0578975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

634 Second Street San Francisco, California	94,107
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 901-6030

Securities registered pursuant to Section 12(b)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was $360,520,829. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 28, 2014, there were approximately 82,583,868 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report on Form 10-K contains certain statements that constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward looking statements are contained principally in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward looking statements include information concerning our possible or assumed future results of operations; estimates of recurring revenue opportunity under management; changes in market conditions that impact our ability to generate recurring revenue on our customers’ behalf; errors in estimates as to the recurring revenue we can generate for our customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity; competitive position; the effects of competition; industry environment; our ability to acquire and integrate business and technologies; litigation involving us; and potential growth opportunities. Forward looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “likely,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Overview
ServiceSource International, Inc. (NASDAQ: SREV) is a global leader in recurring revenue management partnering with technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. We deliver these results via a cloud application , Renew OnDemand and associated managed services, leveraging benchmarks and best practices derived from our rich database of service and renewal behavior. By integrating software, managed services and data, we provide end-to-end management and optimization of the service-contract renewals process, including data management, quoting, selling and recurring-revenue business intelligence. Our managed services business is built on our pay-for-performance model, whereby customers pay us a commission based on renewal sales that we generate on their behalf, enabling a success-driven, shared-risk partnership with our customers.
ServiceSource offers a cloud application, Renew OnDemand, to automate this highly valuable but typically manual business process. Renew OnDemand and our proven managed services, drive higher subscription, maintenance and support revenue while improving customer retention and increasing business predictability.

ServiceSource delivers results by leveraging best practices derived from our extensive database of service and renewal behavior across companies, industries and geographies. By integrating cloud services, managed services and renewal-ready data, we provide end-to-end management and optimization of the recurring revenue process, including data management, quoting, selling and business intelligence.
Our managed services business is built on our pay-for-performance model, whereby customers pay us a commission based on renewal sales that we generate on their behalf, enabling a success-driven, shared-risk partnership with our customers.
Renew OnDemand, our cloud application built to maximize recurring revenue, can be purchased with or without our managed selling services.
As of December 31, 2013, we managed approximately 150 engagements across more than 70 customers, representing over $11.6 billion recurring revenue opportunity under management. Recurring revenue opportunity under management is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell on behalf of our customers over the subsequent twelve-month period.
The scalability of our solution enables us to sell in over 40 languages from six sales centers around the globe. Our solution is designed to optimize recurring revenue across different revenue models, distribution models, and segments including hardware, software, SaaS, industrial systems, technology-enabled health care and life sciences.
Our total revenue was $272.5 million, $243.7 million and $205.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. For summarized financial information by geographic area, see Note 14 of the Notes to Consolidated Financial Statements. For a discussion of the development of our business over the last year, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
We were incorporated in Delaware as a limited liability company in 2002 and converted to a Delaware corporation on March 24, 2011. Additional information about us is available on our website at http://www.servicesource.com. The information on our website is not incorporated herein by reference and is not a part of this Form 10-K. We make available free of charge on our corporate website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. From time to time, we may use our website as a channel of distribution of material Company information. Financial and other material information regarding our business is routinely posted on and accessible at http://ir.servicesource.com.
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

The components of our solution consist of our Renew OnDemand SaaS application introduced in September 2012, Scout Analytics (that was acquired in January 2014) and a suite of managed services. The foundation of our solution is Renew OnDemand, a SaaS-based renewal management system based on our data warehouse of transactional, analytical and industry data that grows with each service renewal transaction and customer. Our suite of cloud applications increase visibility and control of recurring revenue streams and are utilized by customers, their channel partners, end customers and our service sales teams. Our managed services including data, enablement and selling services, in which dedicated service teams have specific expertise in our customers’ businesses, are deployed under our customers’ brands and follow a sales process tailored specifically to increase service contract renewals.

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

•
Analytical data . We track and leverage dozens of KPIs and benchmarks in our platform across our business. The data has been analyzed across a number of dimensions, such as region, customer segment, and contract dollar value, among others.

•
Industry data . At the core of our platform is a recurring revenue-specific data model and benchmarking database that allows us to extract transactional data from customers and capture other structured and unstructured analytical data in a consistent manner. This allows us to benchmark performance across industries and perform cohort analyses to understand where we can apply best practices to increase performance.

Our platform improves with every renewal we manage, every customer we engage, and every benchmarking study we complete. We believe this is the most comprehensive data warehouse built exclusively for managing and optimizing recurring revenue from maintenance, support and subscription agreements on behalf of third-party customers.

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

•
Renew Installed Base. Our Installed Base application provides a single repository for cleansed installed-base data and deep business intelligence to analyze the integrity and completeness of the data to flag anomalies and missing data elements and to identify cross- sell and up-sell opportunities. The application provides resellers, distributors and sales representatives with an accurate view of the installed base, including information on end customer purchases and usage. Renew Installed Base also facilitates workflow between sales representatives, channel partners and the ServiceSource sales operations teams to correct installed base data issues in the customer’s source data systems.

Scout Analytics

The Scout Suite is an array of role-based products that leverage the Scout Platform, a powerful recurring revenue management solution designed to maximize customer value and accelerate growth in revenue and profits. All of the products in the Scout Suite help companies integrate customer data, predict opportunities, and automate customer engagement processes-but each product comes with its own specialized workflows, automation, and reports, designed to solve specific recurring revenue challenges.

Managed Services
We leverage our knowledge base across critical business processes, including:

•	Service Performance Analysis . During the SPA process, we conduct interviews of our prospective customers,

analyze their historical performance and future opportunity, and evaluate their recurring revenue business on a number of dimensions. We also use our breadth of experience to benchmark and identify service renewal opportunities, and to calculate our ability to improve performance based on our performance with similar types of businesses and opportunities.

•
Business Case, Pricing and Contract Structuring . We utilize our reservoir of data and benchmarks to estimate the critical components of the business case and pricing model that we use in discussions with prospective customers. This intelligence is fundamental to our pay-for-performance business model.

•
Recurring revenue Performance . Once a partnership is in place with our customer, we leverage our data warehouse to enable, measure, analyze, benchmark, optimize and continuously improve the performance of our service sales teams.

•
Customer Benchmarking and Continuous Improvement . Our extensive renewals platform serves as the foundation to benchmark our customers’ evolving recurring revenue performance against industry peers and previous period performance. We convene quarterly business review meetings and annual partnership reviews with our customers to review performance, identify potential weaknesses in the renewals process and opportunities for improvement, and make recommendations that we believe will allow our customers and us to achieve higher levels of performance and efficiencies.

•
Developing and Delivering Applications . Our data warehouse that fuels the opportunity data, sales methodologies, metrics, and reporting dashboards that we engineer into our applications. Accordingly, we design our applications to leverage the transactional, analytical and industry data housed in our platform.

We employ service sales personnel that interact directly with end customers to sell service renewals. They also provide active sales enablement, support and management of channel partners. Our service sales teams act as an extension of our customers’ brands.

We have developed a set of best practices that includes role specialization for selling, enablement, and data service. We believe that role specialization is a key component in driving higher recurring revenue rates. We offer a package of managed services for each of these specialized roles, and our customers can chose to purchase individual solutions or as a full pay for performance solution. They include Selling Services, Enablement Services, and Data Services. Our service sales teams are grouped into three primary areas:

•
Selling Services We offer customers the ability to buy a high performance sales team to drive recurring revenue as part of a full pay for performance solution. Our team acts as an extension of the customer’s sales team, directly contacting end users and channel partners to drive recurring revenue, close contracts, and upsell/cross-sell additional products and services. Our sales teams are trained in our renewals sales methodology, a set of proven best practices developed over twelve years of experience focused exclusively on recurring revenue sales. They undergo extensive training on our processes, applications, and on products, competitive differentiation and value propositions of the products and services they represent. This team is backed up by our sales enablement and data services teams which are provided as separate and complementary offerings.

•
Enablement Services We provide recurring revenue forecasting tailored to fit our customers’ bookings, revenue targets and specific reporting requirements. We supply a dedicated team of resources and tools to build and update customer and channel partner quotes and distribute them to the sales teams, channel partners and customers. Finally, we offer a business analytics team that provides analysis to maximize recurring revenue performance and provide insight into end customers, competitors and channel partners.

•
Data Services Our specially trained data teams pull together and prepare critical renewals data from disparate sources, creating a holistic view of the recurring revenue opportunity. A single renewal often requires up to 100 data elements - 10 times more than that of a new product sale, typically from five to seven disparate systems. Our data teams merge and cleanse data, and continuously analyze data quality to track improvement over time.

Our Renew OnDemand platform, as well as our legacy cloud based solution, are hosted at third-party data centers where we employ rigorous technologies, policies and procedures to protect customer data.

Key benefits of our solution include:
Financial Benefits

•
Increased recurring revenue. Our solution is designed to increase recurring revenues for our customers. Each customer engagement begins with a Service Performance Assessment (“SPA”), an in-depth analysis of customers’ current renewal rates. We actively monitor the contract renewal rates we drive on behalf of our customers in each engagement. When we generate higher renewal rates, we not only drive incremental revenue for the associated period, but also have a compounding effect in increasing the base number of contracts eligible for renewal in subsequent periods, which expands the opportunity to generate greater revenue in future periods.

•
Increased margin and profitability. We believe that the costs associated with delivering maintenance, support and subscription services by many of our customers can be relatively fixed, and thus growth of these recurring revenue streams can benefit our customers’ profitability. In addition, customers that deploy our solution can avoid infrastructure expenditures and personnel costs that would otherwise be associated with managing renewals internally. As a result, each incremental dollar of recurring revenue generated by our solution can drive greater profitability for our customers.

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

•
Greater visibility and forecasting tools. Our cloud applications deliver real-time analytics and visibility into a customer’s recurring revenue performance, sales efficiency and forecasts. We measure recurring revenue performance across dozens of Key Performance Indicators (“KPIs”) and provide real-time data to our customers through a clear and impactful web-based interface. CFOs and other executives rely on our applications to assist in forecasting their results and to measure progress against their forecasts on a real-time basis.

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

•
Global consistency. We are able to maintain a globally consistent renewals process for our customers. Our global sales centers operate from a unified platform. Our solution automates the application of best practices to the recurring revenue renewals process and provides all relevant constituencies with a consistent view of the data. This facilitates contract renewals and provides reliable performance management and analytics.

Our Strategy
We intend to continue our industry leadership in recurring revenue management with the following strategies:

•
Increased use and adoption of our industry-leading cloud application. Offered on a subscription basis, Renew OnDemand is the core foundation of our customer-facing cloud applications in addition to being used for our internal operations. Our Renew OnDemand subscription offering is differentiated by our ability to provide a suite of managed services to create renewal ready data to enable high performance sales. As we move from one complete solution to an unbundled offering, we offer a menu of services which customers can attach to their Renew OnDemand subscriptions. These services include data services, enablement services, selling services and support services.

•
Expand our customer base to additional industry verticals. We recognize that recurring revenue opportunities exist in sectors beyond the technology industry we have traditionally served. Our penetration in the SaaS market has grown significantly this year. We currently have a small number of technology-enabled health care and life sciences and industrial systems customers for whom we manage equipment maintenance and support contracts. We believe there are additional industry verticals that can benefit from our expertise and best practices, and we intend to pursue these opportunities.

•
Expand our customer base within existing industry verticals. We believe there is a significant opportunity to increase our recurring revenue opportunity under management. We currently have more than 70 customers and believe there are over 800 companies in our addressable market. In addition, we intend to increase investment in our sales and marketing organization to win new customers in technology and technology-enabled industries.

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

Customers
We sell our solutions to technology and technology-enabled health care and life sciences companies. As of December 31, 2013, we managed approximately 150 engagements across more than 70 customers, representing over $11.6 billion in recurring revenue opportunity under management.

Our top ten customers accounted for approximately 50%, 50% and 47% of our revenue in 2013, 2012 and 2011, respectively. One customer represented over 10% of our revenue in 2013, 2012 and 2011.

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

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target sales, services, technology and finance executives within technology and technology-enabled health care and life sciences and industrial systems industries. Our marketing teams and programs are organized by geography and industry segment to focus on the unique needs of customers within the specific target markets.

We participate in industry trade shows and host local and regional events around the world to stimulate industry dialog on renewals and to promote ServiceSource products and services.

We are actively involved in the Service Executive Industry Board (“SEIB”), an independent industry board we founded to share best practices and address issues impacting the industry. The board members consist of 21 senior executives, including three of our executives, who manage and grow recurring revenue at leading technology-based hardware, software, and health care companies. SEIB meets regularly to establish industry standards and best practices for benchmarking and measuring the health of global maintenance, support and subscription recurring revenue and customer satisfaction.

Research and Development
We focus our research and development efforts on enhancing our product and service offerings as well as complementary new capabilities as part of our proprietary solution. Our development strategy is to identify features, business intelligence, applications and other technology elements that are, or are expected to be, needed by service sales professionals, customers, channel partners and end customers to optimize recurring revenue performance. We are also investing in the development of Renew OnDemand to serve our customers’ needs and enable greater operational efficiencies in our organization.
Our research and development expenses were $23.9 million in 2013, $19.3 million in 2012 and $13.1 million in 2011. In addition, we capitalized certain expenditures related to the development and enhancement of internal-use software in 2012 and 2011.

Competition
The market for recurring revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon a variety of technologies including spreadsheets, internally developed software and customized versions of traditional business intelligence tools and customer relationship management or enterprise resource planning software from vendors such as Oracle, SAP, salesforce.com and NetSuite. Some companies have made further investments in this area using firms such as Accenture and McKinsey for technology consulting and education services focused on service renewals. These internally-developed solutions represent the primary alternative to our integrated approach of combining software, managed services and data to provide end-to-end optimized recurring revenue performance.

We believe the principal competitive factors in our markets include the following:
• recurring revenue industry expertise, best practices, and benchmarks;
• performance-based pricing of solutions;
• ability to increase recurring revenue and renewal rates;
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

Intellectual Property
We rely upon a combination of copyrights, trade secrets and trademarks, in addition to contractual restrictions such as confidentiality agreements, to establish and protect our proprietary rights. We currently have one registered copyright in the United States, nine pending patent applications in the United States and two international patent applications. We also have registered trademarks for “ServiceSource” in the United States, the European Community, Japan, Singapore and Australia. In addition, we have registered trademarks and pending trademark applications for a number of product names in various jurisdictions.

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

Employees
As of December 31, 2013, we had 2,914 employees. None of our employees is represented by a labor union with respect to his or her employment with us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 1A.	Risk Factors
You should carefully consider the risks and uncertainties described below together with all the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations, cash flows, the trading price of our common stock could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition, results of operations, cash flows, the trading price of our common stock.

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

In the fall of 2012, we introduced Renew OnDemand, our next-generation recurring revenue management platform. This new platform is offered on a subscription basis and will serves as the core foundation for our customer-facing cloud applications, in addition to applications we use for our internal operations. Renew OnDemand remains relatively new and we have less experience selling and/or implementing it for customers and migrating customers from our traditional platform to Renew OnDemand. Given the complexity and significance of this ongoing transition, including as a result of the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if our implementations or migrations are poorly executed. In addition, we expect to incur additional expenses as a result of our near term plans to run dual technology platforms as we move toward broad adoption of Renew OnDemand while maintaining our existing technology platform. Additionally, if we experience any delay or technical problems as a result of moving to Renew OnDemand, we may incur such expenses for much longer than anticipated. Similarly our business operations and customer relationships will be at high risk if Renew OnDemand does not meet our performance expectations, or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue and customer contracts and damage to our reputation.

Our revenue will decline if there is a decrease in the overall demand for our customers’ products and services for which we provide recurring revenue management.

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

The market for recurring revenue management is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to manage the sales of their support, maintenance and subscription contracts. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal recurring revenue organizations-or in some cases have built or modified software applications to help manage renewals-and therefore may be reluctant to switch to a solution such as ours. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their sales activities and customer relations, concerns about end customer reaction, a belief that they can sell their support, maintenance and subscription services more cost-effectively using their internal sales organizations, perceptions about the expenses associated with changing to a new approach and the timing of expenses once they adopt a new approach, general reluctance to adopt any new and different approach to old ways of doing business, or other considerations that may not always be evident. New concerns or considerations may also emerge in the future. Particularly because our market is relatively undeveloped, we must address our potential customers’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage the sales of support, maintenance and subscription contracts. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our solution are compelling, then the market for our solution may not develop as we anticipate and our business will not grow.

Delayed or unsuccessful investment in new technology, services and markets may harm our financial results.

We plan to continue investing significant resources in research and development in order to enhance Renew OnDemand, our managed services offerings, and other new offerings that will appeal to customers and potential customers. We have undertaken the development of Renew OnDemand as our new technology to offer improved and more scalable recurring revenue management, including enhancements to our applications. The development of new products and services entails a number of risks that could adversely affect our business and operating results, including:

•    the risk of diverting the attention of our management and our employees from the day-to-day operations of the business;

•    insufficient revenue to offset increased expenses associated with research, development, operational and marketing activities;

•    write-offs of the value of such technology investments as a result of unsuccessful implementation of otherwise.

If Renew OnDemand or any of our other new or modified technology does not work as intended, is not responsive to user preferences or industry or regulatory changes, is not appropriately timed with market opportunity, or is not effectively brought to market, we may lose existing and potential customers or related recurring revenue opportunities, in which case our results of operations may suffer. The cost of future development of new recurring revenue management offerings or technologies also could require us to raise additional debt or equity financing. These actions could be dilutive to our stockholders and negatively impact our financial condition or our results of operations.

We sell subscriptions to our cloud applications via Renew OnDemand separately from our integrated solution, which may not be successful and could impact revenue from our existing solution.

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

Our estimates of recurring revenue opportunity under management and other metrics may prove inaccurate.

We use various estimates in formulating our business plans and analyzing our potential and historical performance, including our estimate of recurring revenue opportunity under management. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate.
Recurring revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell or provide sales support on behalf of our customers over the subsequent twelve-month period. Opportunity under management is not a measure of our expected revenue. We estimate the value of such end customer contracts based on a combination of factors, including the value of end-customer contracts made available to us by customers in past periods; the minimum value of end-customer contracts that our customers are required to give us the opportunity to sell pursuant to the terms of their contracts with us; periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by customers; the value of end customer contracts included in the SPA; and collaborative discussions with our customers assessing their expectations as to the value of service contracts that they will make available to us for sale. While the minimum value of end customer contracts that our customers are required to give us represents a portion of our estimated opportunity under management, a significant portion of the opportunity under management is estimated based on the other factors described above.
When estimating recurring revenue opportunity under management and other similar metrics, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given twelve-month period to differ from our estimate of opportunity under management. These factors include:

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

If we continue to see turnover of our top executives, or if we are unable to attract, hire, integrate and retain key personnel and other necessary employees, our business will be harmed.

We have incurred turnover in some key executive positions in 2013. Our future success depends on the continued contributions of our executives, each of whom may be difficult to replace. Our future success also depends in part on our ability to attract, hire, integrate and retain qualified service sales personnel, sales representatives and management-level employees to oversee such sales forces in addition to marketing, research and development and general and administrative personnel to support our global operation. In particular, Michael Smerklo, our chairman of the board of directors and chief executive officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of Mr. Smerklo’s services or those of our other executives, or our inability to continue to attract and retain high-quality talent, could harm our business.

If we are unable to compete effectively against current and future competitors, our business and operating results will be harmed.

The market for recurring revenue management continues to evolve. Historically, technology companies have managed their service renewals through internal personnel and relied upon technology ranging from Excel spreadsheets to internally-developed software to customized versions of traditional business intelligence tools and CRM or ERP software from vendors such as Oracle, SAP, salesforce.com and NetSuite. Some companies have made further investments in this area using firms such as Accenture and McKinsey for technology consulting and education services focused on service renewals. These internally-developed solutions represent the primary alternative to our offerings. We also face direct competition from smaller companies that offer specialized recurring revenue management solutions, typically providing technology for use by their customers’ internal sales personnel.
We believe the principal competitive factors in our markets include the following:

•    recurring revenue industry expertise, best practices, and benchmarks;

•    quality and reliability of software offerings;

•    marketing resources and capabilities;

•    performance-based pricing of solutions;

•    ability to increase recurring revenue, renewal rates, and close rates;

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

A substantial portion of our revenue has to date come from a relatively small number of customers. During the twelve months ended December 31, 2013, our top ten customers accounted for 50% of our revenue with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

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

Consolidation among technology companies in our target market has been robust in recent years, and this trend poses a risk for us. Acquisitions of our customers could lead to cancellation of our contracts with those customers by the acquiring companies and could reduce the number of our existing and potential customers. For example, Oracle has acquired a number of our customers in recent years, including our then-largest customer, Sun Microsystems, in January 2010. Oracle has elected to terminate our service contracts with each customer because Oracle conducts its recurring revenue management internally. If mergers and acquisitions continue, we expect that some of the acquiring companies, and Oracle in particular, will terminate, renegotiate and/or elect not to renew our contracts with the companies they acquire, which would reduce our revenue.

Our business and growth depend substantially on customers renewing their agreements with us and expanding their use of our solution for additional available markets. Any decline in our customer renewals or failure to expand their relationships with us could harm our future operating results.

In order for us to improve our operating results and grow, it is important that our customers renew their agreements with us when the initial contract term expires and that we expand our customer relationships to add new market opportunities and the related recurring revenue opportunity under management. Our customers may elect not to renew their contracts with us after their initial terms have expired, and we cannot assure you that our customers will renew service contracts with us at the same or higher level of service, if at all, or provide us with the opportunity to manage additional opportunity. Although our renewal rates have been historically higher than those achieved by our customers prior to their using our solution, some customers have elected not to renew their agreements with us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solution and results, our pricing, mergers and acquisitions affecting our customers or their end customers, the effects of economic conditions or reductions in our customers’ or their end customers’ spending levels. In addition our unbundled solution offers the ability for customers to keep fewer offerings and contract out of other services. If our customers do not renew their agreements with us in full, renew on less favorable terms or fail to contract with us for additional recurring revenue management opportunities, our revenue may decline and our operating results may be adversely affected.

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

Many of our managed services customer contracts allow termination for our failure to meet certain performance conditions.

Although most of our managed services customer contracts are subject to multi-year terms, these agreements often have termination rights if we fail to meet specified sales targets. During the SPA and contract negotiation phase with a customer, we typically negotiate minimum performance levels for the engagement. If we fail to meet our required targets and our customers choose to exercise their termination rights, our revenue could decline. These termination rights may also create instability in our revenue forecasts and other forward-looking financial metrics.

Our business may be harmed if our customers rely upon our recurring revenue forecasts in their business and actual results are materially different.

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

Our overall performance depends in part on worldwide economic conditions that impact the technology sector and other technology-enabled industries such as health care, life sciences and industrial systems. For example, the recent economic downturn resulted in many businesses deferring technology investments, including purchases of new software, hardware and other equipment, and purchases of additional or supplemental maintenance, support and subscription services. To a certain extent, these businesses also slowed the rate of renewals of maintenance, support and subscription services for their existing technology base. A future downturn could cause business customers to stop renewing their existing maintenance, support and subscription agreements or contracting for additional maintenance services as they look for ways to further cut expenses, in which case our business could suffer.
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

We derive substantially all of our revenue from customers in certain sectors in the technology and technology-enabled health care and life sciences industries, and an important part of our strategy is to expand our existing customer base and win new customers in these industries. In addition, because of the recurring revenue opportunities that we believe exist beyond these industries, we intend to target new customers in additional industry vertical markets, such as technology-enabled building services. In connection with the expansion of our target markets, we may not have familiarity with such additional industry verticals, and our execution of such expansion could face risks where our experience base is less developed within a particular new vertical. We may encounter customers in these previously untapped markets that have different pricing and other business sensitivities than we are used to managing. As a result of these and other factors, our efforts to expand our solution to additional industry vertical markets may not succeed, may divert management resources from our existing operations and may require us to commit significant financial resources to unproven parts of our business, all of which may harm our financial performance.

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

We face a variable selling cycle to secure new customer agreements, typically spanning a number of months and requiring our effort to obtain and analyze our prospect’s business through the SPA, for which we are not paid. We recently have also experienced a lengthening of our sales cycles reflecting the hiring of a number of new sales personnel in the past eighteen months who are new to selling our solution as well as slower decision making by a few end customers as well as other end customers considering renewals of large, multi-year contracts. This has adversely affected the conversion rates of new customer contracts. Moreover, even if we succeed in developing a relationship with a potential new customer, the scope of the potential subscription or recurring revenue management engagement frequently changes over the course of the business discussions and, for a variety of reasons, our sales discussions may fail to result in new customer acquisitions. Consequently, we have only a limited ability to predict the timing and size of specific new customer relationships.

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

In general, our customer engagements are complex and may require lengthy and significant work to implement our offerings. We also have less experience implementing our Renew OnDemand platform. As a result, we generally incur sales and marketing expenses related to the commissions owed to our sales representatives and make upfront investments in technology and personnel to support the engagements one to three months before we begin selling end customer contracts. Each customer’s situation may be different, and unanticipated difficulties and delays may arise as a result of our failure, or that of our customer, to meet respective implementation responsibilities. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs without yet generating revenue, and our relationships with some of our customers may be adversely impacted.

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

For the year ended December 31, 2013, approximately 36% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
A portion of the sales commissions earned from our international customers is paid in currencies. As a result, fluctuations in the value of these foreign currencies may make our solution more expensive or cause resulting fluctuations in cost for international customers, which could harm our business. We currently do not undertake hedging activities to manage these currency fluctuations. In addition, if the effective price of the contracts we sell to end customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for such contracts could fall, which in turn would reduce our revenue.
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

•    compliance obligations related to multiple, conflicting and changing foreign and U.S. governmental laws and regulations, including employment, tax, privacy, data protection, foreign currency controls and anti-bribery laws and regulations;

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

As a public company, we incur significant legal, accounting and other expenses, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market LLC, impose various requirements on companies, including establishing effective internal controls and certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources. Moreover, if we are not able to meet new compliance requirements in a timely manner, the market price of our stock could decline, and we could be subject to investigations and other actions by The NASDAQ Stock

Market LLC, the Securities and Exchange Commission, or other regulatory authorities, which would require additional financial and management resources.

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

We conduct operations throughout the world, including our headquarters in the United States and operations in Ireland, Malaysia, Singapore, Japan and the United Kingdom. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, labor issues, terrorism, natural disasters and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our solution or meet our contractual obligations, the cost of our solution, customer satisfaction, our ability to attract or maintain customers, and, ultimately, our profits.
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

Any changes in government regulations that impact our customers or their end customers could have a harmful effect on our business by reducing the size of our addressable market or otherwise increasing our costs. For example, with respect to our technology-enabled health care and life sciences customers, any change in U.S. Food and Drug Administration or foreign equivalent regulation of, or denial, withholding or withdrawal of approval of, our customers’ products could lead to a lack of demand for recurring revenue management with respect to such products. Other changes in government regulations, in areas such as privacy, export compliance or anti-bribery statutes, such as the U.S. Foreign Corrupt Practices Act, could require us to implement changes in our services or operations that increase our cost of doing business and thereby hurt our financial performance.
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

As we acquire companies or technologies, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of our common stock.

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

From time to time, we may be party to lawsuits in the normal course of its business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions initiated by us, can often be expensive and time-consuming. Unfavorable outcomes from any claims and/or lawsuits could adversely affect our business, results of operations, or financial condition, and we could incur substantial monetary liability and/or be required to change its business practices. Our business and technology acquisition activity could also result in litigation in connection with such acquired companies. For example, refer to Item 3 of this Annual Report on Form 10-K which discusses some ongoing litigation related to our acquisition of Scout Analytics.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 10% of our outstanding common stock as of December 31, 2013. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We have substantial indebtedness. In August 2013, we issued $150.0 million aggregate principal amount of convertible notes. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

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

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes. In addition, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

ITEM 2.	PROPERTIES
Our corporate headquarters and principal administrative, sales and marketing and product development operations are located in San Francisco, California. We also have six globally distributed sales centers. We have two sales centers in North America located in Denver and Nashville. We have additional international sales centers in Dublin, Ireland; Liverpool, United Kingdom; Singapore and Tokyo, Japan. We also have a global sales operations center in Kuala Lumpur, Malaysia. We use this center to centralize key contract renewal processes that do not require regional expertise, such as customer data management and quoting. We do not own any real estate. All of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

Location	Square Footage Leased	Region	Principal Use
San Francisco	45,361	NALA	Headquarters
Denver	71,319	NALA	Sales Center
Nashville	108,768	NALA	Sales Center
Singapore	26,154	APJ	International Sales Center
Kuala Lumpur	70,782	APJ	Sales Operation Center
Japan	1,173	APJ	International Sales Center
Dublin	38,060	EMEA	International Sales Center
Liverpool	25,500	EMEA	International Sales Center

ITEM 3.	LEGAL PROCEEDINGS

Bionet Systems, LLC, et al. v. Scout Analytics, Inc., et al., in Superior Court, King County, Washington State
On January 10, 2014, certain now-former holders of Scout Analytics, Inc. (“Scout”) capital stock filed a lawsuit against Scout and some of its directors and their employers regarding the then-pending acquisition of Scout by us. The plaintiffs have asserted claims against all defendants for breach of fiduciary duty, minority shareholder oppression, corporate waste, injunctive relief and unjust enrichment.  In their complaint, the plaintiffs seek damages and payment of their attorneys’ fees and costs.

The costs of such litigation are expected to be covered by Scout’s insurance and/or from the escrow amounts held back from the merger consideration paid for Scout and the other indemnification obligations of the former Scout holders of capital stock.
From time to time, we may be subject to other litigation or threatened litigation in the general nature of business. We do not believe the resolution of the Scout litigation or any other matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The NASDAQ Global Market under the symbol “SREV” since it began trading on March 25, 2011. Our initial public offering was priced at $10.00 per share on March 24, 2011. The following table sets forth, for the time period indicated, the high and low prices of our common stock as reported on The NASDAQ Global Market.

	2013
	High	Low
First Quarter	$7.31	$5.63
Second Quarter	$9.46	$5.33
Third Quarter	$13.69	$9.32
Fourth Quarter	$12.99	$7.77

	2012
	High	Low
First Quarter	$18.00	$14.38
Second Quarter	$16.78	$11.28
Third Quarter	$13.99	$7.73
Fourth Quarter	$10.77	$4.01
Holders
As of February 28, 2014, there were 92 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
The following graph shows a comparison from March 25, 2011(the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2013, of the cumulative total return for (1) our common stock, (2) the Morgan Stanley Technology Index, and (3) the NASDAQ Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Morgan Stanley Technology Index assume reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

	ServiceSource	Morgan Stanley Technology Index	NASDAQ Composite Index
3/25/2011	100.00	100.00	100.00
6/30/2011	182.43	96.60	99.73
9/30/2011	108.46	81.85	86.85
12/30/2011	128.82	86.49	93.67
3/30/2012	127.09	105.28	111.16
6/29/2012	113.71	94.60	105.54
9/28/2012	84.36	100.52	112.05
12/31/2012	48.03	100.73	108.57
3/28/2013	58.05	108.26	117.49
6/28/2013	76.52	109.46	122.37
9/30/2013	99.18	120.59	135.61
12/31/2013	68.80	132.75	150.18

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any shares of our common stock in the year ending December 31, 2013.
We launched in December 2012 and completed in January 2013 a stock option exchange program pursuant to which eligible employees were able to exchange certain outstanding out-of-the money stock options with an exercise price greater than $6.03 per share for a lesser amount of new stock options. See Note 11 to the of the Notes to Consolidated Financial Statements for a description of this stock option exchange program.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)

Net revenue	$272,482	243,703	205,501	152,935	110,676
Cost of revenue (1)	162,449	136,321	113,406	90,048	58,877
Gross profit	110,033	107,382	92,095	62,887	51,799
Operating expenses:
Sales and marketing (1)	58,826	56,925	48,520	35,119	23,182
Research and development (1)	23,855	19,255	13,073	7,188	2,054
General and administrative (1)	44,913	41,135	33,647	19,378	13,845
Total operating expenses	127,594	117,315	95,240	61,685	39,081
Income (loss) from operations	(17,561)	(9,933)	(3,145)	1,202	12,718
Other income (expense):
Interest expense	(3,754)	(236)	(503)	(1,271)	(1,116)
Other, net	(666)	(538)	(624)	(351)	639
Income (loss) before income taxes	(21,981)	(10,707)	(4,272)	(420)	12,241
Income tax provision (benefit)	871	32,107	(19,383)	2,147	1,866
Net income (loss)	$(22,852)	$(42,814)	$15,111	$(2,567)	$10,375
Net income (loss) per common share:
Basic	$(0.29)	$(0.58)	$0.23	$(0.04)	$0.18
Diluted	$(0.29)	$(0.58)	$0.21	$(0.04)	$0.18
Cash distribution per common share (2)	$—	$—	$—	$0.04	$—
Weighted-average shares used in computing net income (loss) per commons share:
Basic	78,408	74,270	66,656	57,284	56,750
Diluted	78,408	74,270	73,585	57,284	58,912

(1)	Reported amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$3,303	$2,772	$1,877	$1,126	$914
Sales and marketing	9,831	8,146	4,456	2,993	2,340
Research and development	2,414	1,880	1,167	803	541
General and administrative	8,072	8,077	4,099	3,167	2,265
Total stock-based compensation	$23,620	$20,875	$11,599	$8,089	$6,060

(2)
Pursuant to our previous limited liability company agreement, we were required to pay cash distributions to our members to fund their tax obligations in respect of their equity interests. All other distributions are determined by our directors in their sole discretion. Tax distributions to members were $0, $0, $0, $2.5 million and $0 in 2013, 2012, 2011, 2010 and 2009 respectively. Effective with our initial public offering, we converted from a limited liability company into a Delaware corporation.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$275,133	$109,442	$108,865	$22,652	$13,169
Working capital	315,185	149,431	134,796	18,135	19,099
Total assets	399,946	224,472	238,961	108,103	69,580
Term loan, current and non-current	—	—	—	15,459	16,835
Obligations under capital leases, current and non-current	657	964	1,664	1,759	773
Convertible notes, net	113,915	—	—	—	—
Total members'/stockholders' equity	240,697	186,927	197,016	33,884	30,331

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our annual consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K.
This discussion contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward Looking Statements and Industry Data” and “Risk Factors”. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are the global leader in recurring revenue management. We offer a cloud application, Renew OnDemand, to automate this highly valuable but typically manual business process. Renew OnDemand and our proven managed services, drive higher subscription, maintenance and support revenue while improving customer retention and increasing business predictability.
We manage the service contract renewals process for renewals of maintenance, support and subscription agreements on behalf of our customers. Our integrated solution consists of dedicated service sales teams working under our customers’ brands and our proprietary Renew OnDemand platform and applications. By integrating software, managed services and data, we address the critical steps of the renewals process including data management, quoting, selling and recurring revenue business intelligence. Our business is built on our pay-for-performance model, whereby our revenues are based on the service renewals customers achieve with our solution, although we have been establishing a base of subscription revenue agreements to our technology platform and applications.

We are currently in a period of significant investment in which we have taken steps designed to drive our future growth and profitability. These investments have included growth in our professional services teams, hiring engineers in product management and R&D to develop and expand our product footprint, and sustaining our investments in sales and marketing to reposition us and enhance our market presence. We plan to further build out our infrastructure, develop our technology and support Renew OnDemand, our next-generation technology platform, offer additional cloud-based applications, including on a stand-alone, subscription basis, and hire additional sales, service sales and other personnel. These steps impacted our expenses in recent periods as well as our spending for capital expenditures, and are expected to continue to impact our profitability and cash flows in future periods. We have devoted significant resources to developing Renew OnDemand, our software application suite, and we expect our investment in Renew OnDemand to continue. In addition, we plan to devote significant resources to expanding our sales organization, building out the related partner ecosystem, and further developing our service organization to support the platform. On the sales side, we have seen early success with some of the new sales incentives around Renew OnDemand subscriptions, which drives short-term expense, but has improved our time to market this new solution. The capital expenditures and expenses related to Renew OnDemand are in addition to the expenses of operating our existing technology platform. While these expenses will be incurred and recognized in the near-term, we expect to generate revenues from the sale of subscriptions to Renew OnDemand that will increase over time in 2014.

Key Business Metrics
In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under, “Basis of Presentation.” These key metrics include recurring revenue opportunity under management and number of engagements.
Recurring Revenue Opportunity Under Management. At December 31, 2013, we estimated our opportunity under management to be over $11.6 billion. Recurring revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell or provide support on behalf of our customers over the subsequent twelve-month period. Opportunity under management is not a measure of our expected revenue. In addition, opportunity under management reflects our estimate for a forward twelve-month period and should not be used to estimate our opportunity for any particular quarter within that period. The value of end customer contracts actually delivered during a twelve-month period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our customers and their end customers.
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
When estimating recurring revenue opportunity under management, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given twelve-month period to differ from our estimate of opportunity under management. These factors include:

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
Number of Engagements. We track the number of engagements we have with our customers. We often have multiple engagements with a single customer, particularly where we manage the sales of service renewals relating to different product lines, technologies, types of contracts or geographies for the customer. When the set of renewals we manage on behalf of a customer is associated with a separate customer contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a service sales team to manage the renewals, we designate the set of renewals, and associated revenues and costs to us as a unique engagement. For example, we may have one engagement consisting of a service sales team selling maintenance contract renewals of a particular product for a customer in the United States and another engagement consisting of a sales team selling warranty contract renewals of a different product for the same customer in Europe. These would count as two engagements. We had approximately 150, 145 and 120 engagements as of December 31, 2013, 2012 and 2011 respectively.

Factors Affecting our Performance
Sales Cycle. We sell our integrated solution through our sales organization. At the beginning of the sales process, our quota-carrying sales representatives contact prospective customers and educate them about our offerings. Educating prospective customers about the benefits of our solution can take time, as many of these prospects have not historically relied upon integrated solutions like ours for recurring revenue management, nor have they typically put out a formal request for proposal or otherwise made a decision to focus on this area. As part of our sales process, we utilize our solutions design team to perform a SPA of our prospect’s recurring revenue. The SPA includes an analysis of best practices and benchmarks the prospect’s recurring revenue against industry peers. Through the SPA process, which typically takes several weeks, we are able to assess the characteristics and size of the prospect’s recurring revenue, identify potential areas of performance improvement, and formulate our proposal for managing the prospect’s recurring revenue. The length of our sales cycle for a new customer, inclusive of the SPA process and measured from our first formal discussion with the customer until execution of a new customer contract, is typically longer than six months and has increased in recent periods.

We generally contract with new customers to manage a specified portion of their recurring revenue opportunity, such as the opportunity associated with a particular product line or technology, contract type or geography. We negotiate the engagement-specific terms of our customer contracts, including commission rates, based on the output of the SPA, including the areas identified for improvement. Once we demonstrate success to a customer with respect to the opportunity under contract, we seek to expand the scope of our engagement to include other opportunities with the customer. For some customers, we manage all or substantially all of their service contract renewals.

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

Our new customer contracts have typically had a term of approximately 36 months, although we sometimes have contract terms of up to 60 months. Our contracts generally require our customers to deliver a minimum value of qualifying recurring revenue contracts for us to renew on their behalf during a specified period. To the extent that our customers do not meet their minimum contractual commitments over a specified period, they may be subject to fees for the shortfall. Our customer contracts are cancelable on relatively short notice, subject in most cases to the payment of an early termination fee by the customer. The amount of this fee is based on the length of the remaining term and value of the contract.

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
Similarly, when a customer is acquired, we may be able to use our relationship with the acquired company to build a relationship with the acquirer. In some cases we have been able to maintain our relationship with an acquired customer even where the acquiring company handles its other service contract renewals through internal resources. In other cases, however, acquirers have elected to terminate or not renew our contract with the acquired company. For example, Oracle terminated our contracts with Sun Microsystems in 2010 and had previously terminated our contract with another customer, BEA Systems, in 2008.

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
We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been insignificant. However, we expect revenues generated from subscriptions to Renew OnDemand to increase in 2014. Subscription fees are billed on either a monthly or quarterly basis in advance and revenue is recognized ratably over the related subscription term.
We have generated a significant portion of our total net revenue from a limited number of customers. For the years ended December 31, 2013, 2012, and 2011, our top ten customers in each period accounted for 50%, 50%, and 47% of our net revenue, respectively. One customer accounted for more than 10% of our revenues in 2013, 2012 and 2011.
Our business is geographically diversified. During 2013, 64% of our net revenue was earned in North America and Latin America (“NALA”), 27% in Europe, Middle East and Africa (“EMEA”) and 9% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. Our APJ segment is our most recent segment, and as a result accounts for less of our net revenue. In addition, our Kuala Lumpur location is also our global sales operations center where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as customer data management and quoting. We do not generate any customer revenue out of Kuala Lumpur, so it is effectively a cost center which contributes to our APJ segment.
Cost of Revenue and Gross Profit
Our cost of revenue expenses include compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our recurring revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under, “—Factors Affecting Our Performance—Implementation Cycle” and as a result of our near term plans to run dual technology platforms for several quarters as we commence the launch of Renew OnDemand while maintaining our existing technology platform.
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
Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products, including Renew OnDemand, our next-generation technology platform, and adding new features to our existing technology platform. In connection with the development and enhancements of our SaaS applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to increase on an absolute basis and as a percentage of revenue in the near term as we continue to invest in our Renew OnDemand platform.
General and Administrative. General and administrative expenses consist primarily of compensation for our executives, human resources, finance and legal functions, and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses. We expect that our general and administrative expenses will increase on an absolute basis to support our anticipated growth.
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
Income Tax Provision (Benefit)
We account for income taxes using an asset and liability method, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our subsidiaries’ assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
We evaluate the need for and amount of any valuation allowance for our deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of our deferred tax assets, we consider all available evidence, both positive and negative. In concluding on our evaluation, we place significant emphasis on guidance in ASC 740, which states that “[a] cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.”
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
For a description of our accounting practices relating to income taxes, see “-Critical Accounting Policies and Estimates-Income Taxes” below.

Results of Operations
The table below sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results presented below is not necessarily indicative of financial results to be achieved in future periods.

	Years Ended December 31,
	2013	2012	2011
Consolidated statement of operations data:	(in thousands)
Net revenue	$272,482	$243,703	$205,501
Cost of revenue	162,449	136,321	113,406
Gross profit	110,033	107,382	92,095
Operating expenses:
Sales and marketing	58,826	56,925	48,520
Research and development	23,855	19,255	13,073
General and administrative	44,913	41,135	33,647
Total operating expenses	127,594	117,315	95,240
Loss from operations	(17,561)	(9,933)	(3,145)
Other income (expense):
Interest expense	(3,754)	(236)	(503)
Other, net	(666)	(538)	(624)
Loss before income taxes	(21,981)	(10,707)	(4,272)
Income tax provision (benefit)	871	32,107	(19,383)
Net income (loss)	$(22,852)	$(42,814)	$15,111
Includes stock-based compensation of:
Cost of revenue	$3,303	$2,772	$1,877
Sales and marketing	9,831	8,146	4,456
Research and development	2,414	1,880	1,167
General and administrative	8,072	8,077	4,099
Total stock-based compensation	$23,620	$20,875	$11,599
The following table sets forth our operating results as a percentage of net revenue:

	Years Ended December 31,
	2013	2012	2011
	(as % of net revenue)
Net revenue	100%	100%	100%
Cost of revenue	60%	56%	55%
Gross profit	40%	44%	45%
Operating expenses:
Sales and marketing	22%	23%	24%
Research and development	9%	8%	6%
General and administrative	16%	17%	16%
Total operating expenses	47%	48%	46%
Loss from operations	(7)%	(4)%	(1)%
Years Ended—December 31, 2013 and 2012
Net Revenue

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Net revenue
NALA	$173,188	64%	$150,041	62%	$23,147	15%
EMEA	73,839	27%	66,902	27%	6,937	10%
APJ	25,455	9%	26,760	11%	(1,305)	(5)%
Total net revenue	$272,482	100%	$243,703	100%	$28,779	12%
Net revenue increased $28.8 million, or 12%, in 2013 compared to 2012. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers, as well as strong performance across our NALA and EMEA service sales centers in closing recurring revenue renewals. The increase in net revenue reflects revenue growth in NALA and EMEA, due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2012 and first half of 2013. These increases were partially offset in all regions due to customer attrition.
Cost of Revenue and Gross Profit

	Years Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenue	$162,449	$136,321	$26,128	19%
Included stock-based compensation of:	3,303	2,772	531	19%
Gross profit	110,033	107,382	2,651	2%
Gross profit percentage	40%	44%	(4)%
The 19% increase in our cost of revenue in 2013 compared to 2012, reflected an increase in the number of service sales personnel, primarily in NALA and APJ, as we pursue new sales initiatives and professional services personnel associated with implementation of our Renew OnDemand application suite for our customers resulting in a $17.6 million increase in compensation and a $8.3 million increase in allocated costs for facilities, including incremental facility costs related to expansion of facilities in NALA and APJ, and greater allocations for information technology and depreciation, partially offset by decrease in travel expenses of $1.8 million. Gross profit in 2013 was adversely impacted by the increased expenditures for professional services and our staff operations costs, as well as the shift in some of these expenses from research and development to cost of revenue, as we moved from the products being in development to having deployed customers on Renew OnDemand as well as slower ramp of some of our larger new engagements and due to staffing and technology costs associated with the deployment of our cloud applications. For the next several quarters, we expect that our spending will reflect increased amounts to support our legacy recurring revenue intelligence platform in addition to our Renew OnDemand application suite as well as increased spending on deployments of our cloud applications.
Operating Expenses

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Operating expenses:
Sales and marketing	$58,826	22%	$56,925	23%	$1,901	3%
Research and development	23,855	9%	19,255	8%	4,600	24%
General and administrative	44,913	16%	41,135	17%	3,778	9%
Total operating expenses	$127,594	47%	$117,315	48%	$10,279	9%
Includes stock-based compensation of:
Sales and marketing	$9,831		$8,146		$1,685
Research and development	2,414		1,880		534
General and administrative	8,072		8,077		(5)
Total stock-based compensation	$20,317		$18,103		$2,214
Sales and marketing expenses
The 3% increase in sales and marketing expenses in 2013 reflected higher stock-based compensation and an increase in the number of sales and marketing personnel, primarily in NALA and EMEA resulting in a $3.4 million increase in compensation. The increase in headcount reflected our investment in sales and marketing resources aimed at expanding our customer base. The increase was partially offset by lower marketing expenses of $1.2 million as a result of lower spending on brand development initiatives and lower travel and entertainment expenses of $0.7 million. We expect sales and marketing expenses to increase in 2014 as we sustain our investments in sales and marketing to reposition us and enhance our market presence.
Research and development expenses
The 24% increase in research and development expense in 2013 was primarily due to the fact that no capitalization of labor and third party costs for development of internal-use software took place in the year compared to $6.1 million capitalized costs in 2012, offset by lower expenses due to transition of configuration engineers from R&D to professional services as these individuals focus more on revenue generating activities. In 2012, we were capitalizing the development costs associated with Renew OnDemand which was released to customers in the fourth quarter of 2012. The research and development costs incurred in 2013 on Renew OnDemand have been focused supporting product functionality and robustness. We expect research and development spending to increase on an absolute basis and as a percentage of revenue in the near term as we continue to build out and grow our technology subscription business and hire engineers in product management and R&D to develop and expand our product footprint. We do not expect that future capitalization of internal-use software costs to be significant.
General and administrative expenses
The 9% increase in general and administrative expense in 2013 compared to 2012 reflected a $2.5 million increase in compensation due to hiring and investments in our IT infrastructure to support our global operations partially offset by lower allocations of information technology costs and depreciation.
We anticipate increased spending in 2014 for general and administrative functions to support the overall growth anticipated in our operations.
Other Expense, Net

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$(3,754)	(1)%	$(236)	—%	$(3,518)	1,491%
Other, net	$(666)	—%	$(538)	—%	$(128)	24%

Interest expense for 2013 increased by $3.5 million as compared to 2012 due to accretion of debt discount and the amortization of debt issuance costs of $2.8 million and interest expense of $0.9 million for the convertible notes issued in August 2013.
Income Tax Provision

	Years Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Income tax provision	$871	$32,107	$(31,236)	(97)%

In 2013, income tax expense of $0.9 million was recorded. This amount primarily represents taxes in domestic and foreign jurisdictions where we have profitable operations, including certain U.S. states, offset by benefits from state tax credits. No benefit was provided for losses incurred in U.S. and Singapore, because these losses are offset by a full valuation allowance. In December 2013, our Malaysia subsidiary was granted a ten year tax holiday as an Operational Headquarters (OHQ), commencing January 1, 2014. The 2013 tax provision includes a benefit of $0.2 million resulting from a revaluation of previously recorded Malaysia deferred tax liabilities as a result of the OHQ tax holiday.
During the second quarter of 2012, a valuation allowance against our U.S. deferred tax assets was recorded in the amount of $31.8 million as the cumulative losses for the most recent three years, as well as the U.S. losses in the first half of 2012, represented significant negative evidence for us to conclude that a valuation allowance was required. Accordingly, the computation of the effective tax rate does not include U.S. losses, nor does it include losses incurred by our Singapore subsidiary, which are offset by a full valuation allowance. The 2012 tax provisions also reflects tax expense in jurisdictions where we report taxable profits.
Years Ended—December 31, 2012 and 2011
Net Revenue

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Net revenue
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
Cost of Revenue and Gross Profit

	Years Ended December 31,			% Change
	2012	2011	Change
	(in thousands)
Cost of revenue	$136,321	$113,406	$22,915	20%
Included stock-based compensation of:	2,772	1,877	895	48%
Gross profit	107,382	92,095	15,287	17%
Gross profit percentage	44%	45%	(1)%
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
Operating Expenses

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Operating expenses:
Sales and marketing	$56,925	23%	$48,520	24%	$8,405	17%
Research and development	19,255	8%	13,073	6%	6,182	47%
General and administrative	41,135	17%	33,647	16%	7,488	22%
Total operating expenses	$117,315	48%	$95,240	46%	$22,075	23%
Includes stock-based compensation of:
Sales and marketing	$8,146		$4,456		$3,690
Research and development	1,880		1,167		713
General and administrative	8,077		4,099		3,978
Total stock-based compensation	$18,103		$9,722		$8,381
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
Other Expense, Net

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$(236)	—%	$(503)	—%	$267	(53)%
Other, net	$(538)	—%	$(624)	—%	$86	(14)%
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
Income Tax Provision (Benefit)

	Years Ended December 31,			% Change
	2012	2011	Change
	(in thousands)
Income tax (benefit) provision	$32,107	$(19,383)	$51,490	*

*	Not meaningful.
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

Liquidity and Capital Resources

At December 31, 2013, we had cash, cash equivalents and short-term investments of $275.1 million, which primarily consisted of cash, money market accounts, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. In addition, at December 31, 2013, we had cash and cash equivalents of $3.1 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and our current plans do not require us to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S. and have access to external funding under our credit agreement.

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

In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the "Notes") and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless earlier converted. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.1 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes are classified as a non-current liability on our consolidated balance sheet as of December 31, 2013

Credit Facility
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
Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash (used in) provided by operating activities	$15,675	$10,502	$(11,231)
Net cash used in investing activities	(82,472)	(10,889)	(57,542)
Net cash provided by financing activities	159,765	11,092	112,181
Net increase in cash and cash equivalents, net of impact of foreign exchanges on cash and cash equivalents	$93,564	$10,585	$43,331
Operating Activities
In 2013, net cash provided by operating activities was $15.7 million. Our net loss during the period was $22.9 million, adjusted by non-cash charges of $11.7 million for depreciation and amortization, $23.6 million for stock-based compensation and $2.8 million of amortization of debt discount and issuance costs. Cash provided for operations resulted from changes in our working capital, including a $3.8 million increase in accrued compensation and benefits, a $3.6 million increase in accrued liabilities and other, and a $0.5 million increase in accounts payable. Uses of cash were related to a $7.5 million increase in accounts receivable and a $1.3 million increase in prepaid expenses. Our working capital management, particularly around accounts receivable and accrued compensation and benefits, contributed to an improvements in our net cash flows from operations in 2013.
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
Investing Activities
In 2013 cash used for investing activities was principally to purchase of short-term investments, net sales and maturities of $72.7 million, and to a lesser extent for purchases of property and equipment of $5.3 million and as investments of $4.5 million in a privately held company.
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
Financing Activities
Cash provided by financing activities was $159.8 million during 2013 and comprised primarily from proceeds from issuance of convertible notes of $145.1 million, issuance of warrants of $21.8 million, and option exercises and the purchase of common stock under our employee stock purchase plan of $25.0 million. These proceeds were partially offset by our payment of $31.4 million for the convertible note hedges.

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
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes

Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and computer equipment, and purchase commitments and unrecognized tax benefits during our normal course of business.
At December 31, 2013, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$657	$270	$237	$150	$—
Operating lease obligations	38,284	8,428	15,280	10,109	4,467
Purchase obligations	5,439	3,188	2,251	—	—
	$44,380	$11,886	$17,768	$10,259	$4,467
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms, including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of December 31, 2013, our liability for unrecognized tax benefits was $0.1 million. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.

Critical Accounting Policies and Estimates
Revenue Recognition
Our revenue is derived primarily from recurring revenue management. Other revenues which have not been significant, include subscriptions to our cloud applications and professional services

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Customer contracts are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Upon customer acceptance and when we have no significant remaining obligations.

•
The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the selling price is subject to refund or adjustment.

•
Collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Recurring Revenue Management
Revenue from recurring revenue management consists of fees earned from the sales of services contracts on behalf of our customers or assisting our customers in their sales process. Our contract obligations include administering and managing the sales and/or renewal process for our customer’s service contracts, providing adequately trained staff, reporting, and holding periodic business reviews with our customers. Under our contracts, customers are obligated to provide us with a detailed listing of sales prospects, access to their databases or management systems, and sales and marketing materials. Our fees are generally calculated as a fixed percentage of the overall sales value associated with the successful renewal of service contracts sold on behalf of our customers. In addition, many of our customer contracts include performance-based fees determined by the achievement of specified performance metrics. Our recurring revenue management contracts typically entitle us to additional fees and adjustments resulting from instances where our customers fail to provide us with a specified minimum value of contract renewals or they fail to provide contract renewal data within the time frames specified in our contract. We also receive termination fees in the event a customer cancels a contract without cause prior to its terminations date. Our recurring revenue management contracts can also be cancelled by our customers without a termination fee if we fail to achieve certain performance levels.
Our fees from recurring revenue management services are recognized on a net basis since we act as an agent on behalf of our customers. We do not perform the underlying maintenance services; determine pricing, terms or scope of services to our customer’s end users. Performance incentive fees and early termination fees are recorded in the period when the performance criteria have been met.
Subscriptions and Professional Services
Subscription revenue is comprised of subscriptions fees to access our cloud based applications, and professional services is generated from implementation and project based services. Subscription revenue is recognized ratably over the contract term, commencing when our cloud applications are made available to our customers. Our subscription service arrangements are generally non-cancelable and do not contain refund-type provisions. Professional services are deemed delivered and revenue recognized upon the successful completion of implementation projects or when project milestones have been achieved and accepted by the customer.
Multiple-Deliverable Arrangements
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
According to the accounting guidance prescribed in Accounting Standards Codification (ASC) 605, Revenue Recognition, selling prices for each deliverable is determined based on the selling price hierarchy of vendor-specific objective evidence (VSOE), third-party evidence (TPE), and best estimated selling price (BESP). We have not been able to establish VSOE for our deliverables due to the customer-specific nature of our products and services. Also, we have not been able to reliably determine the stand-alone selling prices of competitor’s products and services, and as a result, we cannot rely on TPE for our deliverables. Therefore, we utilize estimates of BESP to determine the selling prices of our deliverables. BESP is determined through consultation with management, taking into consideration our marketing and pricing strategies. As these strategies evolve, we may modify our pricing practices in the future, which could result in changes in the estimates used to estimate BESP which could change the allocation of revenue for our multiple element arrangements.
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
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets on a jurisdictional basis to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Examples of positive and negative evidence include future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law and prudent and feasible tax planning strategies. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.
We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. We record an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. We recognize interest accrued and penalties related to unrecognized tax benefits in the income tax provision. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
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
We performed a sensitivity analysis of our foreign currency exposure at December 31, 2013 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. A 10% appreciation or depreciation for all currencies against the U.S. dollar at December 31, 2013 would not have had a material impact on our results of operations or our cash flows.
Interest Rate Risk

At December 31, 2013, we had cash and cash equivalents of $170.1 million and short-term investments of $105.0 million, which primarily consisted of corporate bonds, agency securities, asset-backed securities and U.S. treasury. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits

As of December 31, 2013, we had $150.0 million aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $0.7 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.
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
ServiceSource International, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ServiceSource International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’/members’ equity and cash flows present fairly, in all material respects, the financial position of ServiceSource International, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 7, 2014

ServiceSource International, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$170,132	$76,568
Short-term investments	105,001	32,874
Accounts receivable, net	73,113	65,238
Deferred income taxes	412	389
Prepaid expenses and other	6,295	5,178
Total current assets	354,953	180,247
Property and equipment, net	27,998	34,513
Deferred income taxes, net of current portion	2,035	2,321
Other assets, net	8,626	1,057
Goodwill	6,334	6,334
Total assets	$399,946	$224,472

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,610	$3,293
Accrued taxes	1,134	1,056
Accrued compensation and benefits	19,610	15,738
Other accrued liabilities	15,144	10,403
Obligations under capital leases	270	326
Total current liabilities	39,768	30,816
Obligations under capital leases, net of current portion	387	638
Convertible notes, net	113,915	—
Other long-term liabilities	5,179	6,091
Total liabilities	159,249	37,545
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized, 82,086 shares issued and 81,965 shares outstanding as of December 31, 2013; 75,758 shares issued and 75,637 shares outstanding at December 31, 2012	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	286,526	210,650
Accumulated deficit	(46,250)	(23,398)
Accumulated other comprehensive income	854	108
Total stockholders’ equity	240,697	186,927
Total liabilities and stockholders’ equity	$399,946	$224,472
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net revenue	$272,482	$243,703	$205,501
Cost of revenue	162,449	136,321	113,406
Gross profit	110,033	107,382	92,095
Operating expenses:
Sales and marketing	58,826	56,925	48,520
Research and development	23,855	19,255	13,073
General and administrative	44,913	41,135	33,647
Total operating expenses	127,594	117,315	95,240
Loss from operations	(17,561)	(9,933)	(3,145)
Other income (expense):
Interest expense	(3,754)	(236)	(503)
Other, net	(666)	(538)	(624)
Loss before income taxes	(21,981)	(10,707)	(4,272)
Income tax provision (benefit)	871	32,107	(19,383)
Net income (loss)	$(22,852)	$(42,814)	$15,111
Net income (loss) per common share:
Basic	(0.29)	$(0.58)	$0.23
Diluted	$(0.29)	$(0.58)	$0.21
Weighted-average shares used in computing net income (loss) per common share:
Basic	78,408	74,270	66,656
Diluted	78,408	74,270	73,585
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(22,852)	$(42,814)	$15,111
Other comprehensive income:
Foreign currency translation adjustments	579	(110)	65
Unrealized gain (loss) on short-term investments, net of tax	167	(20)	9
Total other comprehensive income (loss), net of tax	746	(130)	74
Total comprehensive income (loss), net of tax	$(22,106)	$(42,944)	$15,185
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders’/Members’ Equity
(In thousands)

	Common Shares		Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2011	57,627	$34,161	—	$—	(121)	$(441)	$—	$—	$164	$33,884
Conversion to corporation	(57,760)	(32,573)	57,760	6	—	—	40,684	—	—	8,117
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,209	—	—	9,791	1	—	—	87,701	—	—	87,702
Issuance of common stock in connection with follow-on offering, net of issuance costs of $1,055	—	—	1,372	—	—	—	22,956	—	—	22,956
Issuance of common stock from exercise of stock options and employee stock purchase plan	133	476	3,765	—	—	—	14,569	—	—	15,045
Stock-based compensation	—	2,241	—	—	—	—	9,358	—	—	11,599
Income tax benefit from stock-based compensation	—	—	—	—	—	—	2,528	—	—	2,528
Comprehensive income:
Net income	—	(4,305)	—	—	—	—	—	19,416	—	15,111
Other comprehensive income	—	—	—	—	—	—	—	—	74	74
Total comprehensive income										15,185
Balances at January 1, 2012	—	—	72,688	$7	(121)	(441)	177,796	19,416	238	197,016
Issuance of common stock from exercise of stock options, vesting of RSU’s and employee stock purchase plan	—	—	2,570	1	—	—	10,483	—	—	10,484
Stock-based compensation	—	—	—	—	—	—	20,883	—	—	20,883
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1,488	—	—	1,488
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(42,814)	—	(42,814)
Other comprehensive loss	—	—	—	—	—	—	—	—	(130)	(130)
Total comprehensive loss										(42,944)
Balances at January 1, 2013	—	—	75,258	8	(121)	(441)	210,650	(23,398)	108	186,927
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	5,887	—	—	—	24,976	—	—	24,976
Vested restricted stock units converted to shares	—	—	514	—	—	—	—	—	—	—
Equity component of the convertible notes issuance, net	—	—	—	—	—	—	37,297	—	—	37,297
Sale of warrants	—	—	—	—	—	—	21,763	—	—	21,763
Purchase of convertible note hedges	—	—	—	—	—	—	(31,408)	—	—	(31,408)
Stock-based compensation	—	—	—	—	—	—	23,608	—	—	23,608
Income tax deficiency from stock-based compensation	—	—	—	—	—	—	(360)	—	—	(360)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(22,852)	—	(22,852)
Other comprehensive gain	—	—	—	—	—	—	—	—	746	746
Total comprehensive loss										(22,106)
Balances at December 31, 2013	—	$—	81,659	$8	(121)	$(441)	$286,526	$(46,250)	$854	$240,697
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(22,852)	$(42,814)	$15,111
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,652	10,003	9,372
Amortization of debt discount and issuance costs	2,761	149	351
Amortization of premium on short-term investments	750	591	276
Deferred income taxes	217	31,340	(19,259)
Stock-based compensation	23,620	20,883	11,599
Tax benefit (deficit) from stock-based compensation	360	(1,488)	(2,835)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,470)	(10,906)	(4,972)
Prepaid expenses and other	(1,305)	3,819	(3,164)
Accounts payable	521	(2,473)	2,235
Accrued taxes	71	115	2,064
Accrued compensation and benefits	3,772	(6,239)	6,617
Accrued liabilities and other	3,578	7,522	(28,626)
Net cash (used in) provided by operating activities	15,675	10,502	(11,231)
Cash flows from investing activities
Acquisition of property and equipment	(5,261)	(20,353)	(14,050)
Investment in privately held company	(4,500)	—	—
Purchases of short-term investments	(89,747)	(64,002)	(53,795)
Sales of short-term investments	14,436	52,051	2,113
Maturities of short-term investments	2,600	21,415	8,190
Net cash used in investing activities	(82,472)	(10,889)	(57,542)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net	145,133	—	—
Payments of convertible note hedges	(31,408)	—	—
Proceeds from the issuance of warrants	21,763	—	—
Net proceeds from issuance of common stock in initial public offering and follow-on offering.	—	—	110,753
Repayment of long-term debt and capital lease obligations	(329)	(710)	(16,252)
Payment of issuance costs for credit facility	—	(141)	(200)
Proceeds from common stock issuances	24,966	10,455	15,045
Tax benefit (deficit) from stock-based compensation	(360)	1,488	2,835
Net cash provided by financing activities	159,765	11,092	112,181
Net increase in cash and cash equivalents	92,968	10,705	43,408
Effect of exchange rate changes on cash and cash equivalents	596	(120)	(77)
Cash and cash equivalents at beginning of period	76,568	65,983	22,652
Cash and cash equivalents at end of period	$170,132	$76,568	$65,983
Supplemental disclosure of cash flow information
Cash paid for interest	$125	$132	$518
Income taxes (refunded) paid, net	1,168	(3,987)	2,459
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment under capital leases	—	—	271
Acquisition of property and equipment through accounts payable and accrued liabilities	34	314	1,570
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
ServiceSource is a global leader in recurring revenue management, partnering with technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. The Company delivers these results via a cloud-based solution, with dedicated service teams, leveraging benchmarks and best practices derived from their rich database of service and renewal behavior. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service-contract renewals process, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its customers based on renewal sales that the Company generates on their behalf under a pay-for-performance model. In addition, the Company also offers a purpose-built cloud application to maximize the renewal of subscriptions, maintenance and support contracts and receives subscription fees from its customers for the SaaS product. The Company’s corporate headquarters is located in San Francisco, California. The Company has additional offices in Colorado, Tennessee, the United Kingdom, Ireland, Malaysia, Singapore and Japan.

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
The Company’s significant accounting judgments and estimates include, but are not limited to: revenue recognition; the valuation and recognition of stock-based compensation, recognition and measurement of current and deferred income tax assets and liabilities and uncertain tax positions and the provision for bad debts.
The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. Actual results may differ from these estimates, and these differences may be material.
Segments
The Company defines an operating segment on the same basis that it uses internally to evaluate performance. Management has determined that the Company has three operating segments, as it reports financial information across three geographic regions to its chief executive officer, who is the Company’s chief operating decision maker. The Company’s three operating and reportable segments are NALA (North America and Latin America), EMEA (Europe, Middle East and Africa) and APJ (Asia Pacific-Japan). The Company's three operating segments are also its three reporting units.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments, accounts receivable and the Note Hedges (Note 9). The Company is also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates.
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
The following table summarizes net revenue and accounts receivable from customers, in excess of 10% of total net revenue and accounts receivable, respectively, including the related geographic segments as discussed in Note 14.

	Revenue			Accounts Receivable
	Years Ended December 31,			December 31,
	2013	2012	2011	2013	2012
VMware, Inc (NALA, EMEA and APJ)	14%	13%	12%	14%	14%
Fair Value of Financial Instruments
The carrying amounts of certain financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued payables and other accrued liabilities approximates fair value due to their short-term nature.
Foreign Currency Translation and Remeasurement
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Net revenue and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive income (loss). For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gains and losses are reported in the accompanying consolidated statements of operations. Foreign currency transaction losses of $(1.0) million, $(0.4) million and $(0.7) million, were included in other (expense) income, net during 2013, 2012 and 2011, respectively.
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
The following are changes in the allowance for doubtful accounts during 2013, 2012 and 2011 (in thousands):

	December 31,
	2013	2012	2011
Balance, beginning of year	$253	$32	$—
Charged to expense	123	221	32
Recoveries	(248)	—	—
Balance, end of year	$128	$253	$32
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

Asset retirement obligations as of December 31, 2011	$596
Additions	128
Accretion expense	28
Asset retirement obligations as of December 31, 2012	752
Lease settlement	(365)
Additions	366
Accretion expense	25
Asset retirement obligations as of December 31, 2013	$778
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
To assess if goodwill is impaired a qualitative assessment is first performed to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, the Company considers it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed. This includes a screening for impairment and, in a second step, the measuring of such impairment. The goodwill impairment test is generally performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise). The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. The entire goodwill balance is attributed to the NALA reporting unit. Based on the Company’s results of its qualitative test for goodwill impairment, as of December 31, 2013, it believes that it is more-likely-than-not that the fair value of the NALA reporting unit is greater than its respective carrying value. There was no impairment of goodwill identified during 2013, 2012 and 2011.

Senior Convertible Notes

In accounting for the senior convertible notes (the “Notes”) at issuance, the Company separated the Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible, including internal-use software and tangible assets. Acquired intangible assets with definite useful lives are amortized over their useful lives on a straight line basis which represents the pattern in which the Company derives benefit from the asset. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.
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
Deferred Debt Issuance Costs
The Company defers debt issuance costs, which primarily consists of the debt discount on the convertible debt and issuance costs related to the convertible debt. Such costs primarily relates to convertible notes (Note 9) and is amortized using the effective interest method over the term of the convertible debt. The amortization of deferred debt issuance costs is recorded as interest expense. Unamortized deferred debt issuance costs were $39.5 million at December 31, 2013 and $0.1 million as of December 31, 2012. Amortization of deferred debt issuance costs was $2.8 million in 2013, $0.1 million in 2012 and $0.2 million in 2011, respectively. Estimated future amortization of deferred debt issuance costs expense will approximate $7.4 million in 2014 and $8.0 million in 2015 and $8.7 million in 2016.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses recorded as an element of equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on available-for-sale securities. The Company has disclosed accumulated comprehensive other income (loss) as a separate component of stockholders' equity.
Revenue Recognition
The Company’s revenue is derived primary from recurring revenue management. Other revenues which have not been significant, include subscriptions to the Company’s cloud applications and professional services
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured from customers and no significant obligations remain unfulfilled by the Company.
Recurring Revenue Management
Revenue from recurring revenue management consists of fees earned from the sales of services contracts on behalf of the Company’s customers or assisting in their sales process. The Company’s contract obligations include administering and managing the sales and/or renewal processes for customer contracts; providing adequately trained staff; reporting; and holding periodic business reviews with customers. Customer obligations include providing a detailed listing of sales prospects, access to their databases or systems and sales or marketing materials. Fees are generally based on a fixed percentage of the overall sales value associated with the service contracts. However some customer contracts include performance-based fees determined by the achievement of specified performance metrics. Recurring revenue management contracts entitle the Company to additional fees and adjustments which are invoked in various circumstances including a customer’s failure to provide the

Company with a specified minimum value of sales prospects, untimely delivery of customer sales prospect data or other obligations inhibiting the Company’s ability to perform its obligations. In addition, many customer contracts contain early termination fees.
Recurring revenue management services are deemed delivered when customers accept purchased orders from their sales prospects (the end customer) and no significant post-delivery obligations remain for the Company. Fees from recurring revenue management services are recognized on a net basis since the Company acts as an agent on behalf of its customers. The Company does not provide the services being renewed by the end customers, nor does it determine pricing, terms or scope of services to the end customers. Performance incentive fees and early termination fees are recorded in the period when either the performance criteria have been met or a triggering event has occurred.

Subscriptions
Subscription revenue is comprised of subscriptions fees to access the Company’s cloud based applications. Subscription revenue is recognized ratably over the contract term, generally over a period of one to three years, commencing when the cloud applications are made available. The Company's subscription service arrangements are generally non-cancelable and do not contain refund-type provisions.
Professional Services
Professional services revenue is generated from implementation services. Professional services are deemed delivered upon the successful completion of implementation projects or when project milestones have been achieved and accepted by the customer.
Multiple Element Arrangements
The Company enters into multiple element arrangements when customers utilize a combination of recurring revenue management services, subscriptions and professional services. Deliverables are separated at the inception of the arrangement if each deliverable has stand-alone value to the customer. The Company believes that it has stand-alone value for professional services. Arrangement consideration is allocated based on the relative selling prices of each deliverable. However, most fees earned from recurring revenue management services are contingent in nature as the fees earned by the Company are based on performance against the specific terms of each contract. Therefore, contingent fees from revenue management services are excluded from the allocation of relative selling prices at inception of multiple element arrangements.
Selling prices for each deliverable is determined based on the selling price hierarchy of vendor-specific objective evidence (VSOE), third-party evidence (TPE), and best estimated selling price (BESP). Generally, the Company has not been able to establish VSOE for its deliverables as the items have not been sold separately. The Company has not been able to reliably determine the stand-alone selling prices of competitors’ products and services, and therefore cannot rely on TPE for its deliverables. Therefore, the Company utilizes BESP to determine the selling prices of its deliverables. The objective of BESP is to determine the price at which the Company would price a product or service if it were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold separately or for new offerings including Renew OnDemand. BESP is determined by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval with management, taking into consideration the Company’s marketing strategy. As these marketing strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to selling prices.
Once arrangement consideration is allocated to the various deliverables in a multiple element arrangement, revenue is recognized when all other revenue recognition criteria has been achieved.
Advertising Costs
Advertising is expensed as incurred as a component of sales and marketing expenses on the consolidated statement of operations. Advertising expense was $0.1 million during 2013, $1.1 million during 2012 and $0.6 million during 2011.

Income Taxes
The Company accounts for income taxes using an asset and liability method, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our taxable subsidiaries’ assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision.
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

3. Net Income (Loss) Per Common Share
The basic and diluted net income (loss) per share calculations are presented below (in thousands, except for per share amounts):

	Years Ended December 31,
	2013	2012	2011
Basic net income (loss) per common share
Net income (loss)	$(22,852)	$(42,814)	$15,111
Weighted-average common shares outstanding	78,408	74,270	66,656
Basic net income (loss) per share	$(0.29)	$(0.58)	$0.23

	Years Ended December 31,
	2013	2012	2011
Diluted net income (loss) per common share
Net income (loss) used to determine diluted earnings per common shares	$(22,852)	$(42,814)	$15,111
Weighted-average common shares outstanding used in basic calculation	78,408	74,270	66,656
Adjustment for dilutive potential shares	—	—	6,929
Weighted-average common shares for diluted net income (loss) per share	78,408	74,270	73,585
Diluted net income (loss) per share	$(0.29)	$(0.58)	$0.21
Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect of 2.0 million, 4.1 million and 0.8 million shares for the years ended December 31, 2013, 2012 and 2011, respectively.

4. Cash, cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. The Company has cash and cash equivalents held on its behalf by a third party of $0.5 million and $0.8 million as of December 31, 2013 and 2012 respectively. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the years ended December 31, 2013 and 2012 were insignificant.

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2013 and 2012 (in thousands):

December 31, 2013

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$169,968	$—	$—	$169,968
Cash equivalents:
Money market mutual funds	164	—	—	164
Total cash and cash equivalents	170,132	—	—	170,132
Short-term investments:
Corporate bonds	40,503	90	(10)	40,583
U.S. agency securities	31,720	40	(13)	31,747
Asset-backed securities	15,880	14	(12)	15,882
U.S. Treasury securities	16,742	50	(3)	16,789
Total short-term investments	104,845	194	(38)	105,001
Cash, cash equivalents and short-term investments	$274,977	$194	$(38)	$275,133

December 31, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$59,568	$—	$—	$59,568
Cash equivalents:
Money market mutual funds	17,000	—	—	17,000
Total cash and cash equivalents	76,568	—	—	76,568
Short-term investments:
Corporate bonds	13,389	2	(14)	13,377
U.S. agency securities	11,280	4	(1)	11,283
Asset-backed securities	4,670	1	(5)	4,666
U.S. Treasury securities	3,546	2	—	3,548
Total short-term investments	32,885	9	(20)	32,874
Cash, cash equivalents and short-term investments	$109,453	$9	$(20)	$109,442
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of December 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$10,168	$10,174
Due in 1 to 5 years	94,677	94,827
Total	$104,845	$105,001
As of December 31, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.

5. Fair value of financial instruments

The Company measures certain financial instruments at fair value on a recurring basis. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities.

•
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

•Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

All of the Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2.

The following table presents information about the Company’s financial instruments that are measured at fair value as of December 31, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$164	$164	$—
Total cash equivalents	164	164	—
Short-term investments:
Corporate bonds	40,583	—	40,583
U.S. agency securities	31,747	—	31,747
Asset-backed securities	15,882	—	15,882
U.S. Treasury securities	16,789	—	16,789
Total short-term investments	105,001	—	105,001
Cash equivalents and short-term investments	$105,165	$164	$105,001

The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of December 31, 2013 (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in privately held company	$4,500	$—	$—	$4,500

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

The convertible notes issued by the Company in August 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of December 31, 2013 was $141.2 million. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

The Company did not have any financial instruments measured at fair value or any long-term debt as of December 31, 2012.

6. Property and Equipment, Net
Property and equipment balances were comprised of the following (in thousands):

	December 31,
	2013	2012
Computers and equipment	$14,675	$14,733
Software	34,467	32,982
Leasehold improvements	11,493	10,801
Furniture and fixtures	9,078	8,555
	69,713	67,071
Less: accumulated depreciation and amortization	(41,715)	(32,558)
	27,998	34,513

Depreciation and amortization expense during the year ended December 31, 2013, December 31, 2012 and December 31, 2011, was $11.7 million, $10.0 million and $9.4 million, respectively.

Total property and equipment assets under capital lease at December 31, 2013 and December 31, 2012, was $3.2 million and $3.2 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $2.6 million and $2.1 million, respectively.

The Company capitalized costs of $0, $6.2 million and $6.0 million, during 2013, 2012 and 2011, respectively, related to internal-use software. As of December 31, 2013 and 2012, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $9.3 million and $13.6 million, respectively. Amortization of capitalized costs related to internal-use software was $4.4 million, $3.0 million and $3.9 million during 2013, 2012 and 2011, respectively.

7. Other Accrued Liabilities
Other current accrued liabilities balances were comprised of the following (in thousands):

	December 31,
	2013	2012
Deferred revenue	$5,905	$2,295
Accrued professional fee	2,527	3,664
Deferred rent obligations	834	986
Other employee related	374	323
ESPP contributions	892	1,059
Accrued other	4,612	2,076
	15,144	10,403

8. Credit Facility and Capital Leases
Revolving Credit Facility

Effective June 29, 2012, the Company terminated a $20.0 million credit facility. At the time of the termination, no borrowings were outstanding other than a letter of credit in the face amount of $850,000.

Then, on July 5, 2012, the Company, entered into a three-year credit agreement which provides for a secured revolving line of credit based on eligible accounts receivable of up to $25.0 million on and before July 5, 2013 and up to $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. On June 18, 2013, the Company elected to maintain the revolving commitment at $25.0 million rather than have it increase to $30.0 million on July 5, 2013. Proceeds available under the credit agreement may be used for working capital and other general corporate purposes. The Company may prepay borrowing under the agreement in whole or in part at any time without premium or penalty. The Company may terminate the commitments under the credit agreement in whole at any time, and may reduce the commitments by up to $10.0 million between July 1, 2013 and June 30, 2014. On June 30, 2013, the Company amended the credit agreement to reduce the quarterly commitment fee, payable in arrears, based on the available commitments from the existing 0.45% rate to 0.30%.

On August 6, 2013, the Company entered into a second amendment ("Amendment No. 2") to the credit agreement. Amendment No. 2, among other things, allowed the Company to issue certain unsecured convertible notes and enter into related agreements.

Amounts outstanding on the facility at December 31, 2013 consisted of a letter of credit for $575,000 required under an operating lease agreement for office space at the Company’s San Francisco headquarters. The loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. The Company is also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.30%. At December 31, 2013, the interest rate for borrowings under the facility was 2.2%.

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
Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for capital lease agreements were 2.6%, 2.5% and 3.6% at December 31, 2013, 2012 and 2011, respectively.
The future contractual maturities of capital lease obligations as of December 31, 2013 are as follows (in thousands):

Years Ending
2014	$270
2015	77
2016	79
2017	81
2018	84
Thereafter	66
Total	$657

9. Convertible Notes
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
The net carrying amount of the liability component of the Notes as of December 31, 2013 consists of the following (in thousands):

Principal amount	$150,000
Unamortized debt discount	(36,085)
Net carrying amount	$113,915
The following table presents the interest expense recognized related to the Notes for the three months ended December 31, 2013 (in thousands):

Contractual interest expense at 1.5% per annum	$563
Amortization of debt issuance costs	153
Accretion of debt discount	1,641
Total	$2,357
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

10. Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense during 2013, 2012 and 2011 was $8.6 million, $8.5 million and $6.5 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of December 31, 2013 were as follows (in thousands):

Fiscal Year
2014	$8,428
2015	6,362
2016	4,600
2017	4,318
2018	3,756
Thereafter	10,820
Total	$38,284

Purchase Orders
The Company had $5.4 million in non-cancelable purchase commitments with our suppliers as of December 31, 2013.

Litigation

Bionet Systems, LLC, et al. v. Scout Analytics, Inc., et al., in Superior Court, King County, Washington State
On January 10, 2014, certain now-former holders of Scout Analytics, Inc. (“Scout”) capital stock filed a lawsuit against Scout and some of its directors and their employers regarding the then-pending acquisition of Scout by the Company. The plaintiffs have asserted claims against all defendants for breach of fiduciary duty, minority shareholder oppression, corporate waste, injunctive relief and unjust enrichment.  In their complaint, the plaintiffs seek damages and payment of their attorneys’ fees and costs.
The costs of such litigation are expected to be covered by Scout’s insurance and/or from the escrow amounts held back from the merger consideration paid for Scout and the other indemnification obligations of the former Scout holders of capital stock.
The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to any currently pending or threatened litigation or claims is remote, not reasonable possibly or not probable of loss and would not materially affect its consolidated financial position, results of operations or cash flows

11. Stockholders’ Equity
Stock Option Plans
The Company maintains the following stock plans: the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2011 Employee Stock Purchase Plan. The Company’s board of directors, by delegation to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options, restricted stock units or restricted stock awards may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant
Under the 2011 Plan, options granted are generally subject to a four-year vesting period whereby 25% of the options become vested after a one-year period and the remainder then vests monthly through the end of the vesting period. Vested options may be exercised up to ten years from the grant date, as defined in the 2011 Plan. Vested but unexercised options expire three months after termination of employment with the Company. The restricted stock units and awards typically vest over four years with annual vesting as to one-fourth of the grant on each anniversary date with vesting contingent upon employment with the Company.
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
Determining Fair Value of Stock Options
The estimated fair value of stock options and awards granted during 2013, 2012 and 2011, was approximately $29.3 million, $41.7 million and $27.1 million, respectively. The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the options, which is generally four years. Restricted stock vest over four years and upon vesting, entitles the holder to one share of common stock for each restricted stock and has an exercise price of $0.0001 per share, which is equal to the par value of the Company’s common stock. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.
The fair value of each grant of options during 2013, 2012 and 2011 was determined by the Company using the methods and assumptions discussed below. The Company stratifies its population of outstanding share options into two relatively homogeneous groups to estimate the expected term and forfeiture rate of options grants. Each of these inputs is subjective and generally requires significant judgment to determine.
Expected Term—The expected term represents the period that the Company’s share-based awards are expected to be outstanding. The Company calculated the expected term of share options using four data points: options exercised, options expired, options forfeited and options outstanding. The weighted-average of the four data points were used to calculate the expected term.
Expected Volatility—The expected volatility was based on the historical stock volatility of several of the Company’s self-designated publicly listed comparable companies over a period equal to the expected terms of the options, as the Company has limited trading history to use the volatility of its own common shares.
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
The weighted average Black-Scholes option-pricing model assumptions for years ended 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
Expected term (in years)	5.00	5.05	5.26
Expected volatility	43%	46%	50%
Risk-free interest rate	1.19%	0.76%	1.5%
Expected dividend yield	—%	—%	—%

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
The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes option-pricing model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected term (in years)	0.5 -1.0	0.50	0.39-0.50
Expected volatility	27%	45%	36%-45%
Risk-free interest rate	0.13%-0.17%	0.14%	0.18%-0.07%
Expected dividend yield	—%	—%	—%
The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. As of December 31, 2013, 686,957 shares had been issued under the ESPP and 1,695,089 shares were available for future issuance.
Stock Awards Issued to Non Employees
During 2011, the Company granted stock options to purchase 10,000 common shares, to non employees for professional services at exercise prices of $6.20 per share. There were no stock awards issued to non employees in 2013 and 2012. Stock-based compensation expense related to options granted to non employees was $0.1 million during 2011.
Option and RSU activity under the Option Plans for 2013, 2012 and 2011 was as follows (shares and aggregate intrinsic value in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding—January 1, 2011	2,872	17,723	$4.32	—
Additional shares reserved under the 2011 Equity Incentive Plan	5,760	—	—	—
Granted	(2,996)	2,186	13.44	810
Exercised	—	(3,808)	3.75	—
Forfeited	774	(766)	5.58	(8)
Outstanding—December 31, 2011	6,410	15,335	5.70	802
Additional shares reserved under the 2011 Equity Incentive Plan	2,903	—	—	—
Granted	(6,523)	2,954	12.30	3,569
Options exercised/ Restricted stock released	—	(2,100)	3.84	(209)
Forfeited	1,234	(1,000)	9.57	(234)
Outstanding—December 31, 2012	4,024	15,189	6.98	3,928
Additional shares reserved under the 2011 equity incentive plan	3,025	—	—	—
Granted	(6,565)	3,023	7.43	3,542
Options exercised/ Restricted stock released	—	(5,147)	4.47	(920)
Canceled/Forfeited	5,271	(4,157)	12.77	(1,119)
Outstanding — December 31, 2013	5,755	8,908	5.89	5,431

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options vested and expected to vest—December 31, 2013	8,454	$5.80	6.16	$23,764
Options exercisable—December 31, 2013	5,440	4.98	4.96	19,082
Restricted stock expected to vest- December 31, 2013	4,159	—	1.59	34,856
The weighted-average grant date fair value of options granted during 2013, 2012 and 2011 was $3.18, $4.98 and $6.53, respectively. The weighted average grant date fair values of restricted stock units granted during 2013, 2012 and 2011 was $8.26, $11.69 and $15.92, respectively.
The aggregate intrinsic value of options exercised under the Option Plans was $23.9 million, $21.9 million and $42.2 million, in 2013, 2012 and 2011, respectively, determined as of the date of option exercise. The intrinsic value is calculated as the difference between the fair value of the common shares on the exercise date and the exercise price of the option shares. The total estimated fair value of share options vested in 2013, 2012 and 2011 was $15.9 million, $13.1 million and $11.4 million, respectively.
Stock-based compensation expense is based on applying estimated fair values determined at the grant date to those options granted in the year that are ultimately expected to vest. Accordingly, the fair values calculated on the total population of grants have been reduced for estimated forfeitures expected to occur in the future.
The table below summarizes stock-based compensation expense as allocated within the Company’s consolidated statements of operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$3,303	$2,772	$1,877
Sales and marketing	9,831	8,146	4,456
Research and development	2,414	1,880	1,167
General and administrative	8,072	8,077	4,099
Total stock-based compensation	$23,620	$20,875	$11,599
The following table summarizes information about stock options outstanding at December 31, 2013 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contract Life (in Years)	Weighted- Average Exercise Price per Share	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.20 to $1.49	90	1.90	$0.97	90	$0.97
$4.26	2,263	3.32	4.26	2,263	4.26
$4.60 to $5.10	1,804	6.37	4.74	1,524	4.69
$5.80 to $6.03	2,338	6.31	5.89	1,297	5.88
$6.20 to $17.98	2,413	9.16	8.45	266	9.84
	8,908	6.29	5.89	5,440	4.98
As of December 31, 2013 and 2012 there was $49.5 million and $55.6 million of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2011 Plan, which is expected to be recognized over a weighted-average period of 2.83 years and 2.49 years, respectively.

12. Employee Benefit Plan
The Company maintains a 401(k) defined contribution benefit plan that covers domestic employees who have attained 21 years of age and provide at least 20 hours of service per week. This plan allows U.S. employees to contribute up to 90% of their pre-tax salary in certain investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. During 2013, 2012 and 2011, the Company matched up to 50% of employee contributions up to an annual limit of $2,000. Matching contributions by the Company are fully vested upon completion of the first year of employment. Employer matching contributions, which may be discontinued at the Company’s discretion, amounted to $1.3 million, $1.1 million and $1.0 million, during 2013, 2012 and 2011, respectively.

13. Income Taxes
Loss from continuing operations before provision for (benefit from) income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(20,124)	$(10,381)	$(3,664)
International	(1,857)	(326)	(608)
Loss before provision for income taxes	$(21,981)	$(10,707)	$(4,272)

The income tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$(489)	$1,116
Foreign	501	1,112	424
State and local	153	144	98
Total current income tax provision	654	767	1,638
Deferred:
Federal	—	25,779	(16,756)
Foreign	(90)	76	56
State and local	307	5,485	(4,321)
Total deferred income tax provision (benefit)	217	31,340	(21,021)
Income tax provision (benefit)	$871	$32,107	$(19,383)
The following table provides a reconciliation of income taxes provided at the federal statutory rate of 34% to the income tax provision (benefit) (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S. income tax at federal statutory rate	$(7,464)	$(3,640)	$(1,452)
Provision from (income) loss attributable to LLC (through February 28, 2011)	—	—	1,470
Benefit from change in tax status	—	—	(20,740)
State income taxes, net of federal benefit	544	391	52
Foreign tax rate differential	1,000	674	415
Permanent differences	231	364	876
State tax credits	(1,824)	(1,040)	(228)
Valuation allowance	8,366	35,690	196
Other, net	18	(332)	28
Income tax provision (benefit)	$871	$32,107	$(19,383)

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
In December 2013, Malaysia granted a ten year tax holiday to the Company’s Malaysia subsidiary, commencing with its fiscal year beginning January 1, 2014. This resulted in a tax benefit in fiscal 2013 of approximately $0.2 million from the elimination of the Malaysia subsidiary’s deferred tax liabilities. The earnings per share benefit in 2013 is less than $0.01.

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2013 and 2012. Deferred tax assets and (liabilities) represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods (in thousands):

	December 31,
	2013	2012
Current
Accrued liabilities	$4,157	$3,580
State taxes	—	—
Allowance for doubtful accounts	32	99
Current deferred tax assets	4,189	3,679
Non-current
Share-based compensation expense	13,126	12,261
Net operating loss carryforwards	16,452	9,324
State tax credits	4,634	2,487
Unrealized loss on foreign exchange transactions	—	266
Amortization of tax intangibles	9,486	11,751
Other, net	194	(1,805)
Non-current deferred tax assets	43,892	34,284
Total current and non-current	48,081	37,963
Deferred tax liabilities
Property & equipment	(1,204)	(203)
Convertible debt costs	(2,571)	—
Gross deferred tax assets	44,306	37,760
Less: Valuation allowance	(42,155)	(35,392)
Net deferred tax assets	$2,151	$2,368
As of December 31, 2013 and 2012, management assessed the realizability of deferred tax assets. Management evaluated the need for and amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of our deferred tax assets, we consider all available evidence, both positive and negative.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “[a] cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that most of our U.S. deferred tax assets were not realizable as of December 31, 2013. Significant negative evidence included U.S. pretax losses (as calculated consistent with ASC 740) in each of the Company’s 2013 quarters and for the cumulative twelve-quarter period ended December 31, 2013. Additionally, company forecasts indicated a continuation of U.S adjusted pretax losses for calendar 2013. Management also concluded on a more-likely-than-not basis that our Singapore and Ireland deferred tax assets were not realizable, using the analysis prescribed in ASC 740. Other factors were considered but provided neither positive nor negative objectively-verifiable evidence as to the realization of our deferred tax assets. The remaining deferred tax assets at December 31, 2013 relate to jurisdictions in which we have net adjusted historical pretax profits and sufficient forecast profitability to assure future realization of such deferred tax assets
In 2012, management determined that it was not more likely than not that the deferred tax assets will be realized with respect to US federal and state deferred tax assets, except for certain US state deferred tax assets where the Company’s subsidiary has profitable operations. A valuation allowance was also provided in 2012 with respect to net operating loss carryforwards in Singapore and Japan.
The net change in the valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $6.8 million and $35.2 million, respectively.
As of December 31, 2013, the Company had net operating loss carryforwards of approximately $91.8 million for federal income tax purposes and approximately $66.2 million for California income tax purposes. These losses are available to reduce taxable income and expire at various dates beginning in 2016. Approximately $50 million of federal net operating loss carryforwards and $35.2 million of California net operating loss carryforwards are related to excess tax benefits from stock-based compensation. The tax benefits associated with net operating losses attributed to stock-based compensation will be credited to additional paid-in capital when realized. The Company uses a “with and without” approach to determine the utilization of excess tax benefits from stock-based compensation. The Company considers only the direct impact of stock option awards when calculating the amount of windfalls or shortfalls attributable to stock-based compensation.
At December 31, 2013, the Company had $2.4 million of US federal research and development credits which expire beginning in 2031, and $2.6 million of California research and development credits which do not expire. The Company also has $0.2 million of California Enterprise Zone Credits which expire beginning in 2024 if not utilized, and $1.9 million of other state tax credits which expire beginning in 2024 if not utilized.

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
The Company’s income taxes payable has been adjusted for the tax benefits associated with employee stock option transactions. These adjustments to stockholders’ equity amounted to $0.4 million debit and $1.5 million credit for the years ended December 31, 2013 and 2012, respectively.
The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is currently under audit by the state of California for its 2008 through 2010 tax years. The 2008 through 2013 tax years generally remain subject to examination by federal, state and foreign tax authorities.
The Company has implemented the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2012	$433
Additions based on tax positions related to the current year	317
Additions for tax positions of prior years	130
Reductions for tax positions of prior years	—
Balance as of December 31, 2013	$880
At December 31, 2013, the Company had a liability for unrecognized tax benefits of $0.9 million, $51,000 of which, if recognized, would affect the company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2013, the Company recognized and accrued approximately $2,000 of interest. During the years ended December 31, 2012 and 2011, the Company recognized $3,000 and zero, respectively, of interest or penalties related to unrecognized tax
The Company considers its undistributed earnings of its foreign subsidiaries indefinitely reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2013 the Company’s unremitted earnings from its foreign subsidiaries was $3.2 million. The determination of the unrecognized deferred U.S. income tax liability, if any, is not practicable due to the complexities associated with its hypothetical calculation.

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
As the Company continues to shift its business from managed services to a subscription model with its technology platform, both organically and through acquisition, it expects cloud and data services to represent an increasing percentage of its revenue. The Company expects to present two operating segments consisting of managed services and cloud and data services beginning in the first quarter of 2014 as relevant financial information will be prepared for each of the two operating segments that will be used by the chief operating decision maker to allocate resources among the two segments and to evaluate the financial performance of the two segments.
Summarized financial information by geographic location for 2013, 2012 and 2011 based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net revenue
NALA	$173,188	$150,041	$127,430
EMEA	73,839	66,902	58,344
APJ	25,455	26,760	19,727
Total net revenue	$272,482	$243,703	$205,501
Direct profit contribution
NALA	90,302	80,153	72,333
EMEA	39,040	35,517	27,756
APJ	7,711	7,117	1,945
Total direct profit contribution	137,053	122,787	102,034
Adjustments:
Stock-based compensation	(3,303)	(2,772)	(1,877)
Overhead allocations and other, net	(23,717)	(12,633)	(8,062)
Gross Profit	$110,033	$107,382	$92,095

The majority of the Company’s assets at December 31, 2013 and 2012 were attributable to its U.S. operations. Property and equipment information is based on the physical location of the assets. The following table presents the long-lived assets, consisting of property and equipment, by geographic location (in thousands):

	December 31,
	2013	2012
NALA	$22,976	$29,783
EMEA	1,614	1,120
APJ	3,408	3,610
Total property and equipment, net	$27,998	$34,513

Additions to long-lived assets in 2013 were $2.9 million, $1.3 million and $1.3 million in NALA, EMEA and APJ, respectively. In 2012, additions to long-lived assets including internally-developed software were $22.7 million, $0.3 million and $2.1 million in NALA, EMEA and APJ, respectively.

15. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for the years ended December 31, 2013 and 2012 is as follows:

	Three Months Ended
	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(in thousands, except per share amounts)
Net revenue	$77,182	$66,482	$67,697	$61,121	$67,345	$59,090	$59,694	$57,574
Gross profit	31,581	26,752	29,077	22,623	32,026	24,546	25,812	24,998
Loss from operations	384	3,656	3,867	9,655	197	3,382	3,219	3,135
Loss before provision for income taxes	3,307	4,749	4,162	9,762	667	3,262	3,552	3,226
Net loss (1)	$1,988	$5,502	$4,906	$10,455	$1,185	$3,584	$36,769	$1,276
Net loss per common share:
Basic and diluted	$0.02	$0.07	$0.06	$0.14	$0.02	$0.05	$0.50	$0.02

(1)	The three months ended June 30, 2012 includes the effect of providing a valuation allowance of $33.1 million for a substantial portion of the Company’s deferred tax assets.

16. Related Party Transactions
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

17. Subsequent Events
On January 22, 2014, the Company acquired Scout Analytics, Inc., a leading provider of predictive analytics for subscription businesses, which will become a wholly owned subsidiary of the Company. The total purchase consideration was $32.8 million net of debt, paid in cash. The Company is currently completing the preliminary purchase price allocation and expects the majority of the purchase consideration to be allocated to intangible assets and goodwill.

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
Based on management’s evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2013 our disclosure controls and procedures are designed to, and are effective to, provide at a reasonable assurance level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by Item 10 of this Annual Report on Form 10-K that is found in our 2013 Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (“2013 Proxy Statement”) is incorporated herein by reference to our 2013 Proxy Statement. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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

(a)    (1) All financial statements
Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages [26] through [41] of this Form 10-K.
(2) Financial Statement Schedules
No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
(3) Exhibits
See Item 15(b) below. Each management contract and compensatory plan or arrangement required to be filed has been identified.

(b)     Exhibits
The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)     Financial Statement Schedules
Reference is made to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC.

Dated:	March 7, 2014	By:	/s/ MICHAEL A. SMERKLO
Michael A. Smerklo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

SERVICESOURCE INTERNATIONAL, INC.

Dated:	March 7, 2014	By:	/s/ ASHLEY F. JOHNSON
Ashley F. Johnson Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael A. Smerklo, Ashley F. Johnson and Matthew Goldberg, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the ServiceSource International, Inc. and in the capacities and on the dates indicated.

Date	Signature	Title
March 7, 2014	/s/ MICHAEL A. SMERKLO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Michael A. Smerklo

March 7, 2014	/s/ ASHLEY F. JOHNSON	Chief Financial Officer (Principal Financial and Accounting Officer)
Ashley F. Johnson

March 7, 2014	/s/ ROBERT G. ASHE	Director
Robert G. Ashe

March 7, 2014	/s/ STEVEN M. CAKEBREAD	Director
Steven M. Cakebread

March 7, 2014	/s/ RICHARD J. CAMPIONE	Director
Richard J. Campione

March 7, 2014	/s/ BRUCE W. DUNLEVIE	Director
Bruce W. Dunlevie

Date	Signature	Title
March 7, 2014	/s/ JAMES C. MADDEN	Director
James C. Madden

March 7, 2014	/s/ MARK F. MCMORRIS	Director
Mark F. McMorris

March 7, 2014	/s/ THOMAS F. MENDOZA	Director
Thomas F. Mendoza

March 7, 2014	/s/ BARRY D. REYNOLDS	Director
Barry D. Reynolds

Index to Exhibits

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
2.1	Form of Conversion Agreement dated as of March 24, 2011, between the Registrant, GA SS Holding LLC and SSLLC Holdings, Inc.		2.1	Form S-1/A (No. 333- 171271)	March 11, 2011
2.2	Form of Agreement and Plan of Merger dated as of March 24, 2011, between the Registrant, GA SS Holding LLC, GA SS Holding II, LLC, SSLLC Holdings, Inc. and Benchmark Capital Partners V, L.P.		2.2	Form S-1/A (No. 333- 171271)	March 11, 2011
3.1	Certificate of Incorporation of the Company filed March 24, 2011		3.1	Form 8-K (No. 001- 35108)	April 1, 2011
3.2	Bylaws of the Company dated March 24, 2011		3.2	Form 8-K (No. 001- 35108)	April 1, 2011
3.3	Fifth Amended and Restated Limited Liability Company Agreement		3.3	Form S-1/A (No. 333- 171271)	January 28, 2011
4.1	Registration and Information Rights Agreement dated as of December 8, 2006, between the Registrant and GA SS Holding LLC, SSLLC Holdings, Inc., Housatonic Micro Fund SBIC, LP and Housatonic Equity Investors SBIC, LP		4.1	Form S-1/A (No. 333- 171271)	February 25, 2011
4.2	Securities Purchase Agreement and Registration Rights Schedule dated as of January 31, 2003, between the Registrant and the 2003 Holders		4.2	Form S-1/A (No. 333- 171271)	February 25, 2011
4.3	Specimen common stock certificate of the Registrant		4.3	Form S-1/A (No. 333- 171271)	March 11, 2011
4.4	Indenture between ServiceSource International, Inc. and Wells Fargo Bank, National Association, dated as of August 13, 2013		4.4	Form 8-K (No. 001-35108)	August 14, 2013
10.1	Credit Agreement dated as of July 5, 2012 between the Company and JPMorgan Chase Bank, National Association		10.1	Form 10-Q (No. 001- 35108)	November 9, 2012
10.2	Pledge and Security Agreement entered into as of July 5, 2012 by and between ServiceSource International, Inc. , ServiceSource Delaware Inc and JPMorgan Chase Bank, N.A.		10.1	Form 10-Q (No. 001- 35108)	August 3, 2012
10.3+	Form of Director and Executive Officer Indemnification Agreement		10.1	Form S-1 (No. 333- 171271)	December 20, 2010
10.4+	2004 Omnibus Share Plan and forms of agreements thereunder		10.2	Form S-1 (No. 333- 171271)	December 20, 2010

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
10.5+	2008 Share Option Plan and form of agreement thereunder		10.3	Form S-1 (No. 333- 171271)	December 20, 2010
10.6+	2011 Equity Incentive Plan and forms of agreements thereunder		4.4	Form S-8 (No. 333- 173116)	March 28, 2011
10.7+	2011 Equity Incentive Plan form of Restricted Stock Award Agreement		10.1	Form 8-K (No. 001- 35108)	February 10, 2012
10.8+	2011 Employee Stock Purchase Plan and form of agreement thereunder		4.5	Form S-8 (No. 333- 173116)	March 28, 2011
10.9+	Amended and Restated Employment and Confidential Information Agreement dated as of June 8, 2010, between the Registrant and Michael A. Smerklo		10.5	Form S-1 (No. 333- 171271)	December 20, 2010
10.10+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Jeffrey M. Bizzack		10.6	Form S-1 (No. 333- 171271)	December 20, 2010
10.11+	Employment and Confidential Information Agreement dated as of July 7, 2010, between the Registrant and David Oppenheimer		10.7	Form S-1 (No. 333- 171271)	December 20, 2010
10.12+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Robert Sturgeon		10.8	Form S-1 (No. 333- 171271)	December 20, 2010
10.13+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Raymond M. Martinelli		10.10	Form S-1 (No. 333- 171271)	December 20, 2010
10.14+	Amended and Restated Employment Letter Agreement dated as of November 4, 2010, between the Registrant and Natalie A. McCullough		10.11	Form S-1 (No. 333- 171271)	December 20, 2010
10.15+	Amended and Restated Employment and Confidential Information Agreement dated as of December 8, 2010, between the Registrant and Paul D. Warenski		10.12	Form S-1/A (No. 333- 171271)	January 28, 2011
10.18+	Employment and Confidential Information Agreement dated as of August 16, 2011, between the Company and John Boucher		10.1	Form10-Q (No. 001- 35108)	November 14, 2011
10.19+	Amended and Restated Employment and confidential Information Agreement dated as of December 6, 2010, between the Registrant and Jay Ackerman		10.18	Form10-K (No. 001- 35108)	March 6, 2012

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
10.23	Office Lease, dated as of October 31, 2007, between the Registrant and Six Thirty-Four Second Street, LLC		10.16	Form S-1/A (No. 333- 171271)	February 25, 2011
10.24	Amendment No. 2, dated August 6, 2013, to the Credit Agreement between ServiceSource International, Inc. and JPMorgan Chase Bank, N.A.		10.1	Form 8-K (No. 001-35108)	August 9, 2013
10.25	Form of Convertible Note Hedge Confirmation		10.3	Form 8-K (No. 001-35108)	August 9, 2013
10.26	Form of Warrant Confirmation		10.4	Form 8-K (No. 001-35108)	August 9, 2013
21.1	List of subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

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