Form 10-Q
period 2014-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2014-05-07
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2014
Common Stock	83,101,098

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$121,943	$170,132
Short-term investments	124,338	105,001
Accounts receivable, net	64,843	73,113
Deferred income taxes	412	412
Prepaid expenses and other	6,349	6,295
Total current assets	317,885	354,953
Property and equipment, net	27,923	27,998
Deferred income taxes, net of current portion	2,035	2,035
Other assets, net	17,034	8,626
Goodwill	28,987	6,334
Total assets	$393,864	$399,946
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,648	$3,610
Accrued taxes	1,136	1,134
Accrued compensation and benefits	18,531	19,610
Deferred revenue	5,682	5,905
Accrued liabilities and other	10,384	9,509
Total current liabilities	42,381	39,768
Convertible notes, net	115,540	113,915
Other long-term liabilities	5,225	5,566
Total liabilities	163,146	159,249
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 82,643 shares issued and 82,522 shares outstanding as of March 31, 2014; 82,086 shares issued and 81,965 shares outstanding as of December 31, 2013	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	295,112	286,526
Accumulated deficit	(64,990)	(46,250)
Accumulated other comprehensive income	1,029	854
Total stockholders’ equity	230,718	240,697
Total liabilities and stockholders’ equity	$393,864	$399,946
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenue	$66,816	$61,121
Cost of revenue	47,595	38,498
Gross profit	19,221	22,623
Operating expenses:
Sales and marketing	15,671	14,808
Research and development	6,716	6,248
General and administrative	12,865	11,222
Total operating expenses	35,252	32,278
Loss from operations	(16,031)	(9,655)
Other (income) expense:
Interest expense	2,390	54
Other, net	184	53
Loss before income taxes	(18,605)	(9,762)
Income tax provision	135	693
Net loss	$(18,740)	$(10,455)
Net loss per share, basic and diluted	$(0.23)	$(0.14)
Weighted average common shares outstanding, basic and diluted	82,077	75,610
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(18,740)	$(10,455)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	196	65
Unrealized gain (loss) on short-term investments, net of tax	(21)	31
Other comprehensive income, net of tax	175	96
Total comprehensive loss, net of tax	$(18,565)	$(10,359)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(18,740)	$(10,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,029	3,206
Amortization of debt discount and issuance costs	1,788	12
Accretion of premium on short-term investments and other	(161)	174
Deferred income taxes	—	461
Stock-based compensation	5,582	5,921
Income tax charge from stock-based compensation	—	181
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable, net	10,904	5,796
Prepaid expenses and other	412	415
Accounts payable	2,001	2,077
Accrued taxes	(184)	(779)
Accrued compensation and benefits	(1,313)	(890)
Accrued liabilities and other	(1,305)	(239)
Net cash provided by operating activities	2,013	5,880
Cash flows from investing activities
Acquisition of property and equipment	(1,304)	(1,232)
Cash paid for acquisition, net of cash acquired	(32,551)	—
Purchases of short-term investments	(28,357)	(18,034)
Sales of short-term investments	8,066	508
Maturities of short-term investments	1,095	500
Net cash used in investing activities	(53,051)	(18,258)
Cash flows from financing activities
Repayment on capital leases obligations	(101)	(80)
Proceeds from common stock issuances	2,753	3,741
Income tax charge from stock-based compensation	—	(181)
Net cash provided by financing activities	2,652	3,480
Net decrease in cash and cash equivalents	(48,386)	(8,898)
Effect of exchange rate changes on cash and cash equivalents	197	277
Cash and cash equivalents at beginning of period	170,132	76,568
Cash and cash equivalents at end of period	$121,943	$67,947
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Basis of Presentation
ServiceSource International, Inc. (together with its subsidiaries, the “Company”) is a global leader in recurring revenue management, partnering with technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. The Company delivers these results via cloud-based solutions and dedicated service teams, leveraging benchmarks and best practices derived from its rich database of service and renewal behavior. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service-contract renewals process, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its customers based on renewal sales that the Company generates on their behalf under a pay-for-performance model. In addition, the Company also offers a purpose-built Software-As-A-Service (SaaS) application to maximize the renewal of subscriptions, maintenance and support contracts and a SaaS application that enables information services, media publishing, and SaaS companies to understand how customers engage with their online content. The Company’s corporate headquarters are located in San Francisco, California. The Company has offices in Colorado, Tennessee, Washington, United Kingdom, Ireland, Malaysia, Singapore and Japan.
The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of ServiceSource International Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year.
The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-2 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-2 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for the Company’s interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have any impact on its financial position, results of operations or cash flows as the amounts reclassified out of accumulated other comprehensive income are not material.
In June 2013, the FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Note 2 — Business Acquisition
On January 22. 2014, the Company acquired Scout Analytics, Inc. (“Scout”), a privately held company. Scout provides cloud-based recurring revenue management solutions that enable information services, media publishing, and SaaS companies to understand how customers engage with their online content.
The acquisition has been accounted for under the acquisition method of accounting in accordance with the FASB's Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As such, the Scout assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits from combining Scout with the Company including the hiring of Scout's workforce.
The Company's allocation of the total purchase consideration of $32.5 million, net of cash acquired is summarized below (in thousands)

Acquired intangible assets:
Developed technology	$4,330
Customer relationships	3,400
Trade name	1,290
Total acquired intangible assets	9,020
Goodwill	22,653
Accounts receivable	2,679
Other assets (including cash of $211)	520
Deferred revenue	(1,350)
Capital lease	(283)
Other liabilities	(477)
Net Assets Acquired	$32,762

The fair value measurements for purchase price allocation were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

The developed technology, customer relationships and trade names are being amortized on a straight-line basis over 4 years, 4 years and 4 years, respectively, with a combined weighted-average useful life of 4 years.
Pro-forma results of operations for the acquisition have not been presented because they are not material to the consolidated results of operations.
Note 3 — Goodwill and Intangible Assets
Intangible Assets
Intangible Assets consisted of the following:

	Three Months Ended March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Developed technology	$4,330	$(213)	$4,117
Customer relationships	3,400	(165)	3,235
Trade name	1,290	(62)	1,228
	$9,020	$(440)	$8,580
The estimated future amortization expense of purchased intangible assets as of March 31, 2014 was as follows:

March 31, 2014
Years ending December 31,
2014 (remaining nine months)	$1,688
2015	2,255
2016	2,255
2017	2,255
2018	127
Total	$8,580
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company's first quarter financial statements, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the three months ended March 31, 2014.
Goodwill
The changes in the carrying amount of goodwill by operating segment as of March 31, 2014 were as follows:

	Managed Services	Cloud and Data Services	Total
	(in thousands)
Balance as of December 31, 2013	$6,334	$—	$6,334
Addition due to acquisition	—	22,653	22,653
Balance as of March 31, 2014	$6,334	$22,653	$28,987

Note 4 — Cash, cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. The Company has cash and cash equivalents held on its behalf by a third party of $0.3 million and $0.5 million as of March 31, 2014 and December 31, 2013. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three months ended March 31, 2014 and 2013 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$121,009	$—	$—	$121,009
Cash equivalents:
Money market mutual funds	934	—	—	934
Total cash and cash equivalents	121,943	—	—	121,943
Short-term investments:
Corporate bonds	49,258	112	(24)	49,346
U.S. agency securities	35,456	50	(19)	35,487
Asset-backed securities	20,893	19	(48)	20,864
U.S. Treasury securities	18,595	56	(10)	18,641
Total short-term investments	124,202	237	(101)	124,338
Cash, cash equivalents and short-term investments	$246,145	$237	$(101)	$246,281
December 31, 2013

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$169,968	$—	$—	$169,968
Cash equivalents:
Money market mutual funds	164	—	—	164
Total cash and cash equivalents	170,132	—	—	170,132
Short-term investments:
Corporate bonds	40,503	90	(10)	40,583
U.S. agency securities	31,720	40	(13)	31,747
Asset-backed securities	15,880	14	(12)	15,882
U.S. Treasury securities	16,742	50	(3)	16,789
Total short-term investments	104,845	194	(38)	105,001
Cash, cash equivalents and short-term investments	$274,977	$194	$(38)	$275,133

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2014:

	Amortized Cost	Estimated Fair Value
Less than 1 year	$14,003	$14,019
Due in 1 to 5 years	110,199	110,319
Total	$124,202	$124,338
As of March 31, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.
Note 5 — Fair value of financial instruments
The Company measures certain financial instruments at fair value on a recurring basis. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of March 31, 2014 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$934	$934	$—
Total cash equivalents	934	934	—
Short-term investments:
Corporate bonds	49,346	—	49,346
U.S. agency securities	35,487	—	35,487
Asset-backed securities	20,864	—	20,864
U.S. Treasury securities	18,641	—	18,641
Total short-term investments	124,338	—	124,338
Cash equivalents and short-term investments	$125,272	$934	$124,338

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

The convertible notes issued by the Company in August 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of March 31, 2014 and December 31, 2013 was $143.3 million. and $141.2 million respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any financial liabilities measured at fair value or any long-term debt as of December 31, 2013.

Note 6 — Property and Equipment, Net
Property and equipment balances were comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Computers and equipment	$16,060	$14,675
Software	35,231	34,467
Leasehold improvements	11,637	11,493
Furniture and Fixture	9,186	9,078
	72,114	69,713
Less: accumulated depreciation and amortization	(44,191)	(41,715)
Property and equipment – net	$27,923	$27,998

Depreciation and amortization expense related to property and equipment was $2.6 million and $3.2 million during the three months ended March 31, 2014 and 2013 respectively.
Total property and equipment assets under capital lease at March 31, 2014 and December 31, 2013, were $3.4 million and $3.2 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates was $2.8 million and $2.6 million, respectively.
The Company capitalized internal-use software development costs of $0.5 million and $0 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the net value of capitalized costs related to internal-use software, net of accumulated amortization, was $9.1 million and $9.3 million, respectively. Amortization of capitalized costs related to internal-use software for the three months ended March 31, 2014 and 2013 was $0.6 million and $1.3 million, respectively.
Note 7 — Accrued Liabilities and Other
Accrued liabilities and other balances were comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued professional fee	$3,035	$2,527
Deferred rent	820	834
Other employee related	768	374
ESPP contributions	398	892
Obligations under capital lease	320	270
Accrued other	5,043	4,612
	$10,384	$9,509

Note 8 — Credit Facility and Capital Leases
Revolving Credit Facility
On July 5, 2012, the Company, entered into a three-year credit agreement which provides for a secured revolving line of credit based on eligible accounts receivable of up to $25.0 million on and before July 5, 2013 and up to $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. On June 18, 2013, the Company elected to maintain the revolving commitment at $25.0 million. Proceeds available under the credit agreement may be used for working capital and other general corporate purposes. The Company may prepay borrowing under the agreement in whole or in part at any time without premium or penalty. The Company may terminate the commitments under the credit agreement in whole at any time, and may reduce the commitments by up to $10.0 million between July 1, 2013 and June 30, 2014. Effective June 30, 2013, the quarterly commitment fee, payable in arrears, based on the available commitments is 0.30% per annum.
On August 6, 2013, the Company entered into a second amendment (“Amendment No. 2”) to the credit agreement. Amendment No. 2, among other things, allowed the Company to issue certain unsecured convertible notes and enter into related agreements.
On January 21, 2014, the Company entered into a third amendment to the credit agreement which amended the financial covenants to allow the Company to acquire Scout.
On May 5, 2014, the Company entered into a fourth amendment to the credit agreement which reduced the secured revolving line of credit from $25.0 million to $10.0 million. The amendment also increased the consideration the Company may pay in connection with an acquisition before it is required to seek prior lender approval under the credit agreement.
Amounts outstanding on the facility at March 31, 2014 consisted of a letter of credit for $575,000 required under an operating lease agreement for office space at the Company’s San Francisco headquarters. Any outstanding loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. At March 31, 2014, the interest rate for borrowings under the facility was 2.2%.
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
Capital Leases
The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 5.4% and 2.5% at March 31, 2014 and 2013, respectively.
Future minimum annual payments under capital lease obligations as of March 31, 2014 were as follows (in thousands):

March 31, 2014
Years Ending
2014 (remaining nine months)	$271
2015	201
2016	135
2017	81
2018	84
Thereafter	64
Total	$836
Note 9 — Debt
Senior Convertible Notes
In August 2013, the Company issued senior convertible notes (the “Notes”) raising gross proceeds of $150.0 million.
The Notes are governed by an Indenture, dated August 13, 2013 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The Notes will mature on August 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2014.
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
Holders of the Notes may convert their Notes at any time on or after February 1, 2018, until the close of business on the second schedule trading day immediately preceding the maturity date, regardless of the foregoing circumstances.
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
The net carrying amount of the liability component of the Notes as of March 31, 2014 consists of the following (in thousands):

Principal amount	$150,000
Unamortized debt discount	(34,460)
Net carrying amount	$115,540
The following table presents the interest expense recognized related to the Notes for the three months ended March 31, 2014 (in thousands):

Contractual interest expense at 1.5% per annum	$563
Amortization of debt issuance costs	151
Accretion of debt discount	1,625
Total	$2,339
The net proceeds from the Notes were approximately $145.1 million after payment of the initial purchasers' offering expense. The Company used approximately $31.4 million of the net proceeds from the Notes to pay the cost of the Note Hedges described below, which was partially offset by $21.8 million of the proceeds from the Company's sale of the Warrants also described below.
Note Hedges
Concurrent with the issuance of the Notes, the Company entered into note hedges (“Note Hedges”) with certain bank counterparties, with respect to its common stock. The Company paid $31.4 million for the Note Hedges. The Note Hedges cover approximately 9.25 million shares of the Company's common stock at a strike price of $16.21 per share. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential dilution to the Company's common stock upon conversion of the Notes and/or offset the cash payment in excess of the principal amount of the Notes the Company is required to make in the event that the market value per share of the Company's common stock at the time of exercise is greater than the conversion price of the Notes.
Warrants
Separately, the Company entered into warrant transactions, whereby it sold warrants to the same bank counterparties as the Note Hedges to acquire approximately 9.25 million shares of the Company's common stock at an initial strike price of $21.02 per share (“Warrants”), subject to anti-dilution adjustments. The Company received proceeds of approximately $21.8 million from the sale of the Warrants. If the fair value per share of the Company's common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash.
The amounts paid and received for the Note Hedges and the Warrants have been recorded in additional paid-in capital. The fair value of the Note Hedges and the Warrants are not remeasured through earnings each reporting period.

Note 10 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense for the three months ended March 31, 2014 and 2013 was $2.2 million and $2.2 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
Future annual minimum lease payments under all noncancelable operating leases as of March 31, 2014 were as follows (in thousands):

March 31, 2014
Years Ending December 31,
2014 (remaining nine months).	$6,404
2015	6,929
2016	4,715
2017	4,434
2018	4,084
Thereafter	9,635
Total	$36,201

Other Contractual Obligations
In August 2013, the Company issued the Notes raising gross proceeds of $150.0 million. The Notes will mature on August 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2014.

Litigation
Bionet Systems, LLC, et al. v. Scout Analytics, Inc., et al., in Superior Court, King County, Washington State
On January 10, 2014, certain now-former shareholders of Scout Analytics, Inc. (“Scout”) filed a lawsuit against Scout and some of its directors and their employers regarding the then-pending acquisition of Scout by the Company. The plaintiffs have asserted claims against all defendants for breach of fiduciary duty, minority shareholder oppression, corporate waste, injunctive relief and unjust enrichment.  In their complaint, the plaintiffs seek damages and payment of their attorneys’ fees and costs. Such shareholder have also asserted dissenter's rights claims related to the acquisition.
The costs of such litigation and dissenter's rights claims are expected to be covered by insurance and/or from the escrow amounts held back from the merger consideration paid for Scout and the other indemnification obligations of the former Scout shareholders.
The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to any currently pending or threatened litigation or claims is remote, not reasonably possible or not probable, and on any instance such liability would not materially affect its consolidated financial position, results of operations or cash flows.
Note 11 — Stockholders’ Equity
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
At the end of each fiscal year, the share reserve under the 2011 Plan increases automatically by an amount equal to 4% of the outstanding shares as of the end of that most recently completed fiscal year or 3.8 million shares, whichever is less. On January 1, 2014, 3.3 million additional shares were reserved under the 2011 Equity Incentive Plan pursuant to the automatic increase.
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
The weighted average Black-Scholes model assumptions for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Expected term (in years)	5.0	5.0
Expected volatility	43%	44%
Risk-free interest rate	1.59%	0.89%
Expected dividend yield	—	—
Option and restricted stock activity under the 2011 Plan for the three months ended March 31, 2014 was as follows (shares in thousands)

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2013	5,755	8,908	$5.89	5,431
Additional shares reserved under the 2011 equity incentive plan	3,279
Granted	(1,428)	529	7.39	899
Options exercised/ Restricted stock released	—	(368)	5.44	(447)
Canceled/Forfeited	1,123	(516)	6.98	(607)
Outstanding — March 31, 2014	8,729	8,553	5.93	5,276

The weighted average grant-date fair value of employee stock options granted during the three months ended March 31, 2014 and 2013 was $2.89 and $2.70 per share, respectively.
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$1,034	$732
Sales and marketing	1,837	2,534
Research and development	701	486
General and administrative	2,010	2,169
Total stock-based compensation	$5,582	$5,921

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
The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2014, 0.8 million additional shares were reserved under the ESPP pursuant to the plan's automatic increase provision. As of March 31, 2014, 0.9 million shares had been issued under the ESPP and 2.3 million shares were available for future issuance.
Note 12 — Income Taxes
The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is undergoing an audit of its US Federal tax returns for the years 2011 and 2012. The Company is also currently undergoing examination of the California Franchise Tax Returns relating to California state income taxes of its U.S. operating subsidiary for the years 2008 through 2010.  Accordingly, tax years 2008 through 2013 remain subject to examination in California. The 2009 through 2013 tax years generally remain subject to examination by federal, state and foreign tax authorities. The Company’s gross amount of unrecognized tax benefits was $0.9 million as of December 31, 2013 and as of March 31, 2014, $0.1 million of which, if recognized, would affect the company’s effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.
During the quarter ended March 31, 2014, consistent with the Company’s practice in prior periods, management reassessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In performing its evaluation, management placed significant emphasis on guidance in ASC 740, which states that “[a] cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, management concluded on a more-likely-than-not basis that most of the Company‘s U.S. deferred tax assets were not realizable. Significant negative evidence included U.S. pretax losses (as calculated consistent with ASC 740) in each of the Company's 2013 quarters and for the cumulative twelve-quarter period ended March 31, 2014. Additionally, company forecasts indicated a continuation of U.S pretax losses for calendar year 2014. The Company also concluded on a more-likely-than-not basis that its Singapore and Ireland deferred tax assets were not realizable, based on cumulative pretax losses incurred for the cumulative twelve-quarter period ended March 31, 2014 and forecast pretax losses for the remainder of the year.
At March 31, 2014 management concluded that the cumulative losses for the most recent three years, as well as the forecast losses for calendar 2014, represented significant negative evidence as to why a valuation allowance was warranted. Management also considered the Company’s near-term financial forecast on a jurisdictional basis which indicated that three-year cumulative loss estimates in the U.S., Singapore and Ireland would not reverse in the near future. Assessing these factors and the fact that that the most objective and verifiable data were the cumulative three-year losses in each jurisdiction through March 31, 2014, management concluded that, on a more-likely-than-not basis, the Company’s U.S., Singapore and Ireland tax deferred tax assets would not be realized. As a result, the Company continued to provide a valuation allowance for all US federal deferred tax assets, net of liabilities, for all Ireland and Singapore net deferred tax assets, and for substantially all of the Company’s state deferred tax assets. The remaining deferred tax assets at March 31, 2014 relate to jurisdictions in which the Company has net adjusted historical pretax profits and sufficient forecast profitability to assure future realization of such deferred tax assets.
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

Note 13 — Segments
The Company has two operating segments. The information for the three months ended March 31, 2013 has been reclassified to conform to the current presentation.

Managed Services- The Company’s managed services solution consists of end-to-end management and optimization of the recurring revenue process, including quoting, selling and business intelligence. The Company's managed services business is built on its pay-for-performance model, whereby customers pay the Company a commission based on renewal sales that it generates on their behalf. The Company’s managed services offerings include quoting and selling services, in which dedicated service teams have specific expertise in the customers’ businesses, are deployed under the Company's customers’ brands and follow a sales process tailored specifically to increase service contract renewals.

Cloud and Data Services- The Company’s cloud and data services solution consist of its subscription sales and professional services to deploy the Company's solutions. Subscription sales consists of selling subscriptions to Renew OnDemand and Scout Analytics, both SaaS applications. The foundation of the Company’s cloud solution is Renew OnDemand, a SaaS-based renewal management system based on its data warehouse of transactional, analytical and industry data that grows with each service renewal transaction and customer.
The Company’s Chief Operating Decision Maker (CODM), its Chief Executive Officer, evaluates the performance of its operating segments based on net revenue and gross profit. Gross profit for each segment includes revenues and the related cost of revenue directly attributable to the segment. The Company does not allocate sales and marketing, research and development, or general and administrative expenses to its operating segments because management does not include the information in its measurement of the performance of the operating segments. The Company does not evaluate its operating segments using discrete asset information.
Summarized financial information by reporting segments based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended March 31
	2014	2013
	(in thousands)
Net Revenue
Managed Services	$58,569	$58,339
Cloud and Data Services	8,247	2,782
	66,816	61,121

Gross Profit
Managed Services	17,263	22,221
Cloud and Data Services	1,958	402
	19,221	22,623

Unallocated operating expenses	35,252	32,278
Loss from operations	$(16,031)	$(9,655)

The Company’s business is geographically diversified. During the first quarter of 2014, 64% of our net revenue was earned in North America and Latin America (“NALA”), 27% in Europe, Middle East and Africa (“EMEA”) and 9% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. All of NALA net revenue represents revenue generated in the United States.
Summarized financial information by geographic location based on the Company’s internal management reporting is as follows (in thousands)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net revenue
NALA	$42,818	$37,807
EMEA	18,088	17,520
APJ	5,910	5,794
Total net revenue	$66,816	$61,121

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2013.
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on behalf of our customers; errors in estimates as to the service revenue we can generate for our customers; our ability to attract new customers and retain existing customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of our next-generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity, our leverage consisting of our recently issued convertible notes and related matters concerning our note hedges and warrants; our competitive position; the effects of competition; industry environment; potential growth opportunities; and our expected benefits from the acquisition of Scout. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
All dollar amounts expressed as numbers in this MD&A (except per share amounts) are in millions.
OVERVIEW
We are the global leader in recurring revenue management. We offer a cloud application, Renew OnDemand, to automate this highly valuable but typically manual business process. Renew OnDemand and our proven managed services, drive higher subscription, maintenance and support revenue while improving customer retention and increasing business predictability. We manage the service contract renewals process for renewals of maintenance, support and subscription agreements on behalf of our customers. Our integrated solution consists of dedicated service sales teams working under our customers’ brands and our proprietary Renew OnDemand platform and applications. By integrating software, managed services and data, we address the critical steps of the renewals process including data management, quoting, selling and recurring revenue business intelligence. Our business is built on our pay-for-performance model, whereby our revenues are based on the service renewals customers achieve with our solution, although we have been establishing a base of subscription revenue agreements to our technology platform and applications. We also offer our Scout Analytics suite of role-based products that leverage the Scout Platform, a recurring revenue management solution designed to maximize customer value and accelerate growth in revenue and profits. All of the products in the Scout Suite help companies integrate customer data, predict opportunities, and automate customer engagement processes, but each product comes with its own specialized workflows, automation, and reports, designed to solve specific recurring revenue challenges.
We are currently in a period of significant investment in which we have taken steps designed to drive our future growth and profitability. These investments have included growth in our professional services teams, hiring engineers in product management and R&D to develop and expand our product footprint, and sustaining our investments in sales and marketing to reposition us and enhance our market presence. We plan to further build out our infrastructure, develop our technology and support Renew OnDemand, our next-generation technology platform, offer additional cloud-based applications, including on a stand-alone, subscription basis, and hire additional sales, service sales and other personnel. These steps impacted our expenses in recent periods as well as our spending for capital expenditures, and are expected to continue to impact our profitability and cash flows in future periods. We have devoted significant resources to developing Renew OnDemand, our software application suite, and we expect our investment in Renew OnDemand to continue. In addition, we plan to devote significant resources to expanding our sales organization, building out the related partner ecosystem, and further developing our service organization to support the Renew OnDemand platform. On the sales side, we have seen early success with some of the new sales incentives around Renew OnDemand subscriptions, which drives short-term expense, but has improved our time to market this new solution. In addition, our acquisition of Scout Analytics in January 2014 has expanded our product offerings of SaaS based solutions. We currently intend to implement various operational changes with the goal of better aligning our operations, sales and go to market strategy with our business segments, with the goal of improving the effectiveness of both our internal operations and sales effectiveness.
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
Our managed services revenue also depends on our close rates and commissions. Our close rate is the percentage of opportunity under management that we renew on behalf of our customers. Our commission rate is an agreed-upon percentage of the renewal value of end customer contracts that we sell on behalf of our customers.
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
In connection with our purpose-built SaaS offering to manage and maximize recurring revenue, we intend to significantly increase our investment in our customer support, training and professional services organizations to support deployments of Renew OnDemand. We anticipate that the cost of providing professional services, support and training will be significant and that our gross profit will be adversely affected as we build out these functions. In addition, our acquisition of Scout in January 2014 has expanded our product offerings of SaaS based solutions.
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
We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been insignificant, but we expect revenues generated from subscriptions to Renew OnDemand and our new Scout suite to increase in 2014. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.
We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 50% and 49% of our net revenue for the three months ended March 31, 2014 and 2013, respectively.
Cost of Revenue and Gross Profit
Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under, “—Factors Affecting Our Performance—Implementation Cycle”.
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

Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products, including Renew OnDemand, our next-generation technology platform, and adding new features to our existing technology platform. In connection with the development and enhancements of our SaaS applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to increase on an absolute basis in the near term as we continue to invest in our Renew OnDemand platform.
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

Other (Income) Expense
Interest expense. Interest expense consists primarily of interest expense associated with fees related to our our credit facility, our convertible debt; capital lease payments; accretion of debt discount; and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. In 2014 we expect our interest expense to increase from accretion of debt discount, amortization of deferred financing costs and contractual interest costs as a result of our August 2013 issuance of $150 million aggregate principal amount of convertible notes.
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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net revenue	$66,816	$61,121
Cost of revenue	47,595	38,498
Gross profit	19,221	22,623
Operating expenses:
Sales and marketing	15,671	14,808
Research and development	6,716	6,248
General and administrative	12,865	11,222
Total operating expenses	35,252	32,278
Loss from operations	(16,031)	(9,655)
Other (income) expense:
Interest expense	2,390	54
Other, net	184	53
Loss before income taxes	(18,605)	(9,762)
Income tax provision	135	693
Net loss	$(18,740)	$(10,455)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$1,034	$732
Sales and marketing	1,837	2,534
Research and development	701	486
General and administrative	2,010	2,169
Total stock-based compensation	$5,582	$5,921

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended March 31,
	2014	2013
	(as % of net revenue)
Net revenue	100%	100%
Cost of revenue	71%	63%
Gross profit	29%	37%
Operating expenses:
Sales and marketing	23%	24%
Research and development	10%	10%
General and administrative	19%	18%
Total operating expenses	52%	52%
Loss from operations	(23)%	(15)%

Three months ended March 31, 2014 and March 31, 2013

Net Revenue

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
Managed Services	$58,569	89%	$58,339	95%	$230	—%
Cloud and Data Services	8,247	11%	2,782	5%	5,465	196%
Total net revenue	$66,816	100%	$61,121	100%	$5,695	9%

Net revenue increased $5.7 million, or 9%, for the first quarter of 2014, compared to the first quarter of 2013.
Managed services revenue was flat for the first quarter of 2014, compared to the first quarter of 2013 due to the restructuring of certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform, which resulted in a shift of some revenue from managed services to cloud and data services. These decreases were partially offset by acquisition of new business.
The increase in revenue from our cloud and data services for the first quarter of 2014, compared to the first quarter of 2013, was attributable to the acquisition of new business, the restructuring of a certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform and, to a lesser extent, revenue attributable to our newly acquired Scout SaaS solution.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Cost of revenue
Managed Services	$41,306	62%	$36,118	59%	$5,188	14%
Clouds and Data Services	6,289	9%	2,380	4%	3,909	164%
Total cost of revenue	$47,595	71%	$38,498	63%	$9,097	24%

	Three Months Ended March 31,
	2014		2013
	Amount	Gross Profit %	Amount	Gross Profit %	Change	% Change
	(in thousand)
Gross profit
Managed Services	17,263	26%	22,221	36%	(4,958)	(22)%
Clouds and Data Services	1,958	3%	402	1%	1,556	387%
Total gross profit	19,221	29%	22,623	37%	(3,402)	(15)%

The 14% increase in our cost of revenue for our managed services business in the first quarter of 2014 compared to 2013, reflected a $4.9 million increase in the compensation of service sales personnel as a result of increased headcount.
The $3.9 million increase in our cost of revenue for our cloud and data services business in the first quarter of 2014 compared to 2013, reflected a $1.9 million increase in compensation, a $1.0 million increase in allocations for information technology and depreciation and a $0.5 million increase in professional services due to the shift in some of these expenses from research and development to cost of revenue, as we transitioned from developing the products to having deployed customers on Renew OnDemand.
Gross profit in the first quarter of 2014 was adversely impacted for our managed services business due to the restructuring of some of the managed services contracts with our installed base customers to include a subscription to our SaaS platform. This change has the effect of reducing the revenue for our Managed Services business, without necessarily reducing the cost structure.
Gross profit in the first quarter of 2014 slightly improved for our cloud and data services business by the improved scale in our SaaS business offset by shift in some of these expenses from research and development to cost of revenue, as we transitioned from development to deployment of these products.

Operating Expenses

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$15,671	23%	$14,808	24%	$863	6%
Research and development	6,716	10%	6,248	10%	468	7%
General and administrative	12,865	19%	11,222	18%	1,643	15%
Total operating expenses	$35,252	52%	$32,278	52%	$2,974	9%
Includes stock-based compensation of:
Sales and marketing	$1,837		$2,534		$(697)
Research and development	701		486		215
General and administrative	2,010		2,169		(159)
Total stock-based compensation	$4,548		$5,189		$(641)

Sales and marketing expenses
The 6% increase in sales and marketing expenses in the first quarter of 2014 reflected headcount growth resulting in increased compensation of $1.1 million. The increase was partially offset by lower stock-based compensation of $0.7 million due to true up of expenses for terminations. We expect sales and marketing expenses to increase in 2014 as we sustain our investments in sales and marketing to reposition us and enhance our market presence.
Research and development expenses
The 7% increase in research and development expense in the first quarter of 2014 was primarily due to headcount growth due to the acquisition of Scout as well as hiring engineers to support our SaaS products. The increase was partially offset due to capitalization of $0.5 million of labor and third party costs for enhancement of Renew OnDemand in the first quarter of 2014 as compared to $0 capitalized costs in the first quarter of 2013. We expect research and development spending to increase on an absolute basis in the near term as we continue to enhance our Renew OnDemand platform.

General and administrative expenses
The 15% increase in general and administrative expense in the first quarter of 2014 as compared to the first quarter of 2013 reflected a $1.5 million increase in compensation due to headcount growth across all geographies and investments in our information technology infrastructure to support our global operations.
Other Expense, Net

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$(2,390)	(4)%	$(54)	—%	$(2,336)	4,325.93%
Other, net	$(184)	—%	$(53)	—%	$(131)	247.17%

Interest expense for the first quarter of 2014 increased by $2.3 million as compared to the same period in 2013 due to accretion of debt discount and the amortization of debt issuance costs of $1.7 million and interest expense of $0.6 million for the convertible notes issued in August 2013.
Income Tax Provision

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(in thousands)
Income tax provision	$135	$693	$(558)	(81)%

For the first quarter of 2014, we recorded a charge to income tax expense of $0.1 million.  This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions, offset by benefits available from foreign losses.  No benefit was otherwise provided for losses incurred in U.S. and Singapore, because those losses are offset by a full valuation allowance.
In the first quarter of 2013, we recorded a charge to income tax expense of $0.7 million.  Of this amount, $0.6 million represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states, offset by limited benefits available from losses in Ireland.  The additional $0.1 million was charged to establish a valuation allowance to offset deferred tax assets previously recognized with respect to our Ireland affiliate.  No benefit was otherwise provided for losses incurred in U.S., Singapore and Japan, because those losses were offset by a full valuation allowance.
Liquidity and Capital Resources
At March 31, 2014, we had cash, cash equivalents and short-term investments of $246.3 million, which primarily consisted of money market mutual funds, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. In addition, at March 31, 2014, we had cash and cash equivalents of $3.7 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be permanently reinvested in foreign operations and our current plans do not require us to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S. and have access to external funding under our credit agreement.
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless earlier converted. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.6 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of March 31, 2014.

Our primary operating cash requirements include the payment of compensation and related costs, working capital requirements related to accounts receivable and accounts payable, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities, proceeds from stock offerings and the exercise of stock options, and to a lesser extent, from borrowings under various credit facilities, with no such borrowings in 2014. We believe our existing cash and cash equivalents and short-term investments and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.
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
On January 21, 2014, we entered into a third amendment to the credit agreement which amended the financial covenants to allow us to acquire Scout.
On May 5, 2014, we entered into a fourth amendment to the credit agreement which reduced the secured revolving line of credit from $25.0 million to $10.0 million. The amendment also increased the consideration we may pay in connection with an acquisition before we are required to seek prior lender approval under the credit agreement.
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
Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$2,013	$5,880
Net cash used in investing activities	(53,051)	(18,258)
Net cash provided by financing activities	2,652	3,480
Net decrease in cash and cash equivalents, net of impact of foreign exchanges on cash	(48,189)	(8,621)
Operating Activities
Net cash provided by operating activities was $2.0 million during the three months ended March 31, 2014. Net loss during the period was $18.7 million adjusted by non-cash charges of $3.0 million for depreciation and amortization, $5.6 million for stock-based compensation and $0.4 million of net premiums paid on purchase of short-term investments. Cash generated from operations during the three months ended March 31, 2014 resulted from sequential changes in our working capital including a $10.9 million decrease in accounts receivable, a $2.0 million decrease in accounts payable and a $1.3 million increase in accrued compensation and benefits.
Net cash provided by operating activities was $5.9 million during the three months ended March 31, 2013. Our net loss during the period was $10.5 million adjusted by non-cash charges of $3.2 million for depreciation and amortization and $5.9 million for stock-based compensation. Cash generated from operations during the three months ended March 31, 2013 resulted from sequential changes in our working capital including a $5.8 million decrease in accounts receivable, a $2.1 million decrease in accounts payable and a $0.8 million increase in accrued compensation and benefits.
Investing Activities
During the three months ended March 31, 2014 cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities of $19.2 million, acquisition of Scout Analytics of $32.5 million and to a lesser extent for property and equipment purchases of $1.3 million.
During the three months ended March 31, 2013 cash used by investing activities was principally from the purchases of short-term investments, net of sales and maturities, of $17.1 million. Use of cash was related to purchases of property and equipment of $1.2 million, including costs capitalized for development of internal-use software.
Financing Activities
Cash provided by financing activities of $2.7 million in the three months ended March 31, 2014 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $2.8 million offset by payment of capital leases obligations.
Cash provided by financing activities was $3.5 million during the three months ended March 31, 2013 and principally resulted from proceeds of $3.7 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and computer equipment. At March 31, 2014, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$837	$320	$390	$127	$—
Operating lease obligations	36,201	8,494	15,000	6,793	5,914
	$37,038	$8,814	$15,390	$6,920	$5,914
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Additionally in August 2013, we issued the Notes raising gross proceeds of $150.0 million, which are excluded from the table above. The Notes will mature on August 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2014.
Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of March 31, 2014, our liability for unrecognized tax benefits was $0.1 million. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.
Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation and income taxes. There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 7, 2014.
Recent Accounting Pronouncements
The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2014, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

(b)Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Bionet Systems, LLC, et al. v. Scout Analytics, Inc., et al., in Superior Court, King County, Washington State

On January 10, 2014, certain now-former shareholders of Scout Analytics, Inc. (“Scout”) filed a lawsuit against Scout and some of its directors and their employers regarding the then-pending acquisition of Scout by us, and on April 17, 2014, the Company was added as an additional defendant in the case. The plaintiffs have asserted claims against all defendants for breach of fiduciary duty, minority shareholder oppression, corporate waste, injunctive relief and unjust enrichment.  In their complaint, the plaintiffs seek damages and payment of their attorneys’ fees and costs. Such shareholders have also asserted dissenter's right claims, related to the acquisition.

The costs of such litigation and dissenter's rights claims are expected to be covered by insurance and/or from the escrow amounts held back from the merger consideration paid for Scout and the other indemnification obligations of the former Scout shareholders.

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
Our quarterly operating results are likely to fluctuate. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers;

•	our ability to retain existing customers and/or maintain the size of our engagements with those customers;

•	the renewal rates we achieve early in an engagement and the time it takes to achieve the close rates expected for the term of the engagement;

•	our ability to effectively sell and implement Renew OnDemand and Scout Analytics;

•	fluctuations in the value of end customer contracts delivered to us;

•	fluctuations in close rates;

•	changes in our commission rates;

•	seasonality;

•	loss of customers for any reason including due to acquisition;

•	the mix of new customers as compared to existing customers;

•	the length of the sales cycle for our solution, and our level of upfront investments prior to the period we begin generating revenue associated with such investments;

•	the timing of customer payments and payment defaults by customers;

•	the amount and timing of operating costs and capital expenditures related to the operations of our business, including the development of new products such as Renew OnDemand;

•	the rate of expansion, productivity and realignment of our direct sales force;

•	the cost and timing of the introduction of new technologies or new services, including additional investments in Renew OnDemand and Scout Analytics;

•	general economic conditions;

•	technical difficulties or interruptions in delivery of our solution;

•	changes in foreign currency exchange rates;

•	changes in tax rates;

•	regulatory compliance costs, including with respect to data privacy;

•	costs associated with acquisitions of companies and technologies;

•	changes in our stock price and the impact of such changes on our convertible notes and related note hedges and warrants;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the impact of new accounting pronouncements.
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
In the fall of 2012, we introduced Renew OnDemand, our next-generation service revenue management platform. This new platform is offered on a subscription basis and serves as the core foundation for our customer-facing cloud applications, in addition to applications we use for our internal operations. Renew OnDemand remains relatively new and we have limited experience selling and/or implementing it for customers and migrating customers from our traditional platform to Renew OnDemand. Given the complexity and significance of this ongoing transition, including as a result of the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if our implementations or migrations are poorly executed. In addition, we expect to incur additional expenses as a result of our near term plans to run dual technology platforms as we move toward broad adoption of Renew OnDemand while maintaining our existing technology platform. Additionally, if we experience any delay or technical problems as a result of moving to Renew OnDemand, we may incur such expenses for much longer than anticipated. Similarly our business operations and customer relationships will be at high risk if Renew OnDemand does not meet our performance expectations, or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue and customer contracts and damage to our reputation.
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
We plan to continue investing significant resources in research and development in order to enhance Renew OnDemand , our managed services offerings, Scout Analytics and other new offerings that will appeal to customers and potential customers. We have undertaken the development of Renew OnDemand as our new technology to offer improved and more scalable service revenue management, including enhancements to our applications. The development of new products and services entails a number of risks that could adversely affect our business and operating results, including:

•	the risk of diverting the attention of our management and our employees from the day-to-day operations of the business;

•	insufficient revenue to offset increased expenses associated with research, development, operational and marketing activities; and

•	write-offs of the value of such technology investments as a result of unsuccessful implementation or otherwise.
If Renew OnDemand, Scout Analytics or any of our other new or modified technology does not work as intended, is not responsive to user preferences or industry or regulatory changes, is not appropriately timed with market opportunity, or is not effectively brought to market, we may lose existing and potential customers or related service revenue opportunities, in which case our results of operations may suffer. The cost of future development of new service revenue management offerings or technologies also could require us to raise additional debt or equity financing. These actions could be dilutive to our stockholders and negatively impact our financial condition or our results of operations.
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
The market for service revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon technology ranging from Excel spreadsheets to internally-developed software to customized versions of traditional business intelligence tools and CRM or ERP software from vendors such as Oracle, SAP, salesforce.com and NetSuite. Some companies have made further investments in this area using firms such as Accenture and McKinsey for technology consulting and education services focused on service renewals. These internally-developed solutions represent the primary alternative to our offerings. We also face direct competition from smaller companies that offer specialized service revenue management solutions, typically providing technology for use by their customers’ internal sales personnel. With our acquisition of Scout in January 2014, we also face competition from other SaaS and enterprise software providers and service providers that offer products and services that analyze recurring revenue management.
We believe the principal competitive factors in our markets include the following:

•	recurring revenue industry expertise, best practices, and benchmarks;

•	quality and reliability of software offerings, including convenience and efficacy of cloud-based offerings;

•	marketing resources and capabilities;

•	performance-based pricing of solutions;

•	ability to increase recurring revenue, renewal rates, and close rates;

•	global capabilities;

•	completeness of solution;

•	ability to effectively represent customer brands to end customers and channel partners;

•	size of upfront investment; and

•	size and financial stability of operations.
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
A substantial portion of our revenue has to date come from a relatively small number of customers. During the three months ended March 31, 2014, our top ten customers accounted for 50% of our revenue with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.
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
To continue to execute on our growth plan, we must attract and retain highly qualified sales representatives, engineers and other key employees in the markets in which we have operations. Competition for these personnel is intense, especially for highly educated, qualified sales representatives. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled key employees with appropriate qualifications. In addition, declines in the trading price of our common stock may make attracting and retaining our employees more difficult given the competitive compensatory environment we face recruiting technology employees in the San Francisco Bay Area. If we fail to attract new sales representatives, engineers and other key employees, or fail to retain and motivate our most successful employees, our business and future growth prospects could be harmed.
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
For the three months ended March 31, 2014, approximately 36% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We monitor and assess our internal control over financial reporting, and if our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert such internal control is effective at such time. If we are unable to assert that our internal control over financial reporting is effective at year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.
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
As we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of our common stock.
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

From time to time, we may be party to lawsuits in the normal course of its business. Such litigation may include claims, suits, government investigations and other proceedings involving intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other matters. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions initiated by us, can often be expensive and time-consuming. Unfavorable outcomes from any claims and/or lawsuits could adversely affect our business, results of operations, or financial condition, and we could incur substantial monetary liability and/or be required to change its business practices. Our business and technology acquisition activity could also result in litigation in connection with such acquired companies. For example, refer to Item 1 of this Form 10-Q which discusses some ongoing litigation related to our acquisition of Scout Analytics, Inc.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us as discussed in more detail elsewhere in these “Risk Factors;”

•	failure to achieve our revenue or earnings expectations, or those of investors or analysts, such as we experienced for the first quarter of 2014;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	recruitment or departure of key personnel;

•	investors’ general perception of us;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity;

•	the volume of trading in our common stock, including sales upon exercise of outstanding options;

•	sales of shares of our common stock by existing stockholders;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	actual or perceived changes in general economic, industry and market conditions.
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
From time to time, we may release financial guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance will be based on forecasts prepared by our management. These forecasts are not prepared with a view toward compliance with published accounting guidelines, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the forecasts and, accordingly, no such person expresses any opinion or any other form of assurance with respect to such forecasts. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any third persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of any future guidance furnished by us may not materialize or may vary significantly from actual future results.
Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 10% of our outstanding common stock as of March 31, 2014. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	May 6, 2014	By:	/s/ ASHLEY F. JOHNSON
Ashley F. Johnson
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

10.1	Amendment 3 to Credit Agreement dated as of January 21, 2014 between the Company and JPMorgan Chase Bank, National Association.
10.2	Amendment 4 to Credit Agreement dated as of May 5, 2014 between the Company and JPMorgan Chase Bank, National Association.
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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) the Notes to Condensed Consolidated Financial Statements. **

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