Form 10-Q
period 2014-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2014-08-05
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of July 31, 2014
Common Stock	83,218,693

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$115,576	$170,132
Short-term investments	124,911	105,001
Accounts receivable, net	60,142	73,113
Deferred income taxes	412	412
Prepaid expenses and other	6,570	6,295
Total current assets	307,611	354,953
Property and equipment, net	28,574	27,998
Deferred income taxes, net of current portion	2,035	2,035
Other assets, net	16,392	8,626
Goodwill	28,987	6,334
Total assets	$383,599	$399,946
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,737	$3,610
Accrued taxes	1,638	1,134
Accrued compensation and benefits	21,801	19,610
Deferred revenue	5,329	5,905
Accrued liabilities and other	12,317	9,509
Total current liabilities	45,822	39,768
Convertible notes, net	117,220	113,915
Other long-term liabilities	4,937	5,566
Total liabilities	167,979	159,249
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 82,973 shares issued and 82,852 shares outstanding as of June 30, 2014; 82,086 shares issued and 81,965 shares outstanding as of December 31, 2013	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	301,091	286,526
Accumulated deficit	(86,082)	(46,250)
Accumulated other comprehensive income	1,044	854
Total stockholders’ equity	215,620	240,697
Total liabilities and stockholders’ equity	$383,599	$399,946
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$65,997	$67,697	$132,813	$128,818
Cost of revenue	48,518	38,620	96,113	77,118
Gross profit	17,479	29,077	36,700	51,700
Operating expenses:
Sales and marketing	17,212	15,367	32,883	30,175
Research and development	6,881	6,794	13,597	13,042
General and administrative	12,256	10,783	25,121	22,004
Total operating expenses	36,349	32,944	71,601	65,221
Loss from operations	(18,870)	(3,867)	(34,901)	(13,521)
Other (income) expense:
Interest expense	(2,471)	(50)	(4,860)	(104)
Other, net	275	(245)	90	(299)
Loss before income taxes	(21,066)	(4,162)	(39,671)	(13,924)
Income tax provision	26	744	161	1,437
Net loss	$(21,092)	$(4,906)	$(39,832)	$(15,361)
Net loss per share, basic and diluted	$(0.25)	$(0.06)	$(0.48)	$(0.20)
Weighted average common shares outstanding, basic and diluted	82,784	77,275	82,432	76,447
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(21,092)	$(4,906)	$(39,832)	$(15,361)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(105)	146	334	211
Unrealized gain (loss) on short-term investments, net of tax	120	(151)	99	(120)
Other comprehensive income (loss), net of tax	15	(5)	433	91
Total comprehensive loss, net of tax	$(21,077)	$(4,911)	$(39,399)	$(15,270)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(39,832)	$(15,361)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,322	6,028
Amortization of debt discount and issuance costs	3,636	24
Accretion of premium on short-term investments and other	40	347
Deferred income taxes	—	545
Stock-based compensation	10,932	11,343
Income tax charge from stock-based compensation	—	264
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable, net	15,504	4,040
Prepaid expenses and other	(45)	(1,204)
Accounts payable	1,030	(558)
Accrued taxes	315	752
Accrued compensation and benefits	1,936	3,291
Accrued liabilities and other	70	2,156
Net cash (used in) provided by operating activities	(92)	11,667
Cash flows from investing activities
Acquisition of property and equipment	(5,577)	(2,224)
Cash paid for acquisition, net of cash acquired	(32,551)	—
Purchases of short-term investments	(46,926)	(26,647)
Sales of short-term investments	23,134	3,154
Maturities of short-term investments	3,943	1,250
Net cash used in investing activities	(57,977)	(24,467)
Cash flows from financing activities
Repayment on capital leases obligations	(212)	(161)
Proceeds from common stock issuances	3,569	13,612
Income tax charge from stock-based compensation	—	(264)
Net cash provided by financing activities	3,357	13,187
Net (decrease) increase in cash and cash equivalents	(54,712)	387
Effect of exchange rate changes on cash and cash equivalents	156	448
Cash and cash equivalents at beginning of period	170,132	76,568
Cash and cash equivalents at end of period	$115,576	$77,403
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods.  The Company has not determined the potential effects on the consolidated financial statements.

Note 2 — Business Acquisition
On January 22, 2014, the Company acquired Scout Analytics, Inc. (“Scout”), a privately held company. Scout provides cloud-based recurring revenue management solutions that enable information services, media publishing, and SaaS companies to understand how customers engage with their online content.
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
Note 3 — Goodwill and Intangible Assets
Intangible Assets
Intangible Assets consisted of the following:

	Six Months Ended June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Developed technology	$4,330	$(480)	$3,850
Customer relationships	3,400	(377)	3,023
Trade name	1,290	(143)	1,147
	$9,020	$(1,000)	$8,020
Amortization expense for intangibles assets recognized during the three and six months ended June 30, 2014 was $0.6 million and $1.0 million respectively.
The estimated future amortization expense of purchased intangible assets as of June 30, 2014 was as follows:

June 30, 2014
(in thousands)
Years ending December 31,
2014 (remaining six months)	$1,128
2015	2,255
2016	2,255
2017	2,255
2018	127
Total	$8,020
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company's second quarter financial statements, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the three and six months ended June 30, 2014.
Goodwill
The changes in the carrying amount of goodwill by operating segment as of June 30, 2014 were as follows:

	Managed Services	Cloud and Business Intelligence	Total
	(in thousands)
Balance as of December 31, 2013	$6,334	$—	$6,334
Addition due to acquisition	—	22,653	22,653
Balance as of June 30, 2014	$6,334	$22,653	$28,987

Note 4 — Cash, cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. The Company has cash and cash equivalents held on its behalf by a third party of $0.5 million as of June 30, 2014 and December 31, 2013, respectively. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and six months ended June 30, 2014 and 2013 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Description
Cash	$114,845	$—	$—	$114,845
Cash equivalents:
Money market mutual funds	731	—	—	731
Total cash and cash equivalents	115,576	—	—	115,576
Short-term investments:
Corporate bonds	49,294	126	(10)	49,410
U.S. agency securities	33,933	57	(7)	33,983
Asset-backed securities	22,432	34	(6)	22,460
U.S. Treasury securities	18,996	66	(4)	19,058
Total short-term investments	124,655	283	(27)	124,911
Cash, cash equivalents and short-term investments	$240,231	$283	$(27)	$240,487
December 31, 2013

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Description
Cash	$169,968	$—	$—	$169,968
Cash equivalents:
Money market mutual funds	164	—	—	164
Total cash and cash equivalents	170,132	—	—	170,132
Short-term investments:
Corporate bonds	40,503	90	(10)	40,583
U.S. agency securities	31,720	40	(13)	31,747
Asset-backed securities	15,880	14	(12)	15,882
U.S. Treasury securities	16,742	50	(3)	16,789
Total short-term investments	104,845	194	(38)	105,001
Cash, cash equivalents and short-term investments	$274,977	$194	$(38)	$275,133

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2014:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than 1 year	$17,643	$17,669
Due in 1 to 3 years	107,012	107,242
Total	$124,655	$124,911
As of June 30, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of June 30, 2014 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$731	$731	$—
Total cash equivalents	731	731	—
Short-term investments:
Corporate bonds	49,410	—	49,410
U.S. agency securities	33,983	—	33,983
Asset-backed securities	22,460	—	22,460
U.S. Treasury securities	19,058	—	19,058
Total short-term investments	124,911	—	124,911
Cash equivalents and short-term investments	$125,642	$731	$124,911

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

The convertible notes issued by the Company in August 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of June 30, 2014 and December 31, 2013 was $130.9 million. and $141.2 million respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any financial liabilities measured at fair value or any long-term debt as of December 31, 2013.

Note 6 — Property and Equipment, Net
Property and equipment balances were comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Computers and equipment	$17,136	$14,675
Software	35,748	34,467
Leasehold improvements	12,765	11,493
Furniture and Fixture	9,667	9,078
	75,316	69,713
Less: accumulated depreciation and amortization	(46,742)	(41,715)
Property and equipment – net	$28,574	$27,998

Depreciation and amortization expense for property and equipment during the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013, was $3.3 million, $6.3 million, $2.8 million and $6.0 million respectively.
Total property and equipment assets under capital lease at June 30, 2014 and December 31, 2013, were $3.4 million and $3.2 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates was $2.9 million and $2.6 million, respectively.
The Company capitalized internal-use software development costs of $0.5 million and $0 million during the three months ended June 30, 2014 and 2013, respectively and $1.0 million and $0 million during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the net value of capitalized costs related to internal-use software, net of accumulated amortization, was $9.6 million and $9.3 million, respectively. Amortization of capitalized costs related to internal-use software for the three and six months ended June 30, 2014 was $0.6 million and $1.2 million, respectively, and for the three and six months ended June 30, 2013 was $1.2 million and $2.5 million, respectively.

Note 7 — Accrued Liabilities and Other
Accrued liabilities and other balances were comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued professional fee	$2,598	$2,527
Deferred rent	904	834
Other employee related	517	374
ESPP contributions	967	892
Obligations under capital lease	258	270
Accrued other	7,073	4,612
	$12,317	$9,509

Note 8 — Credit Facility and Capital Leases
Revolving Credit Facility
On July 5, 2012, the Company, entered into a three-year credit agreement which provides for a secured revolving line of credit based on eligible accounts receivable of up to $25.0 million on and before July 5, 2013 and up to $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. On June 18, 2013, the Company elected to maintain the revolving commitment at $25.0 million. Proceeds available under the credit agreement may be used for working capital and other general corporate purposes. The Company may prepay borrowing under the agreement in whole or in part at any time without premium or penalty. The Company may terminate the commitments under the credit agreement in whole at any time. Effective June 30, 2013, the quarterly commitment fee, payable in arrears, based on the available commitments is 0.30% per annum.
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
Amounts outstanding on the facility at June 30, 2014 consisted of a letter of credit for $575,000 required under an operating lease agreement for office space at the Company’s San Francisco headquarters. Any outstanding loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. At June 30, 2014, the interest rate for borrowings under the facility was 2.2%.
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

On August 1, 2014, the Company entered into a waiver under the Credit Agreement that waived its failure to comply with consolidated funded debt to EBITDA ratio for the quarter ended June 30, 2014.
The Company’s obligations under the credit agreement are guaranteed by its subsidiary, ServiceSource Delaware, Inc. (the “Guarantor”) and are collateralized by substantially all of the assets of the Company and the Guarantor.
Capital Leases
The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 5.6% and 2.5% at June 30, 2014 and 2013, respectively.
Future minimum annual payments under capital lease obligations as of June 30, 2014 were as follows (in thousands):

June 30, 2014
Years Ending December 31,
2014 (remaining six months)	$160
2015	200
2016	134
2017	81
2018	83
Thereafter	64
Total	$722
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

•	upon the occurrence of specified corporate events described in the Indenture.
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
The net carrying amount of the liability component of the Notes as of June 30, 2014 consists of the following (in thousands):

Principal amount	$150,000
Unamortized debt discount	(32,780)
Net carrying amount	$117,220
The following table presents the interest expense recognized related to the Notes for the six months ended June 30, 2014 (in thousands):

Contractual interest expense at 1.5% per annum	$1,125
Amortization of debt issuance costs	360
Accretion of debt discount	3,305
Total	$4,790
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

Note 10 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense for the three months ended June 30, 2014 and 2013 was $2.4 million and $2.1 million, respectively, and for the six months ended June 30, 2014 and 2013 was $4.6 million and $4.3 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2014 were as follows (in thousands):

June 30, 2014
Years Ending December 31,
2014 (remaining six months).	$4,258
2015	7,340
2016	5,116
2017	4,825
2018	4,469
Thereafter	9,795
Total	$35,803

Other Contractual Obligations
In August 2013, the Company issued the Notes raising gross proceeds of $150.0 million. The Notes will mature on August 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2014.

Litigation
Bionet Systems, LLC, et al. v. Scout Analytics, Inc., et al., in Superior Court, King County, Washington State, and related claims
On January 10, 2014, certain now-former shareholders of Scout Analytics, Inc. (“Scout”) filed a lawsuit against Scout and some of its directors and their employers regarding the then-pending acquisition of Scout by the Company. The plaintiffs have asserted claims against all defendants for breach of fiduciary duty, minority shareholder oppression, corporate waste, injunctive relief and unjust enrichment.  In their complaint, the plaintiffs seek damages and payment of their attorneys’ fees and costs.  On April 17, 2014, the plaintiffs filed a First Amended Complaint, in which they added the Company as a defendant, and asserted claims for tortious interference.

Certain now-former Scout shareholders have also asserted dissenter's rights claims related to the Scout acquisition.  On June 13, 2014, the Company filed a lawsuit in the Superior Court for King County, Washington, in which it seeks a determination by the Court as to the fair value of the shares, and that such shareholder claims have no merit.

The costs of such litigation and dissenter's rights claims are expected to be covered by insurance and/or by either the escrow amounts held back from the merger consideration paid for Scout, or the indemnification obligations of the former Scout shareholders.

The Company may be subject to litigation or other claims in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to any currently pending or threatened litigation or claims is remote, not reasonably possible or not probable, and in any instance, any such liability would not materially affect its consolidated financial position, results of operations, or cash flows.

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
The weighted average Black-Scholes model assumptions for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (in years)	5.0	5.0	5.0	5.0
Expected volatility	41%	44%	41%	44%
Risk-free interest rate	1.63%	0.84%	1.61%	0.85%
Expected dividend yield	—	—	—	—
Option and restricted stock activity under the 2011 Plan for the six months ended June 30, 2014 was as follows (shares in thousands)

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2013	5,755	8,908	$5.89	5,431
Additional shares reserved under the 2011 equity incentive plan	3,279	—	—	—
Granted	(3,583)	1,214	5.61	2,369
Options exercised/ Restricted stock released	—	(496)	5.31	(650)
Canceled/Forfeited	2,213	(947)	7.01	(1,261)
Outstanding — June 30, 2014	7,664	8,679	5.76	5,889

The weighted average grant-date fair value of employee stock options granted during the three months ended June 30, 2014 and 2013 was $1.59 and $2.67 per share, respectively and for the six months ended June 30, 2014 and 2013 was $2.15 and $2.68 per share, respectively.
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$1,099	$688	$2,133	$1,420
Sales and marketing	1,583	2,449	3,420	4,982
Research and development	736	519	1,437	1,005
General and administrative	1,932	1,767	3,942	3,936
Total stock-based compensation	$5,350	$5,423	$10,932	$11,343
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
The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2014, 0.8 million additional shares were reserved under the ESPP pursuant to the plan's automatic increase provision. As of June 30, 2014, 0.9 million shares had been issued under the ESPP and 2.3 million shares were available for future issuance.
Note 12 — Income Taxes
The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is currently undergoing examination of the California Franchise Tax Returns relating to California state income taxes of its U.S. operating subsidiary for the years 2008 through 2010.  Accordingly, tax years 2008 through 2013 remain subject to examination in California. The 2009 through 2013 tax years generally remain subject to examination by federal, state and foreign tax authorities. The Company’s gross amount of unrecognized tax benefits was $0.9 million as of December 31, 2013 and as of June 30, 2014, $0.1 million of which, if recognized, would affect the company’s effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.
During the quarter ended June 30, 2014, consistent with the Company’s practice in prior periods, management reassessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In performing its evaluation, management placed significant emphasis on guidance in ASC 740, which states that “[a] cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, management concluded on a more-likely-than-not basis that most of the Company‘s U.S. deferred tax assets were not realizable. Significant negative evidence included U.S. pretax losses (as calculated consistent with ASC 740) in each of the Company's 2014 quarters and for the cumulative twelve-quarter period ended June 30, 2014. Additionally, company forecasts indicated a continuation of U.S pretax losses for the remainder of calendar year 2014. The Company also concluded on a more-likely-than-not basis that its Singapore and Ireland deferred tax assets were not realizable, based on cumulative pretax losses incurred for the cumulative twelve-quarter period ended June 30, 2014 and forecast pretax losses for the remainder of the year.
At June 30, 2014 management concluded that the cumulative losses for the most recent three years, as well as the forecast losses for calendar 2014, represented significant negative evidence as to why a valuation allowance was warranted. Management also considered the Company’s near-term financial forecast on a jurisdictional basis which indicated that three-year cumulative loss estimates in the U.S., Singapore and Ireland would not reverse in the near future. Assessing these factors and the fact that that the most objective and verifiable data were the cumulative three-year losses in each jurisdiction through June 30, 2014, management concluded that, on a more-likely-than-not basis, the Company’s U.S., Singapore and Ireland tax deferred tax assets would not be realized. As a result, the Company continued to provide a valuation allowance for all US federal deferred tax assets, net of liabilities, for all Ireland and Singapore net deferred tax assets, and for substantially all of the Company’s state deferred tax assets. The remaining deferred tax assets at June 30, 2014 relate to jurisdictions in which the Company has net adjusted historical pretax profits and sufficient forecast profitability to assure future realization of such deferred tax assets.
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

Note 13 — Segments
The Company has two operating segments. The information for the three and six months ended June 30, 2013 has been reclassified to conform to the current presentation.

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

Cloud and Business Intelligence- The Company’s cloud and business intelligence solution consist of its subscription sales and professional services to deploy the Company's solutions. Subscription sales consists of selling subscriptions to Renew OnDemand and Scout Analytics, both SaaS applications. The foundation of the Company’s cloud solution is Renew OnDemand, a SaaS-based renewal management system based on its data warehouse of transactional, analytical and industry data that grows with each service renewal transaction and customer.
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
Summarized financial information by reporting segments based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net Revenue
Managed Services	$58,575	$63,045	$117,144	$121,384
Cloud and Business Intelligence	7,422	4,652	15,669	7,434
	65,997	67,697	132,813	128,818

Gross Profit
Managed Services	15,986	26,942	33,249	49,163
Cloud and Business Intelligence	1,493	2,135	3,451	2,537
	17,479	29,077	36,700	51,700

Unallocated operating expenses	36,349	32,944	71,601	65,221
Loss from operations	$(18,870)	$(3,867)	$(34,901)	$(13,521)

The Company’s business is geographically diversified. During the second quarter of 2014, 65% of our net revenue was earned in North America and Latin America (“NALA”), 25% in Europe, Middle East and Africa (“EMEA”) and 10% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. All of NALA net revenue represents revenue generated in the United States.
Summarized financial information by geographic location based on the Company’s internal management reporting is as follows (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue
NALA	$43,140	$42,482	$85,958	$80,289
EMEA	16,354	18,238	34,442	35,758
APJ	6,503	6,977	12,413	12,771
Total net revenue	$65,997	$67,697	$132,813	$128,818

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on behalf of our customers; errors in estimates as to the service revenue we can generate for our customers; our ability to attract new customers and retain existing customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of our next-generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand or our other SaaS offerings; our strategy with respect to our business services and SaaS businesses and cost allocation and management efforts; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity, our leverage consisting of our recently issued convertible notes and related matters concerning our note hedges and warrants; our competitive position; the effects of competition; industry environment; potential growth opportunities; and our expected benefits from the acquisition of Scout. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
All dollar amounts expressed as numbers in this MD&A (except per share amounts) are in millions.
OVERVIEW
We are the global leader in recurring revenue management. We offer a cloud application, Renew OnDemand, to automate this highly valuable but typically manual business process. Renew OnDemand and our proven managed services, drive higher subscription, maintenance and support revenue while improving customer retention and increasing business predictability. We manage the service contract renewals process for renewals of maintenance, support and subscription agreements on behalf of our customers. Our integrated solution consists of dedicated service sales teams working under our customers’ brands and our proprietary Renew OnDemand platform and applications. By integrating software, managed services and data, we address the critical steps of the renewals process including data management, quoting, selling and recurring revenue business intelligence. Our business is built on our pay-for-performance model, whereby our revenues are based on the service renewals customers achieve with our solution, although we have been establishing a base of subscription revenue agreements to our technology platform and applications. We also offer our Scout Analytics suite of role-based products that leverage the Scout Platform, a recurring revenue management solution designed to maximize customer value and accelerate growth in revenue and profits. All of the products in the Scout Platform help companies integrate customer data, predict opportunities, and automate customer engagement processes, but each product comes with its own specialized workflows, automation, and reports, designed to solve specific recurring revenue challenges.
Over the past two years, we have devoted significant resources to developing Renew OnDemand. With its launch in December 2012, we transitioned from a Managed Service business to a software and services company where we unbundled the two product offerings. We have expanded our professional services, research and development and sales team capabilities to develop and market our SaaS based solution in addition to our existing managed service offering. In addition, our acquisition of Scout Analytics in January 2014 has expanded our product offerings of SaaS based solutions.
Despite a number of customer expansions and additions, our revenue and profitability was adversely impacted in the second quarter of 2014 due to execution challenges in our bundled solutions offering. In July 2014, we announced plans to create two business units for our Managed Services (MS) and SaaS operations and to align our customer-facing teams along those different efforts. This includes sales and solution marketing, customer success and professional services to enable us to articulate a crisp and distinct value proposition for each offering. We also plan to focus on driving improved execution and reducing inefficiencies and cost-to-serve in our core Managed Services business and scaling our Cloud & Business Intelligence business. Finally, we aim to lower overall operating costs by reducing our global expense infrastructure. We expect these improvements to have little impact on our expected financial results for the remainder of 2014, but these efforts are designed to enable us to run our business more efficiently and with more scale across our two business units in 2015 and beyond.
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
For SaaS offerings, the SPA may be more limited and focused on the benefits of the respective technology and therefore may take less time.
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
Establishment of “Software-as-a-Service” Business unit. Within the software industry, there is a growing trend toward providing software to customers using a software-as-a-service (“SaaS”) model. Under this model, SaaS companies provide access to software applications to customers on a remote basis, and provide their customers with a subscription to use the software, rather than licensing software to their customers.
We have two SaaS-based applications that we develop and support -Renew OnDemand (our purpose-built SaaS offering to manage and maximize recurring revenue ) and Scout (our Saas offering to help companies with predictive analytics for recurring revenue). Our Research and development costs are primarily related to these two SaaS based applications, we intend to maintain customer support, training and professional service organizations to support deployments of our solutions. Our current spending incorporates a level of investment required for development of our products and are targeted at improving the tools and infrastructure that will make the product easier to deploy and support in the future. We believe that the level of effort to deploy and maintain these applications will decline over time, due to product development investments made this year to improve the application layer of the solutions and to improve the underlying database architecture and reduce the overall cost of our cloud infrastructure. As a result, we expect costs to remain flat for the remainder of 2014 and rise more slowly or at the same pace as revenue growth in future years.
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
We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 50% and 45% of our net revenue for the six months ended June 30, 2014 and 2013, respectively.
Cost of Revenue and Gross Profit
Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under, “—Factors Affecting Our Performance—Implementation Cycle”. We are currently evaluating measures we can take to reduce our costs to deliver our solutions and support our customer engagements , in order to improve our gross profit.
Operating Expenses
Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of compensation and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between twelve and fourteen months following the execution of the applicable contract. We currently expect sales and marketing expenses to increase for 2014 as we build out our SaaS sales team and decrease or remain flat as a percentage of revenue in 2015.

Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products, including Renew OnDemand, our next-generation technology platform, and adding new features to our existing technology platform. In connection with the development and enhancements of our SaaS applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to remain flat for the remainder of 2014 and rise more slowly or at the same pace as revenue growth in future years.
General and Administrative. General and administrative expenses consist primarily of compensation for our executive, human resources, finance and legal functions, and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses. We expect that our general and administrative expenses will remain flat on an absolute basis as we streamline our operations across the two business segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net revenue	$65,997	$67,697	$132,813	$128,818
Cost of revenue	48,518	38,620	96,113	77,118
Gross profit	17,479	29,077	36,700	51,700
Operating expenses:
Sales and marketing	17,212	15,367	32,883	30,175
Research and development	6,881	6,794	13,597	13,042
General and administrative	12,256	10,783	25,121	22,004
Total operating expenses	36,349	32,944	71,601	65,221
Loss from operations	(18,870)	(3,867)	(34,901)	(13,521)
Other (income) expense:
Interest expense	(2,471)	(50)	(4,860)	(104)
Other, net	275	(245)	90	(299)
Loss before income taxes	(21,066)	(4,162)	(39,671)	(13,924)
Income tax provision	26	744	161	1,437
Net loss	$(21,092)	$(4,906)	$(39,832)	$(15,361)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$1,099	$688	$2,133	$1,420
Sales and marketing	1,583	2,449	3,420	4,982
Research and development	736	519	1,437	1,005
General and administrative	1,932	1,767	3,942	3,936
Total stock-based compensation	$5,350	$5,423	$10,932	$11,343

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	74%	57%	72%	60%
Gross profit	26%	43%	28%	40%
Operating expenses:
Sales and marketing	26%	23%	25%	23%
Research and development	10%	10%	10%	10%
General and administrative	19%	16%	19%	17%
Total operating expenses	55%	49%	54%	50%
Loss from operations	(29)%	(6)%	(26)%	(10)%

Three months ended June 30, 2014 and June 30, 2013

Net Revenue

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
Managed Services	$58,575	90%	$63,045	93%	$(4,470)	(7)%
Cloud and Business Intelligence	7,422	10%	4,652	7%	2,770	60%
Total net revenue	$65,997	100%	$67,697	100%	$(1,700)	(3)%

Net revenue decreased $1.7 million, or 3%, for the second quarter of 2014, compared to the second quarter of 2013. The overall decrease in revenue in the second quarter of 2014 was due to under-performance in the installed base of our Managed Services business globally, relatively light new additions of new business in 2013 and the first quarter of 2014, a slower than expected ramping of new business added in prior quarters, and the loss or reduction of contracts with our customers that was consistent with prior periods.
Managed services revenue decreased by 7% for the second quarter of 2014, compared to the second quarter of 2013 due to the restructuring of certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform, which resulted in a shift of some revenue from managed services to cloud and business intelligence. International regions showed a decline with revenues decreasing 10% in EMEA and 7% in APJ for the second quarter of 2014, compared to the second quarter of 2013, due primarily to slow acquisition of new business compounded by certain international customers deciding to bring the renewals inhouse.
The increase in revenue from our cloud and business intelligence for the second quarter of 2014, compared to the second quarter of 2013, was attributable to the acquisition of new business, the restructuring of a certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform and revenue attributable to Scout SaaS solution acquired in January 2014.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Cost of revenue
Managed Services	$42,589	65%	$36,103	53%	$6,486	18%
Clouds and Business Intelligence	5,929	9%	2,517	4%	3,412	136%
Total cost of revenue	$48,518	74%	$38,620	57%	$9,898	26%

	Three Months Ended June 30,
	2014		2013
	Amount	Gross Profit %	Amount	Gross Profit %	Change	% Change
	(in thousand)
Gross profit
Managed Services	15,986	24%	26,942	40%	(10,956)	(41)%
Clouds and Business Intelligence	1,493	2%	2,135	3%	(642)	(30)%
Total gross profit	17,479	26%	29,077	43%	(11,598)	(40)%

The 18% increase in our cost of revenue for our managed services business in the second quarter of 2014 compared to 2013, reflected a $5.7 million increase in the compensation of service sales personnel as a result of increased headcount and higher average salaries.
The $3.4 million increase in our cost of revenue for our cloud and business intelligence business in the second quarter of 2014 compared to 2013, reflected a $2.2 million increase in compensation, and a $1.0 million increase in information technology and depreciation.
Gross profit in the second quarter of 2014 was adversely impacted for our managed services business due to the restructuring of some of the managed services contracts with our installed base customers to include a subscription to our SaaS platform. This change has the effect of reducing the revenue for our Managed Services business, without necessarily reducing the cost structure. In addition, to better support our customers, we have increased our investment across several key accounts, both in terms of Managed Services and professional services personnel. This increased allocation of resources has continued to compress our gross margins across both of our business segments. The compression in gross profit was also driven by the lower revenue and operational challenges faced by Managed Services, compounded by salary increases in NALA.
Gross profit in the second quarter of 2014 decreased for our cloud and business intelligence business by the improved scale in our SaaS business offset by shift in some of these expenses from research and development to cost of revenue, as we transitioned from development to customer deployment of these products.

Operating Expenses

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$17,212	26%	$15,367	23%	$1,845	12%
Research and development	6,881	10%	6,794	10%	87	1%
General and administrative	12,256	19%	10,783	16%	1,473	14%
Total operating expenses	$36,349	55%	$32,944	49%	$3,405	10%
Includes stock-based compensation of:
Sales and marketing	$1,583		$2,449		$(866)
Research and development	736		519		217
General and administrative	1,932		1,767		165
Total stock-based compensation	$4,251		$4,735		$(484)

Sales and marketing expenses

The 12% increase in sales and marketing expenses in the second quarter of 2014 resulted primarily from an additional $1.2 million in consulting fees for third-party consultants related to the strategy work around go-to-market as well as higher sales commission expense incurred due to the signing of new customer contracts. The increase was partially offset by lower stock-based compensation of $0.9 million due to true up of expenses for turnover of certain sales and marketing executives. We expect sales and marketing expenses to increase slightly for the remainder of 2014 as we execute on our new strategy of building two separate sales and marketing teams to support each respective business unit.
Research and development expenses
The increase in research and development expense in the second quarter of 2014 was primarily due to headcount growth due to the acquisition of Scout as well as hiring engineers to support our SaaS products. The increase was partially offset due to capitalization of $0.5 million of labor and third party costs for enhancement of Renew OnDemand in the second quarter of 2014 as compared to no capitalized costs in the second quarter of 2013. We expect research and development spending to remain flat for the remainder of 2014 and rise more slowly or at the same pace as revenue growth in future years.
General and administrative expenses
The 14% increase in general and administrative expense in the second quarter of 2014 as compared to the second quarter of 2013 reflected a $1.6 million increase in compensation due to headcount growth across all geographies and investments in our information technology infrastructure to support our global operations.
Other Expense, Net

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$2,471	4%	$50	—%	$2,421	4,842%
Other, net	$(275)	—%	$245	—%	$(520)	(212)%

Interest expense for the second quarter of 2014 increased by $2.4 million as compared to the same period in 2013 due to accretion of debt discount and the amortization of debt issuance costs of $1.8 million and interest expense of $0.6 million for the convertible notes issued in August 2013.
Income Tax Provision

	Three Months Ended June 30,
	2014	2013	Change	% Change
	(in thousands)
Income tax provision	$26	$744	$(718)	(97)%

For the second quarter of 2014, we recorded a charge to income tax expense of $0.1 million.  This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions, offset by benefits available from foreign losses.  No benefit was otherwise provided for losses incurred in U.S. and Singapore, because those losses are offset by a full valuation allowance.
In the second quarter of 2013, we recorded a charge to income tax expense of $0.7 million. No benefit was otherwise provided for losses incurred in U.S., Singapore and Japan, because those losses were offset by a full valuation allowance.

Six months ended June 30, 2014 and June 30, 2013

Net Revenue

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
Managed Services	$117,144	88%	$121,384	94%	$(4,240)	(3)%
Cloud and Business Intelligence	15,669	12%	7,434	6%	8,235	111%
Total net revenue	$132,813	100%	$128,818	100%	$3,995	3%

Net revenue increased $4.0 million, or 3%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Managed services revenue decreased by 3% in the six months ended June 30, 2014, compared to the six months ended June 30, 2013 due to the restructuring of certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform, which resulted in a shift of some revenue from managed services to cloud and business intelligence. International regions showed a decline with revenues decreasing 4% in EMEA and 3% in APJ in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due primarily to slow acquisition of new business compounded by certain international customers deciding to bring the renewals inhouse.
The increase in revenue from our cloud and business intelligence in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was attributable to the acquisition of new business, the restructuring of a certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform and revenue attributable to Scout SaaS solution acquired in January 2014.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Cost of revenue
Managed Services	$83,895	63%	$72,221	56%	$11,674	16%
Clouds and Business Intelligence	12,218	9%	4,897	4%	7,321	149%
Total cost of revenue	$96,113	72%	$77,118	60%	$18,995	25%

	Six Months Ended June 30,
	2014		2013
	Amount	Gross Profit %	Amount	Gross Profit %	Change	% Change
	(in thousand)
Gross profit
Managed Services	33,249	25%	49,163	38%	(15,914)	(32)%
Clouds and Business Intelligence	3,451	3%	2,537	2%	914	36%
Total gross profit	36,700	28%	51,700	40%	(15,000)	(29)%

The 16% increase in our cost of revenue for our managed services business in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, reflected a $10.1 million increase in the compensation of service sales personnel as a result of increased headcount and higher average salaries.
The $7.3 million increase in our cost of revenue for our cloud and business intelligence business in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, reflected a $4.5 million increase in compensation, a $1.4 million increase in allocations for information technology and depreciation and a $0.6 million increase in professional services due to the shift in some of these expenses from research and development to cost of revenue, as we transitioned from developing the products to having deployed customers on Renew OnDemand.
Gross profit was adversely impacted for our managed services business due to the restructuring of some of the managed services contracts with our installed base customers to include a subscription to our SaaS platform. This change has the effect of reducing the revenue for our Managed Services business, without necessarily reducing the cost structure. The compression in gross profit was driven by the lower revenue and lower operational efficiency by Managed Services teams and increased average salary in NALA.
Gross profit in the second quarter of 2014 slightly improved for our cloud and business intelligence business by the improved scale in our SaaS business offset by shift in some of these expenses from research and development to cost of revenue, as we transitioned from development to deployment of these products.

Operating Expenses

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$32,883	25%	$30,175	23%	$2,708	9%
Research and development	13,597	10%	13,042	10%	555	4%
General and administrative	25,121	19%	22,004	17%	3,117	14%
Total operating expenses	$71,601	54%	$65,221	50%	$6,380	10%
Includes stock-based compensation of:
Sales and marketing	$3,420		$4,982		$(1,562)
Research and development	1,437		1,005		432
General and administrative	3,942		3,936		6
Total stock-based compensation	$8,799		$9,923		$(1,124)

Sales and marketing expenses

The 9% increase in sales and marketing expenses in the six months ended June 30, 2014 reflected headcount growth resulting in increased compensation of $1.6 million. The increase also resulted from a $1.2 million increase in consulting fees for third-party consultants related to the strategy work around go-to-market. The increase was partially offset by lower stock-based compensation of $1.6 million due to true up of expenses for terminations. We expect sales and marketing expenses to increase slightly for the remainder of 2014 as we execute on our new strategy of building two separate sales and marketing teams to support each respective business unit.
Research and development expenses
The increase in research and development expense in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to headcount growth due to the acquisition of Scout as well as hiring engineers to support our SaaS products. The increase was partially offset due to capitalization of $1.0 million of labor and third party costs for enhancement of Renew OnDemand in the first half of 2014 as compared to no capitalized costs in the first half of 2013. We expect research and development spending to remain flat for the remainder of 2014 and rise more slowly or at the same pace as revenue growth in future years.
General and administrative expenses
The 14% increase in general and administrative expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 reflected a $3.0 million increase in compensation due to headcount growth across all geographies and investments in our information technology infrastructure to support our global operations.
Other Expense, Net

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$4,860	4%	$104	—%	$4,756	4,573.08%
Other, net	$(90)	—%	$299	—%	$(389)	(130.10)%

Interest expense for the six months ended June 30, 2014 increased by $4.8 million as compared to the six months ended June 30, 2013 due to accretion of debt discount and the amortization of debt issuance costs of $3.6 million and interest expense of $1.1 million for the convertible notes issued in August 2013.
Income Tax Provision

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(in thousands)
Income tax provision	$161	$1,437	$(1,276)	(89)%

For the six months ended June 30, 2014 we recorded a charge to income tax expense of $0.2 million.  This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions, offset by benefits available from foreign losses.  No benefit was otherwise provided for losses incurred in U.S. and Singapore, because those losses are offset by a full valuation allowance.

For the six months ended June 30, 2013, we recorded a charge to income tax expense of $1.4 million. This charge represents anticipated taxes in jurisdictions where we have profitable operations, including certain US states, offset by limited benefits available from losses in Ireland. No benefit was otherwise provided for losses incurred in US and Singapore, because these losses are offset by a full valuation allowance.
Liquidity and Capital Resources

At June 30, 2014, we had cash, cash equivalents and short-term investments of $240.5 million, which primarily consisted of money market mutual funds, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. In addition, at June 30, 2014, we had cash and cash equivalents of $0.5 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be permanently reinvested in foreign operations and our current plans do not require us to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S. and have access to external funding under our credit agreement.
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless earlier converted. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.6 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of June 30, 2014.
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

On August 1, 2014, we entered into a waiver under the Credit Agreement that waived our failure to comply with consolidated funded debt to EBITDA ratio for the quarter ended June 30, 2014.
Our obligations under the Credit Agreement are guaranteed by our subsidiary, ServiceSource Delaware, Inc., and are collateralized by substantially all of our assets and our subsidiary’s assets.
Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(92)	$11,667
Net cash used in investing activities	(57,977)	(24,467)
Net cash provided by financing activities	3,357	13,187
Net (decrease) increase in cash and cash equivalents, net of impact of foreign exchanges on cash	(54,556)	835
Operating Activities
Net cash used by operating activities was $0.1 million during the six months ended June 30, 2014. Net loss during the period was $39.8 million adjusted by non-cash charges of $6.3 million for depreciation and amortization, $10.9 million for stock-based compensation and $0.4 million of net premiums paid on purchase of short-term investments. Cash used from operations during the six months ended June 30, 2014 resulted from sequential changes in our working capital including a $15.5 million decrease in accounts receivable, a $1.0 million decrease in accounts payable and a $1.9 million increase in accrued compensation and benefits.
Net cash provided by operating activities was $11.7 million during the six months ended June 30, 2013. Our net loss during the period was $15.4 million adjusted by non-cash charges of $6.0 million for depreciation and amortization and $11.3 million for stock-based compensation. Cash generated from operations during the six months ended June 30, 2013 resulted from sequential changes in our working capital including a $4.2 million decrease in accounts receivable, a $0.6 million decrease in accounts payable and a $3.2 million increase in accrued compensation and benefits.
Investing Activities
During the six months ended June 30, 2014 cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities of $19.8 million, acquisition of Scout Analytics of $32.5 million and to a lesser extent for property and equipment purchases of $5.6 million.
During the six months ended June 30, 2013 cash used by investing activities was principally from the purchases of short-term investments, net of sales and maturities, of $22.2 million. Use of cash related to purchases of property and equipment was $2.2 million, including costs capitalized for development of internal-use software.
Financing Activities
Cash provided by financing activities of $3.4 million in the six months ended June 30, 2014 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $3.6 million offset by payment of capital leases obligations.
Cash provided by financing activities was $13.2 million during the six months ended June 30, 2013 and principally resulted from proceeds of $13.6 million from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan.
Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and computer equipment. At June 30, 2014, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$722	$258	$358	$106	$—
Operating lease obligations	35,803	8,493	15,264	6,706	5,340
	$36,525	$8,751	$15,622	$6,812	$5,340
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
Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of June 30, 2014, our liability for unrecognized tax benefits was $0.1 million. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.
Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation and income taxes. There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 7, 2014.
Recent Accounting Pronouncements
The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 30, 2014, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

We will undertake a restructuring plan of our business units and such plan may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

Following our recent strategic review, we plan to undertake a restructuring plan of our business units, which includes a separation of our Cloud & Business Intelligence business unit from our Managed Services. The establishment of these two separate business units may not be achieved in a timely and efficient manner, and may not fully realize the anticipated growth and costs savings for a variety of reasons. Some of the risks relating to this restructuring include potential disruption of our operations, diverting management from other important work, failure to obtain anticipated growth rates, a loss of employee morale and productivity, including the effects of employee attrition, and costs relating to such restructuring plans exceeding the costs previously estimated.

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
A substantial portion of our revenue has to date come from a relatively small number of customers. During the three and six months ended June 30, 2014, our top ten customers accounted for 52% and 50% of our revenue respectively, with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.
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

We have experienced turnover in some key executive positions over the last twelve months. Our future success depends on the continued contributions of our executives, each of whom may be difficult to replace. Our future success also depends in part on our ability to attract, hire, integrate and retain qualified service sales personnel, sales representatives and management-level employees to oversee such sales forces in addition to marketing, research and development and general and administrative personnel to support our global operation. In particular, Michael Smerklo, our chairman of the board of directors and chief executive officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of Mr. Smerklo’s services or those of our other executives, or our inability to continue to attract and retain high-quality talent, could harm our business.
We depend on revenue from sources outside the United States, and our international business operations and expansion plans are subject to risks related to international operations, and may not increase our revenue growth or enhance our business operations.

For the three and six months ended June 30, 2014, approximately 35% of our revenue was generated from sales centers located outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
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

We may record impairment charges related to our acquisitions or strategic investments. In assessing goodwill for impairment, we make significant estimates and assumptions, including estimates and assumptions about market penetration, anticipated growth rates and risk-adjusted discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and industry data. The estimates and assumptions used by management have a high degree of subjectivity and require significant judgment on the part of management. Changes in estimates and assumptions in the context of our impairment testing may have a material impact on us. Any losses or impairment charges that we incur related to acquisitions or strategic investments may have a negative impact on our financial results, and we may continue to incur new or additional losses related to acquisitions or strategic investments that we have not fully impaired or exited.
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
Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 10% of our outstanding common stock as of June 30, 2014. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Any provision of our certificate of incorporation, by laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock
Our business could be negatively affected as a result of actions of activist stockholders.
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions. We have recently seen some activist investors take ownership positions in our common stock and initiate communications with us. As a general matter, if we become engaged in a proxy contest with an activist stockholder in the future, our business could be adversely affected as such contests could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to current or potential buyers and sellers on our platform, and make it more difficult to attract and retain qualified personnel. If buyers and/or sellers choose to delay, defer or reduce transactions with us or through our platform or transact with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be adversely affected.
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
We have substantial existing indebtedness. In August 2013, we issued $150.0 million aggregate principal amount of our convertible notes. We also have entered into a credit agreement providing for a secured revolving line of credit based on eligible accounts receivable of up to $10.0 million, with a $2.0 million letter of credit sublimit, under which we had amounts outstanding at June 30, 2014 consisting solely of a letter of credit for $575,000.
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
A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of all of our outstanding convertible notes and credit facilities. For example, on August 4, 2014, we entered into a waiver under our credit agreement that waived our failure to comply with a consolidated funded debt to EBITDA ratio for the quarter ended June 30, 2014. We may not be able to obtain waivers of covenants in the future, and the failure to comply with the covenants and other provisions of the credit agreement could result in a lack of availability for borrowing under the credit facility or events of default, which could permit acceleration of repayment of all amounts due under the credit agreement, and may lead to a cross default under any other outstanding indebtedness.

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
In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes. In addition, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On August 4, 2014, we entered into a waiver under our revolving credit facility that waived our failure to comply with a consolidated funded debt to EBITDA for the quarter ended June 30, 2014.
Item 6. Exhibits
See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	August 5, 2014	By:	/s/ ASHLEY F. JOHNSON
Ashley F. Johnson
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

10.1(2)	Amendment 4 to Credit Agreement dated as of May 5, 2014 between the Company and JPMorgan Chase Bank, N.A.

10.2	Waiver related to Credit Agreement dated August 4, 2014 between the Company and JPMorgan Chase Bank, N.A.

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statement of Operations for the three and six months ended June 30 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the Notes to Condensed Consolidated Financial Statements. **

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

(2)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2014.

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