Form 10-Q
period 2014-09-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2014-11-06
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2014
Common Stock	83,786,927

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$98,922	$170,132
Short-term investments	125,001	105,001
Accounts receivable, net	59,988	73,113
Deferred income taxes	433	412
Prepaid expenses and other	6,583	6,295
Total current assets	290,927	354,953
Property and equipment, net	27,672	27,998
Deferred income taxes, net of current portion	2,152	2,035
Goodwill and intangibles, net	15,443	6,334
Other assets, net	8,177	8,626
Total assets	$344,371	$399,946
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,765	$3,610
Accrued taxes	684	1,134
Accrued compensation and benefits	19,238	19,610
Deferred revenue	6,109	5,905
Accrued liabilities and other	11,884	9,509
Total current liabilities	40,680	39,768
Convertible notes, net	118,958	113,915
Other long-term liabilities	4,892	5,566
Total liabilities	164,530	159,249
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 83,519 shares issued and 83,398 shares outstanding as of September 30, 2014; 82,086 shares issued and 81,965 shares outstanding as of December 31, 2013	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	307,178	286,526
Accumulated deficit	(127,868)	(46,250)
Accumulated other comprehensive income	964	854
Total stockholders’ equity	179,841	240,697
Total liabilities and stockholders’ equity	$344,371	$399,946
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$64,713	$66,482	$197,526	$195,300
Cost of revenue	49,218	39,730	145,331	116,848
Gross profit	15,495	26,752	52,195	78,452
Operating expenses:
Sales and marketing	14,343	13,731	47,225	43,906
Research and development	6,402	5,500	19,999	18,542
General and administrative	10,932	11,177	36,053	33,182
Restructuring and other	1,937	—	1,937	—
Goodwill impairment	21,000	—	21,000	—
Total operating expenses	54,614	30,408	126,214	95,630
Loss from operations	(39,119)	(3,656)	(74,019)	(17,178)
Other (income) expense:
Interest expense	(2,495)	(1,272)	(7,356)	(1,376)
Other, net	(372)	179	(282)	(119)
Loss before income taxes	(41,986)	(4,749)	(81,657)	(18,673)
Income tax provision (benefit)	(200)	753	(39)	2,190
Net loss	$(41,786)	$(5,502)	$(81,618)	$(20,863)
Net loss per share, basic and diluted	$(0.50)	$(0.07)	$(0.99)	$(0.27)
Weighted average common shares outstanding, basic and diluted	83,131	79,740	82,668	77,557
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(41,786)	$(5,502)	$(81,618)	$(20,863)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	155	(180)	489	32
Unrealized gain (loss) on short-term investments, net of tax	(235)	254	(136)	134
Other comprehensive income (loss), net of tax	(80)	74	353	166
Total comprehensive loss, net of tax	$(41,866)	$(5,428)	$(81,265)	$(20,697)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(81,618)	$(20,863)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,670	9,010
Amortization of debt discount and issuance costs	5,536	960
Accretion of premium on short-term investments and other	72	569
Deferred income taxes	(177)	504
Stock-based compensation	16,006	17,301
Income tax (benefit) charge from stock-based compensation	(267)	249
Restructuring and other	910	—
Goodwill impairment	21,000	—
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable, net	14,567	1,527
Prepaid expenses and other	(108)	(174)
Accounts payable	(831)	2,581
Accrued taxes	(593)	1,110
Accrued compensation and benefits	(822)	1,227
Accrued liabilities and other	461	763
Net cash (used in) provided by operating activities	(16,194)	14,764
Cash flows from investing activities
Acquisition of property and equipment	(7,625)	(3,108)
Cash paid for acquisition, net of cash acquired	(32,550)	—
Purchases of short-term investments	(70,430)	(78,502)
Sales of short-term investments	46,181	5,336
Maturities of short-term investments	4,043	2,000
Net cash used in investing activities	(60,381)	(74,274)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	150,000
Issuance costs related to the issuance convertible senior notes	—	(4,350)
Payments of convertible note hedges	—	(31,408)
Proceeds from the issuance of warrants	—	21,763
Repayment on capital leases obligations	(321)	(245)
Proceeds from common stock issuances	4,380	21,969
Income tax benefit (charge) from stock-based compensation	267	(249)
Net cash provided by financing activities	4,326	157,480
Net (decrease) increase in cash and cash equivalents	(72,249)	97,970
Effect of exchange rate changes on cash and cash equivalents	1,039	136
Cash and cash equivalents at beginning of period	170,132	76,568
Cash and cash equivalents at end of period	$98,922	$174,674
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
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standard Board ("FASB") determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods.  The Company has not determined the potential effects on the consolidated financial statements.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

Note 2 — Business Acquisition
On January 22, 2014, the Company acquired Scout Analytics, Inc. (“Scout”), a privately held company. Scout provides cloud-based recurring revenue management solutions that enable information services, media publishing, and SaaS companies to understand how customers engage with their online content.
The acquisition has been accounted for under the acquisition method of accounting in accordance with the FASB's Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As such, the Scout assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits from combining Scout with the Company including the hiring of Scout's workforce, all of which was allocated to the Cloud and Business Intelligence reporting unit. Refer to Note 3 regarding goodwill impairment during the third quarter of 2014.
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
Note 3 — Goodwill Impairment and Intangible Assets
Goodwill Impairment
The Company performs its annual impairment analysis of goodwill at the reporting unit level in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired according to the guidance within ASC 350 Intangibles - Goodwill and Other. The guidance requires that the Company perform a two-step impairment test of its goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. The Company's reporting units, Cloud and Business Intelligence and Managed Services, are consistent with segments identified in Note 13 of Notes to the Unaudited Condensed Consolidated Financial Statements.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value of each reporting unit which could trigger impairment.
The fair value is determined based upon the income approach. Under the income approach, the Company estimates the fair value of the reporting unit based upon the present value of estimated future cash flows. Cash flow projections are determined by management to be commensurate with the risk inherent in current business model. Key assumptions used to estimate the fair value of the reporting units include the discount rate, compounded annual revenue growth rates, operating expense assumptions, and terminal value capitalization rate. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. The discount rate and terminal value capitalization rate are derived from the use of market data and are classified as a Level 3 within the fair value hierarchy.
If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then step two of the impairment testing must be performed to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded. The inputs used to measure the estimated fair value of goodwill are classified as level 3.
During the third quarter of 2014, the Company’s market capitalization had a significant decline, the Company experienced slowing revenue growth for the Cloud and Business Intelligence (“CBI”) reporting unit in the near term and the company experienced churn of the CBI customer base. Therefore, the Company determined that there were sufficient indicators to require the Company to perform an interim impairment analysis in the third quarter of 2014. The Company compared the fair value of CBI reporting unit as determined under the income approach to its carrying value and determined that the fair value was less than the carrying value. The Company then performed step two of the impairment analysis.
Based on the result of the interim impairment analysis as described above, the Company concluded that an impairment of some of the CBI goodwill had occurred, resulting in a non-cash goodwill impairment charge of $21.0 million during the third quarter of 2014. We continue to monitor the recoverability of our goodwill. Additionally, the continued decline in the Company’s market capitalization, or other events or circumstances could require additional impairment charges to be recorded in future periods for the remaining goodwill.
The changes in the carrying amount of goodwill by operating segment as of September 30, 2014 were as follows:

	Managed Services	Cloud and Business Intelligence	Total
	(in thousands)
Balance as of December 31, 2013	$6,334	$—	$6,334
Addition due to acquisition	—	22,653	22,653
Impairment	$—	$(21,000)	$(21,000)
Balance as of September 30, 2014	$6,334	$1,653	$7,987
Intangible Assets
Intangible Assets consisted of the following:

	Nine Months Ended September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Developed technology	$4,330	$(751)	$3,579
Customer relationships	3,400	(589)	2,811
Trade name	1,290	(224)	1,066
	$9,020	$(1,564)	$7,456

Amortization expense for intangibles assets recognized during the three and nine months ended September 30, 2014 was $0.6 million and $1.6 million respectively.
The estimated future amortization expense of purchased intangible assets as of September 30, 2014 was as follows:

September 30, 2014
(in thousands)
Years ending December 31,
2014 (remaining three months)	$564
2015	2,255
2016	2,255
2017	2,255
2018	127
Total	$7,456

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors noted above in the Cloud and Business Intelligence (“CBI”) reporting unit, the Company determined that there were sufficient indicators to require the Company to perform an impairment analysis of its long-lived assets with finite useful lives, including intangible assets during the third quarter of 2014. We are required to assess impairment at the asset group level where there is identifiable cashflow. Our asset group where we have identifiable cashflows are CBI and Managed Services.

The impairment analysis includes comparing the sum of the undiscounted cash flows to the book value of the assets within the asset group. If the sum of undiscounted cash flows is less than the book value of the assets within the asset group, then the assets within the asset group are impaired. The impairment charge is measured as the difference between the book value and the fair value.

Based on the analysis, the Company concluded that there was no impairment to its developed technology, customer relationships, trade name and property and equipment during the third quarter of 2014.
Note 4 — Cash, cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. The Company has cash and cash equivalents held on its behalf by a third party of $0.7 million and $0.5 million as of September 30, 2014 and December 31, 2013, respectively. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and nine months ended September 30, 2014 and 2013 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Description
Cash	$98,287	$—	$—	$98,287
Cash equivalents:
Money market mutual funds	635	—	—	635
Total cash and cash equivalents	98,922	—	—	98,922
Short-term investments:
Corporate bonds	47,938	60	(54)	47,944
U.S. agency securities	39,267	36	(26)	39,277
Asset-backed securities	22,035	12	(39)	22,008
U.S. Treasury securities	15,740	44	(12)	15,772
Total short-term investments	124,980	152	(131)	125,001
Cash, cash equivalents and short-term investments	$223,902	$152	$(131)	$223,923
December 31, 2013

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Description
Cash	$169,968	$—	$—	$169,968
Cash equivalents:
Money market mutual funds	164	—	—	164
Total cash and cash equivalents	170,132	—	—	170,132
Short-term investments:
Corporate bonds	40,503	90	(10)	40,583
U.S. agency securities	31,720	40	(13)	31,747
Asset-backed securities	15,880	14	(12)	15,882
U.S. Treasury securities	16,742	50	(3)	16,789
Total short-term investments	104,845	194	(38)	105,001
Cash, cash equivalents and short-term investments	$274,977	$194	$(38)	$275,133
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2014:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than 1 year	$15,028	$15,047
Due in 1 to 3 years	109,952	109,954
Total	$124,980	$125,001
As of September 30, 2014 and December 31, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of September 30, 2014 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$635	$635	$—
Total cash equivalents	635	635	—
Short-term investments:
Corporate bonds	47,944	—	47,944
U.S. agency securities	39,277	—	39,277
Asset-backed securities	22,008	—	22,008
U.S. Treasury securities	15,772	—	15,772
Total short-term investments	125,001	—	125,001
Cash equivalents and short-term investments	$125,636	$635	$125,001
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

The convertible notes issued by the Company in August 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of September 30, 2014 and December 31, 2013 was $113.4 million and $141.2 million respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any financial liabilities measured at fair value or any long-term debt other than the Convertible debt as of September 30, 2014 and December 31, 2013.

Note 6 — Property and Equipment, Net
Property and equipment balances were comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Computers and equipment	$16,414	$14,675
Software	37,062	34,467
Leasehold improvements	12,906	11,493
Furniture and Fixture	9,737	9,078
	76,119	69,713
Less: accumulated depreciation and amortization	(48,447)	(41,715)
Property and equipment – net	$27,672	$27,998
Depreciation and amortization expense for property and equipment during the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, was $3.3 million, $9.6 million, $3.0 million and $9.0 million respectively.
Total property and equipment assets under capital lease at September 30, 2014 and December 31, 2013, were $3.3 million and $3.2 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates was $3.0 million and $2.6 million, respectively.
The Company capitalized internal-use software development costs of $1.0 million and $0 million during the three months ended September 30, 2014 and 2013, respectively and $2.0 million and $0 million during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the net value of capitalized costs related to internal-use software, net of accumulated amortization, was $10.6 million and $9.3 million, respectively. Amortization of capitalized costs related to internal-use software for the three and nine months ended September 30, 2014 was $0.6 million and $1.8 million, respectively, and for the three and nine months ended September 30, 2013 was $1.3 million and $3.8 million, respectively.
Note 7 — Accrued Liabilities and Other
Accrued liabilities and other balances were comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued professional fees	$4,523	$2,527
Deferred rent	865	834
Other employee related	536	374
ESPP contributions	339	892
Obligations under capital lease	191	270
Accrued other	5,430	4,612
	$11,884	$9,509
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
Amounts outstanding on the facility at September 30, 2014 consisted of a letter of credit for $575,000 required under an operating lease agreement for office space at the Company’s San Francisco headquarters. Any outstanding loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. At September 30, 2014, the interest rate for borrowings under the facility was 2.2%.
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
On August 1, 2014 and October 29, 2014, the Company entered into a waiver under the Credit Agreement that waived its failure to comply with the consolidated funded debt to EBITDA ratio for the quarter ended June 30, 2014 and September 30, 2014 respectively.
On November 1, 2014, the Company entered into a fifth amendment to the credit agreement where the parties agreed to remove a financial covenant requiring a certain level of consolidated funded debt to EBITDA ratio for the previous four quarters. The Company agreed to a new financial covenant requiring the Company to have an EBITDA loss not exceeding a specified target.
The Company’s obligations under the credit agreement are guaranteed by its subsidiary, ServiceSource Delaware, Inc. (the “Guarantor”) and are collateralized by substantially all of the assets of the Company and the Guarantor.
Capital Leases
The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 5.8% and 2.6% at September 30, 2014 and 2013, respectively.
Future minimum annual payments under capital lease obligations as of September 30, 2014 were as follows (in thousands):

September 30, 2014
Years Ending December 31,
2014 (remaining three months)	$197
2015	408
2016	342
2017	76
2018	79
Thereafter	59
Total	$1,161
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
The net carrying amount of the liability component of the Notes as of September 30, 2014 consists of the following (in thousands):

Principal amount	$150,000
Unamortized debt discount	(31,042)
Net carrying amount	$118,958
The following table presents the interest expense recognized related to the Notes for the nine months ended September 30, 2014 (in thousands):

Contractual interest expense at 1.5% per annum	$1,688
Amortization of debt issuance costs	470
Accretion of debt discount	5,043
Total	$7,201
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
Note 10 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense for the three months ended September 30, 2014 and 2013 was $2.3 million and $2.0 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $6.9 million and $6.4 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
Future annual minimum lease payments under all noncancelable operating leases as of September 30, 2014 were as follows (in thousands):

September 30, 2014
Years Ending December 31,
2014 (remaining three months).	$2,125
2015	7,244
2016	5,077
2017	4,795
2018	4,450
Thereafter	9,787
Total	$33,478

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
The weighted average Black-Scholes model assumptions for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (in years)	5.0	5.0	5.0	5.0
Expected volatility	41%	43%	41%	44%
Risk-free interest rate	1.68%	1.48%	1.63%	0.95%
Expected dividend yield	—	—	—	—
Option and restricted stock activity under the 2011 Plan for the nine months ended September 30, 2014 was as follows (shares in thousands)

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2013	5,755	8,908	$5.89	5,431
Additional shares reserved under the 2011 equity incentive plan	3,279	—		2,845
Granted	(4,602)	1,757	5.13	(927)
Options exercised/ Restricted stock released	—	(514)	5.17	—
Canceled/Forfeited	3,739	(1,842)	6.46	(1,892)
Outstanding — September 30, 2014	8,171	8,309		5,457

The weighted average grant-date fair value of employee stock options granted during the three months ended September 30, 2014 and 2013 was $1.53 and $4.86 per share, respectively and for the nine months ended September 30, 2014 and 2013 was $1.96 and $3.03 per share, respectively.
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$1,034	$802	$3,168	$2,222
Sales and marketing	1,497	2,414	4,917	7,396
Research and development	695	753	2,131	1,758
General and administrative	1,848	1,989	5,790	5,925
Total stock-based compensation	$5,074	$5,958	$16,006	$17,301
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
The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2014, 0.8 million additional shares were reserved under the ESPP pursuant to the plan's automatic increase provision. As of September 30, 2014, 1.1 million shares had been issued under the ESPP and 2.1 million shares were available for future issuance.
Note 12 — Income Taxes
The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is currently undergoing examination of the California Franchise Tax Returns relating to California state income taxes of its U.S. operating subsidiary for the years 2008 through 2010.  Accordingly, tax years 2008 through 2013 remain subject to examination in California. The 2009 through 2013 tax years generally remain subject to examination by federal, state and foreign tax authorities. The Company’s gross amount of unrecognized tax benefits was $0.9 million as of December 31, 2013 and as of September 30, 2014, $0.1 million of which, if recognized, would affect the Company’s effective tax rate. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.
During the quarter ended September 30, 2014, consistent with the Company’s practice in prior periods, management reassessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In performing its evaluation, management placed significant emphasis on guidance in ASC 740, which states that “[a] cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, management concluded on a more-likely-than-not basis that most of the Company‘s U.S. deferred tax assets were not realizable. Significant negative evidence included U.S. pretax losses (as calculated consistent with ASC 740) in each of the Company's 2014 quarters and for the cumulative twelve-quarter period ended September 30, 2014 . Additionally, Company forecasts indicated a continuation of U.S pretax losses for the remainder of calendar year 2014. The Company also concluded on a more-likely-than-not basis that its Singapore and Ireland deferred tax assets were not realizable, based on cumulative pretax losses incurred for the cumulative twelve-quarter period ended September 30, 2014 and forecast pretax losses for the remainder of the year.
At September 30, 2014 management concluded that the cumulative losses for the most recent three years, as well as the forecast losses for calendar 2014, represented significant negative evidence as to why a valuation allowance was warranted. Management also considered the Company’s near-term financial forecast on a jurisdictional basis which indicated that three-year cumulative loss estimates in the U.S., Singapore and Ireland would not reverse in the near future. Assessing these factors and the fact that that the most objective and verifiable data were the cumulative three-year losses in each jurisdiction through September 30, 2014, management concluded that, on a more-likely-than-not basis, the Company’s U.S., Singapore and Ireland tax deferred tax assets would not be realized. As a result, the Company continued to provide a valuation allowance for all US federal deferred tax assets, net of liabilities, for all Ireland and Singapore net deferred tax assets, and for substantially all of the Company’s state deferred tax assets. The remaining deferred tax assets at September 30, 2014 relate to jurisdictions in which the Company has net adjusted historical pretax profits and sufficient forecast profitability to assure future realization of such deferred tax assets.
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
Note 13 — Segments
The Company has two operating segments. The information for the three and nine months ended September 30, 2013 has been reclassified to conform to the current presentation.

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
Summarized financial information by reporting segments based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Revenue
Managed Services	$56,629	$61,946	$173,773	$183,329
Cloud and Business Intelligence	8,084	4,536	23,753	11,971
	64,713	66,482	197,526	195,300

Gross Profit
Managed Services	12,896	26,558	46,143	75,945
Cloud and Business Intelligence	2,599	194	6,052	2,507
	15,495	26,752	52,195	78,452

Unallocated operating expenses	54,614	30,408	126,214	95,630
Loss from operations	$(39,119)	$(3,656)	$(74,019)	$(17,178)

The Company’s business is geographically diversified. During the third quarter of 2014, 67% of our net revenue was earned in North America and Latin America (“NALA”), 23% in Europe, Middle East and Africa (“EMEA”) and 10% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. All of NALA net revenue represents revenue generated in the United States.
Summarized financial information by geographic location based on the Company’s internal management reporting is as follows (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue
NALA	$43,477	$45,068	$129,434	$125,357
EMEA	15,156	15,625	49,599	51,383
APJ	6,080	5,789	18,493	18,560
Total net revenue	$64,713	$66,482	$197,526	$195,300

Note 14 — Restructuring and Other
The Company announced at the beginning of the third quarter of 2014 a restructuring effort to better align our cost structure with current revenue levels. The restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of $1.9 million during the quarter. Restructuring costs include severance related expenses which includes severance payments, related employee benefits and retention bonuses. Other costs include severance related expenses and $0.4 million of charges related to cancellation of contracts with outside vendors. The Company expects to have restructuring and other expenses through 2015, as restructuring activities targeted at reducing the overall cost structure of the business will continue over several quarters.
Restructuring and other reserve activities for the period ended September 30, 2014 is summarized as follows (in thousands):

	Restructuring	Other	Total
Restructuring and other liability at January 1, 2014	$—	$—	$—
Restructuring and other charge	835	1,102	1,937
Cash paid	329	894	1,223
Restructuring and other liability at September 30, 2014	$506	$208	$714

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on behalf of our customers; errors in estimates as to the service revenue we can generate for our customers; our ability to attract new customers and retain existing customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of our next-generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand or our other SaaS offerings; our strategy with respect to our business services and SaaS businesses and cost allocation and management efforts; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity, our leverage consisting of convertible notes and related matters concerning our note hedges and warrants; our competitive position; the effects of competition; industry environment; potential growth opportunities; and our expected benefits from the acquisition of Scout. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Despite a number of customer expansions and additions, our revenue and profitability was adversely impacted in

2014 due to execution challenges in our bundled solutions offering. In July 2014, we announced plans to create two business units for our Managed Services (MS) and Cloud & Business Intelligence and to align our customer-facing teams along those different efforts. We also plan to focus on driving improved execution and reducing inefficiencies and cost-to-serve in our core Managed Services business and scaling our Cloud & Business Intelligence business. Finally, we aim to lower overall operating costs by reducing our global expense infrastructure. We expect these improvements to have little impact on our expected financial results for the remainder of 2014, but these efforts are designed to enable us to run our business more efficiently and with more scale across our two business units in 2015 and beyond.
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
We have two SaaS-based applications that we develop and support -Renew OnDemand (our purpose-built SaaS offering to manage and maximize recurring revenue) and Scout (our Saas offering to help companies with predictive analytics for recurring revenue). Our Research and development costs are primarily related to these two SaaS based applications. We intend to maintain customer support, training and professional service organizations to support deployments of our solutions. Our current spending incorporates a level of investment required for development of our products and are targeted at improving the tools and infrastructure that will make the product easier to deploy and support in the future. We believe that the level of effort to deploy and maintain these applications will decline over time, due to product development investments made this year to improve the application layer of the solutions and to improve the underlying database architecture and reduce the overall cost of our cloud infrastructure. As a result, we expect costs to remain flat for the remainder of 2014 and rise more slowly or at the same pace as revenue growth in future years.
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
We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been a small percentage of total revenue, but we expect revenues generated from subscriptions to Renew OnDemand and our new Scout suite to increase in 2014. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.
We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 51% and 49% of our net revenue for the nine months ended September 30, 2014 and 2013, respectively.
Cost of Revenue and Gross Profit
Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under, “—Factors Affecting Our Performance—Implementation Cycle”. We are currently taking measures to reduce the costs to deliver our solutions and support our customer engagements, in order to improve our gross profit. We are also evaluating additional measures to further reduce our costs of revenue over the next several quarters.
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
Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products, including Renew OnDemand, our next-generation technology platform, and adding new features to our existing technology platform. In connection with the development and enhancements of our SaaS applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to remain flat for the remainder of 2014 and decrease or remain flat as a percentage of revenue in future years.
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
Restructuring and Other. Restructuring and other expenses consist primarily of employees’ severance payments, related employee benefits, retention bonuses and cancellation of contracts. We expect to have restructuring and other expenses through 2015 as restructuring activities targeted at reducing the overall cost structure of the business continue.
Goodwill impairment. The goodwill impairment charge consists of impairment based on the outcome of an impairment analysis. The Company performs its annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. We recorded a goodwill impairment charge of $21.0 million in the third quarter of 2014. Additionally, the further decline in the Company’s market capitalization or other events or circumstances may require additional impairment charges to be recorded in future periods against any remaining goodwill.

Other (Income) Expense
Interest expense. Interest expense consists primarily of interest expense associated with fees related to our our credit facility, our convertible debt; capital lease payments; accretion of debt discount; and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. In fiscal 2014 we expect our interest expense to increase compared to fiscal 2013 from accretion of debt discount, amortization of deferred financing costs and contractual interest costs as a result of our August 2013 issuance of $150 million aggregate principal amount of convertible notes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net revenue	$64,713	$66,482	$197,526	$195,300
Cost of revenue	49,218	39,730	145,331	116,848
Gross profit	15,495	26,752	52,195	78,452
Operating expenses:
Sales and marketing	14,343	13,731	47,225	43,906
Research and development	6,402	5,500	19,999	18,542
General and administrative	10,932	11,177	36,053	33,182
Restructuring and other	1,937	—	1,937	—
Goodwill impairment	21,000	—	21,000	—
Total operating expenses	54,614	30,408	126,214	95,630
Loss from operations	(39,119)	(3,656)	(74,019)	(17,178)
Other (income) expense:
Interest expense	(2,495)	(1,272)	(7,356)	(1,376)
Other, net	(372)	179	(282)	(119)
Loss before income taxes	(41,986)	(4,749)	(81,657)	(18,673)
Income tax provision (benefit)	(200)	753	(39)	2,190
Net loss	$(41,786)	$(5,502)	$(81,618)	$(20,863)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$1,034	$802	$3,168	$2,222
Sales and marketing	1,497	2,414	4,917	7,396
Research and development	695	753	2,131	1,758
General and administrative	1,848	1,989	5,790	5,925
Total stock-based compensation	$5,074	$5,958	$16,006	$17,301

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	76%	60%	74%	60%
Gross profit	24%	40%	26%	40%
Operating expenses:
Sales and marketing	22%	21%	24%	22%
Research and development	10%	8%	10%	9%
General and administrative	17%	17%	18%	17%
Restructuring and other	3%	—%	1%	—%
Goodwill impairment	32%	—%	11%	—%
Total operating expenses	84%	46%	64%	48%
Loss from operations	(60)%	(6)%	(38)%	(8)%

Three months ended September 30, 2014 and September 30, 2013

Net Revenue

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
Managed Services	$56,629	88%	$61,946	93%	$(5,317)	(9)%
Cloud and Business Intelligence	8,084	12%	4,536	7%	3,548	78%
Total net revenue	$64,713	100%	$66,482	100%	$(1,769)	(3)%
Net revenue decreased $1.8 million, or 3%, for the third quarter of 2014, compared to the third quarter of 2013. The overall decrease in revenue in the third quarter of 2014 was due to customer cancellations and reductions in excess of new customer additions in 2014. The customer cancellations and reductions during the third quarter of 2014 were higher than our historical averages.
Managed services revenue decreased by 9% for the third quarter of 2014, compared to the third quarter of 2013 due to the restructuring of certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform, which resulted in a shift of some revenue from managed services to cloud and business intelligence. For the third quarter of 2014, EMEA experienced a decline of revenues of 3% as compared to the third quarter of 2013 due primarily to slow acquisition of new business compounded by certain EMEA customers deciding to bring the renewals inhouse. APJ grew 5% for the third quarter of 2014 compared to the third quarter of 2013 on a relatively small base.
The increase in revenue from our cloud and business intelligence for the third quarter of 2014, compared to the third quarter of 2013, was attributable to the restructuring of certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform and revenue attributable to Scout SaaS solution acquired in January 2014.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Cost of revenue
Managed Services	$43,733	68%	$35,388	53%	$8,345	24%
Clouds and Business Intelligence	5,485	8%	4,342	7%	1,143	26%
Total cost of revenue	$49,218	76%	$39,730	60%	$9,488	24%

	Three Months Ended September 30,
	2014		2013
	Amount	Gross Profit %	Amount	Gross Profit %	Change	% Change
	(in thousand)
Gross profit
Managed Services	12,896	20%	26,558	40%	(13,662)	(51)%
Clouds and Business Intelligence	2,599	4%	194	—%	2,405	1,240%
Total gross profit	15,495	24%	26,752	40%	(11,257)	(42)%
The 24% increase in our cost of revenue for our managed services business in the third quarter of 2014 compared to 2013 reflects $7.6 million increase in the compensation of service sales personnel as a result of increased headcount and higher average salaries, and a $0.6 million increase in allocation for information technology and depreciation.
The $1.1 million increase in our cost of revenue for our cloud and business intelligence business in the third quarter of 2014 compared to 2013, reflected a $0.6 million increase in compensation partially due to incremental employees of Scout that was acquired January 2014, and a $0.6 million increase in allocation for information technology, depreciation and amortization.
Gross profit in the third quarter of 2014 was adversely impacted for our managed services business due to the restructuring of some of the managed services contracts with our installed base customers to include a subscription to our SaaS platform. This change had the effect of reducing the revenue for our Managed Services business, without reducing the cost structure to serve the customer in many cases. In addition, to better support our customers, we have increased our investment across several key accounts, both in terms of increased Managed Services and professional services personnel. This increased allocation of resources has continued to compress our gross margins across both of our business segments. The reduction in gross profit driven by the lower revenue, operational challenges faced by Managed Services, and salary increases in primarily in the NALA region.
Gross profit in the third quarter of 2014 increased for our cloud and business intelligence business due to the improved scale in our SaaS business, increase in revenue from restructuring of certain managed services contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform and revenue from Scout SaaS solution acquired in January 2014, offset by a shift in expenses from research and development to cost of revenue, as we transitioned from development to customer deployment of these products.

Operating Expenses

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$14,343	22%	$13,731	21%	$612	4%
Research and development	6,402	10%	5,500	8%	902	16%
General and administrative	10,932	17%	11,177	17%	(245)	(2)%
Restructuring and other	1,937	3%	—	—%	1,937	100%
Goodwill impairment	21,000	32%	—	—%	21,000	100%
Total operating expenses	$54,614	84%	$30,408	46%	$24,206	80%
Includes stock-based compensation of:
Sales and marketing	$1,497		$2,414		$(917)
Research and development	695		753		(58)
General and administrative	1,848		1,989		(141)
Total stock-based compensation	$4,040		$5,156		$(1,116)
Sales and marketing expenses
The 4% increase in sales and marketing expenses in the third quarter of 2014 resulted primarily from headcount growth resulting in increased compensation of $1.3 million. The increase was partially offset by lower stock-based compensation of $0.9 million due to true up of expenses for terminations.
Research and development expenses
The increase in research and development expense in the third quarter of 2014 was primarily due to headcount growth due to the acquisition of Scout as well as hiring engineers to support our SaaS products. The increase was partially offset due to capitalization of $1.0 million of labor and third party costs for enhancement of Renew OnDemand and a new Salesforce application developed in the third quarter of 2014 as compared to no capitalized costs in the third quarter of 2013. We expect research and development spending to remain flat for the remainder of 2014 and rise more slowly or at the same pace as revenue growth in future years.
General and administrative expenses
The 2% decrease in general and administrative expense in the third quarter of 2014 as compared to the third quarter of 2013 reflected a $0.3 million decrease in compensation due to slower headcount growth in the third quarter across all geographies and investments in our information technology infrastructure to support our global operations.
Restructuring and other expenses
The increase in restructuring and other expenses in the third quarter of 2014 is related to the Company recognizing restructuring and other charges of $1.9 million. The charge consists primarily of employees’ severance payments, related employee benefits, retention bonuses and cancellation of contracts. We expect to have restructuring and other expenses through 2015, as restructuring activities targeted at reducing the overall cost structure of the business will continue over several quarters.
Goodwill impairment
The goodwill impairment charge recorded in the third quarter of 2014 is related to the outcome of interim impairment analysis which resulted in a non-cash goodwill impairment charge of $21.0 million relating to our Cloud and Business Intelligence reporting unit. The Company performs its annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. Additionally, the further decline in the Company’s market capitalization or other event or circumstances may require additional impairment charges to be recorded in future periods remaining goodwill.

Other Expense, Net

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$2,495	4%	$1,272	2%	$1,223	96%
Other, net	$372	1%	$(179)	—%	$551	(308)%

Interest expense for the third quarter of 2014 increased by $1.2 million as compared to the same period in 2013 due to accretion of debt discount and the amortization of debt issuance costs of $1.9 million and interest expense of $0.6 million for the convertible notes issued in August 2013.
Income Tax Provision

	Three Months Ended September 30,
	2014	2013	Change	% Change
	(in thousands)
Income tax provision (benefit)	$(200)	$753	$(953)	(127)%
For the third quarter of 2014, we recorded a benefit to income tax expense of $0.2 million.  This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions, offset by benefits available from foreign losses.  No benefit was otherwise provided for losses incurred in U.S. and Singapore, because those losses are offset by a full valuation allowance. Anticipated tax charges were offset by adjustments for prior year tax filings and for benefits realized from certain US state tax credits.
In the third quarter of 2013, we recorded a charge to income tax expense of $0.8 million. No benefit was otherwise provided for losses incurred in U.S., Singapore and Japan, because those losses were offset by a full valuation allowance.

Nine months ended September 30, 2014 and September 30, 2013

Net Revenue

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
Managed Services	$173,773	88%	$183,329	94%	$(9,556)	(5)%
Cloud and Business Intelligence	23,753	12%	11,971	6%	11,782	98%
Total net revenue	$197,526	100%	$195,300	100%	$2,226	1%
Net revenue increased $2.2 million, or 1%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.
Managed services revenue decreased by 5% in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 due to the restructuring of certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform, which resulted in a shift of some revenue from managed services to cloud and business intelligence. EMEA showed a decline with revenues decreasing 3% and APJ was approximately flat in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due primarily to slow acquisition of new business compounded by certain international customers deciding to bring the renewals inhouse.

The increase in revenue from our cloud and business intelligence in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was attributable to the restructuring of certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform and revenue attributable to Scout SaaS solution acquired in January 2014.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Cost of revenue
Managed Services	$127,629	65%	$107,384	55%	$20,245	19%
Clouds and Business Intelligence	17,702	9%	9,464	5%	8,238	87%
Total cost of revenue	$145,331	74%	$116,848	60%	$28,483	24%

	Nine Months Ended September 30,
	2014		2013
	Amount	Gross Profit %	Amount	Gross Profit %	Change	% Change
	(in thousand)
Gross profit
Managed Services	46,144	23%	75,945	39%	(29,801)	(39)%
Clouds and Business Intelligence	6,051	3%	2,507	1%	3,544	141%
Total gross profit	52,195	26%	78,452	40%	(26,257)	(33)%
The 19% increase in our cost of revenue for our managed services business in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, reflected a $17.8 million increase in the compensation of service sales personnel as a result of increased headcount and higher average salaries, and a $2.3 million increase in allocation for information technology and depreciation.
The $8.2 million increase in our cost of revenue for our cloud and business intelligence business in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 reflects a $ 5.1 million increase in compensation, a $1.6 million increase in allocations for information technology, depreciation and amortization of intangibles originated from the Scout acquisition and a $0.7 million increase in professional services due to the shift in some of these expenses from research and development to cost of revenue, as we transitioned from developing the products to having deployed customers on Renew OnDemand.
Gross profit was adversely impacted for our managed services business due to the restructuring of some of the managed services contracts with our installed base customers to include a subscription to our SaaS platform. This change had the effect of reducing the revenue for our Managed Services business, without necessarily reducing the cost structure. The reduction in gross profit driven by the lower revenue, operational challenges faced by Managed Services, and salary increases in primarily in the NALA region.
Gross profit in the nine months ended September 30, 2014 improved for our cloud and business intelligence business by the improved scale in our SaaS business, increase in revenue from the restructuring of a certain of the managed services revenue contracts with our installed base customers to include a subscription to our Renew OnDemand SaaS platform and revenue attributable to Scout SaaS solution acquired in January 2014 and offset by a shift in some of these expenses from research and development to cost of revenue, as we transitioned from development to deployment of these products.

Operating Expenses

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$47,225	24%	$43,906	22%	$3,319	8%
Research and development	19,999	10%	18,542	9%	1,457	8%
General and administrative	36,053	18%	33,182	17%	2,871	9%
Restructuring and other	1,937	1%	—	—%	1,937	100%
Goodwill impairment	21,000	11%	—	—%	21,000	100%
Total operating expenses	$126,214	64%	$95,630	48%	$30,584	32%
Includes stock-based compensation of:
Sales and marketing	$4,917		$7,396		$(2,479)
Research and development	2,131		1,758		373
General and administrative	5,790		5,925		(135)
Total stock-based compensation	$12,838		$15,079		$(2,241)
Sales and marketing expenses
The 8% increase in sales and marketing expenses in the nine months ended September 30, 2014 reflected headcount growth resulting in increased compensation of $2.9 million. The increase also resulted from a $1.2 million increase in consulting fees for third-party consultants related to the strategy work around go-to-market. The increase was partially offset by lower stock-based compensation of $2.5 million due to true up of expenses for terminations.
Research and development expenses
The increase in research and development expense in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to headcount growth due to the acquisition of Scout as well as hiring engineers to support our SaaS products. The increase was partially offset due to capitalization of $2.0 million of labor and third party costs for enhancement of Renew OnDemand and a new Salesforce application developed in the first nine months of 2014 as compared to no capitalized costs in the first nine months of 2013. We expect research and development spending to remain flat for the remainder of 2014 and rise more slowly or at the same pace as revenue growth in future years.
General and administrative expenses
The 9% increase in general and administrative expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 reflected a $2.7 million increase in compensation due to headcount growth across all geographies and investments in our information technology infrastructure to support our global operations.
Restructuring and other expenses
The increase in restructuring and other expense in the third quarter of 2014 is related to the Company recognizing restructuring and other charges of $1.9 million. The charge consists primarily of employees’ severance payments, related employee benefits, retention bonuses and cancellation of contracts. We expect to have restructuring and other expenses through 2015, as restructuring activities targeted at reducing the overall cost structure of the business will continue over several quarters.
Goodwill impairment
The goodwill impairment charge in the third quarter of 2014 is related to the outcome of interim impairment analysis which resulted in a non-cash goodwill impairment charge of $21.0 million relating to our Cloud and Business Intelligence reporting unit. The Company performs its annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. Additionally, the further decline in the Company’s market capitalization or other events or circumstances may require additional impairment charges to be recorded in future periods remaining goodwill.
Other Expense, Net

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$7,356	4%	$1,376	1%	$5,980	435%
Other, net	$282	—%	$119	—%	$163	137%

Interest expense for the nine months ended September 30, 2014 increased by $6.0 million as compared to the nine months ended September 30, 2013 due to accretion of debt discount and the amortization of debt issuance costs of $5.5 million and interest expense of $1.7 million for the convertible notes issued in August 2013.
Income Tax Provision

	Nine Months Ended September 30,
	2014	2013	Change	% Change
	(in thousands)
Income tax provision (benefit)	$(39)	$2,190	$(2,229)	(102)%
For the nine months ended September 30, 2014 we recorded a benefit to income tax expense of $0.4 thousands.  This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions, offset by benefits available from foreign losses.  No benefit was otherwise provided for losses incurred in U.S. and Singapore, because those losses are offset by a full valuation allowance. Anticipated tax charges were offset by adjustments for prior year tax filings and for benefits realized from certain U.S. state tax credits.
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
Liquidity and Capital Resources
At September 30, 2014, we had cash, cash equivalents and short-term investments of $223.9 million, which primarily consisted of money market mutual funds, corporate bonds and U.S. government obligations. At September 30, 2014, we had cash and cash equivalents of $5.7 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be permanently reinvested in foreign operations and our current plans do not require us to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S. and have access to external funding under our credit agreement.
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless earlier converted. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.6 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of September 30, 2014.
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

On August 1, 2014 and October 29, 2014, we entered into a waiver under the Credit Agreement that waived our failure to comply with consolidated funded debt to EBITDA ratio for the quarter ended June 30, 2014 and September 30, 2014.
On November 1, 2014, the Company entered into a fifth amendment to the credit agreement where the parties agreed to remove a financial covenant requiring a certain level of consolidated funded debt to EBITDA ratio for the previous four quarters. The Company agreed to a new financial covenant requiring the Company to have an EBITDA loss not exceeding a specified target.
Our obligations under the Credit Agreement are guaranteed by our subsidiary, ServiceSource Delaware, Inc., and are collateralized by substantially all of our assets and our subsidiary’s assets.
Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(16,194)	$14,764
Net cash used in investing activities	(60,381)	(74,274)
Net cash provided by financing activities	4,326	157,480
Net (decrease) increase in cash and cash equivalents, net of impact of foreign exchanges on cash	(71,210)	98,106
Operating Activities
Net cash used by operating activities was $16.2 million during the nine months ended September 30, 2014. Net loss during the period was $81.6 million adjusted by non-cash charges of $9.7 million for depreciation and amortization, $16.0 million for stock-based compensation and $21.0 million for goodwill impairment. Cash generated from operations during the nine months ended September 30, 2014 resulted from sequential changes in our working capital including a $14.6 million decrease in accounts receivable, a $0.8 million increase in accounts payable and a $0.8 million increase in accrued compensation and benefits.
Net cash provided by operating activities was $14.8 million during the nine months ended September 30, 2013. Our net loss during the period was $20.9 million adjusted by non-cash charges of $9.0 million for depreciation and amortization and $17.3 million for stock-based compensation. Cash generated from operations during the nine months ended September 30, 2013 resulted from sequential changes in our working capital including a $1.5 million decrease in accounts receivable, a $2.6 million increase in accounts payable and a $1.2 million increase in accrued compensation and benefits.
Investing Activities
During the nine months ended September 30, 2014 cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities of $20.2 million, acquisition of Scout Analytics of $32.6 million and to a lesser extent for property and equipment purchases of $7.6 million.
During the nine months ended September 30, 2013 cash used by investing activities was principally from the purchases of short-term investments, net of sales and maturities, of $71.2 million. Use of cash related to purchases of property and equipment was $3.1 million, including costs capitalized for development of internal-use software.
Financing Activities
Cash provided by financing activities of $4.3 million in the nine months ended September 30, 2014 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $4.4 million offset by payment of capital leases obligations.
Cash provided by financing activities was $157.5 million during the nine months ended September 30, 2013 was primarily due to net proceeds from our convertible notes of $145.6 million and proceeds from the issuance of warrants of $21.8 million, and proceeds from stock option exercises and the purchase of common stock under our employee stock purchase plan of $22.0 million. These proceeds were partially offset by our payment of $31.4 million for the convertible note hedges.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and computer equipment. At September 30, 2014, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$1,161	$343	$739	$79	$—
Operating lease obligations	33,478	7,919	14,673	6,118	4,768
	$34,639	$8,262	$15,412	$6,197	$4,768
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
Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of September 30, 2014, our liability for unrecognized tax benefits was $0.1 million. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.
Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, debt and marketable securities, goodwill, and income taxes. There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 7, 2014.
Recent Accounting Pronouncements
The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2014, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. If any of the following risks are realized, our business, financial condition, results of operations, cash flows, and the trading price of our common stock could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
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

We plan to continue investing significant resources in research and development in order to enhance Renew OnDemand, our managed services offerings, Scout Analytics and other new offerings that will appeal to customers and potential customers. We have undertaken the development of Renew OnDemand as our new technology to offer improved and more scalable service revenue management, including enhancements to our applications. The development of new products and services entails a number of risks that could adversely affect our business and operating results, including:

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
We sell subscriptions to our cloud applications separately from our integrated solution, which may not be successful and could impact revenue from our existing solution.
We currently derive a portion of our revenue from subscriptions to our cloud applications for a few customers, and we package and price the applications we offer on such applications on a subscription model. We may not be able to fully develop a successful market for our subscription applications. In addition, because we have limited prior experience selling technology subscriptions on a stand-alone basis, we may encounter technical and execution challenges that undermine the quality of the technology offering or cause us to fall short of customer expectations. We also have little experience pricing our technology subscriptions separately, which could result in underpricing that damages our profit margins and financial performance. It is also possible that selling a technology solution separately from our integrated solution will result in a reduction in sales of our current offerings that we might otherwise have sold. An unsuccessful expansion of our business to promote a stand-alone subscription model for any of the foregoing reasons or otherwise would lead to a diversion of financial and managerial resources from our existing business and an inability to generate sufficient revenue to offset our investment costs.

We have undertaken a plan to separate our business units and such plan may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

Following our recent strategic review, we have undertaken a plan to separate the Cloud & Business Intelligence business unit and the Managed Services unit. The establishment of these two separate business units may not be achieved in an efficient manner, and may not fully realize the anticipated growth and costs savings for a variety of reasons. Some of the risks relating to this plan include potential disruption of our operations, diverting management from other important work, failure to obtain anticipated growth rates, a loss of employee morale and productivity, including the effects of employee attrition, and costs relating to such plans exceeding the costs previously estimated.
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
The market for service revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon technology ranging from Excel spreadsheets to internally-developed software to customized versions of traditional business intelligence tools and CRM or ERP software from vendors such as Oracle, SAP, salesforce.com and NetSuite. Some companies have made further investments in this area using firms such as Accenture and McKinsey for technology consulting and education services focused on service renewals. These internally-

developed solutions represent the primary alternative to our offerings. We also face direct competition from smaller companies that offer specialized service revenue management solutions, typically providing technology for use by their customers’ internal sales personnel. With our acquisition of Scout in January 2014, we also face competition from other SaaS and enterprise software providers and service providers that offer products and services that analyze recurring revenue management.
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
A substantial portion of our revenue has to date come from a relatively small number of customers. During the three and nine months ended September 30, 2014, our top ten customers accounted for 54% and 51% of our revenue respectively, with one customer representing over 11% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant customers for any reason, including the failure to renew our contracts, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.
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

Our future success depends on the continued contributions of our executives, each of whom may be difficult to replace. Our future success also depends in part on our ability to attract, hire, integrate and retain qualified service sales personnel, sales representatives and management- level employees to oversee such sales forces in addition to marketing, research and development and general and administrative personnel to support our global operation. We have experienced increased turnover in key executive positions during the last twelve months. During the third quarter of 2014, our chief executive officer, Michael Smerklo, announced his resignation as chief executive officer. Although Mr. Smerklo continues to serve as the chairman of the board, his involvement in the Company’s business has decreased as a result of his resignation. Ashley Johnson, our chief financial officer, is currently serving as acting chief executive officer while the board of directors conducts a search for Mr. Smerklo’s successor. Any protracted delay in identifying Mr. Smerklo’s successor may cause disruption to our business and adversely affect our operating results. The loss of Ms. Johnson’s services or those of our other key executives, or our inability to continue to attract and retain high-quality talent, could harm our business.
We depend on revenue from sources outside the United States, and our international business operations and expansion plans are subject to risks related to international operations, and may not increase our revenue growth or enhance our business operations.

For the three and nine months ended September 30, 2014, approximately 33% and 34% of our revenue respectively was generated outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
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

From time to time, we may be party to lawsuits in the normal course of our business. Such litigation may include claims, suits, government investigations and other proceedings involving intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other matters. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions initiated by us, can often be expensive and time-consuming. Unfavorable outcomes from any claims and/or lawsuits could adversely affect our business, results of operations, or financial condition, and we could incur substantial monetary liability and/or be required to change our business practices. Our business and technology acquisition activity could also result in litigation in connection with such acquired companies. For example, refer to Item 1 of this Form 10-Q which discusses ongoing litigation related to our acquisition of Scout Analytics, Inc.
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
Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 10% of our outstanding common stock as of September 30, 2014. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions. We have recently seen some activist investors take ownership positions in our common stock and initiate communications with us. Altai Capital Management is the beneficial owner of approximately 14% of our common stock. As a general matter, if we become engaged in a proxy contest with an activist stockholder in the future, our business could be adversely affected as such contests could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to current or potential buyers and sellers on our platform, and make it more difficult to attract and retain qualified personnel. If buyers and/or sellers choose to delay, defer or reduce transactions with us or through our platform or transact with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be adversely affected.
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
We have substantial existing indebtedness. In August 2013, we issued $150.0 million aggregate principal amount of our convertible notes. We also have entered into a credit agreement providing for a secured revolving line of credit based on eligible accounts receivable of up to $10.0 million, with a $2.0 million letter of credit sublimit, under which we had amounts outstanding at September 30, 2014 consisting solely of a letter of credit for $575,000.
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

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of all of our outstanding convertible notes and credit facilities. We have in the past been able to obtain waivers from our lender under our credit agreement for our failure to comply with certain financial covenants. In addition, on November 3, 2014, we entered into Amendment 5 to the credit agreement to, among other things, amend certain financial covenants under the credit agreement. We may not be able to obtain waivers or enter into further amendments to our credit agreement in the future, and the failure to comply with the covenants and other provisions of the credit agreement could result in a lack of availability for borrowing under the credit facility or events of default, which could permit acceleration of repayment of all amounts due under the credit agreement, and may lead to a cross default under any other outstanding indebtedness.
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
We have incurred and may in the future incur impairments to goodwill or long-lived assets.

We perform an annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. During the third quarter of 2014 the value of our common stock declined and we experienced slowing revenue growth, which led us to perform an impairment analysis. Based on the outcome of this analysis, we incurred a goodwill impairment charge of $21.0 million during the third quarter of 2014. If in any future period the Company’s market capitalization declines, this could indicate a potential impairment, and we may be required to record an impairment charge in that period against any remaining goodwill.
Our restructuring plans may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

We are currently implementing restructuring and other cost-reduction plans designed to reduce our overhead and our operating expenses.  These restructuring efforts may result in significant restructuring charges that may adversely affect our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans may exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We incurred restructuring and other charges of $1.9 million during the third quarter of 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

On August 4, 2014 and October 29, 2014, we entered into a waiver under our revolving credit facility that waived our failure to comply with a consolidated funded debt to EBITDA for the quarter ended June 30, 2014 and September 30, 2014 respectively.

On November 3, 2014, we entered into Amendment 5 to the to our revolving credit facility to remove a financial covenant requiring a certain level of consolidated funded debt to EBITDA ratio for the previous four quarters and to add a new financial covenant requiring the Company to have EBITDA loss not exceeding a specified target.
Item 6. Exhibits
See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	November 5, 2014	By:	/s/ SIMON BIDDISCOMBE
Simon Biddiscombe
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

10.1	Amendment 5 to Credit Agreement dated as of November 3, 2014 between the Company and JPMorgan Chase Bank, N.A.

10.2+	Employment and Confidential Information Agreement dated as of September 29, 2014, between the Company and Simon Biddiscombe.

10.3+	Separation Agreement dated as of July 30, 2014, between the Company and Jay Ackerman.

10.4+	Separation Agreement dated as of August 19, 2014, between the Company and Michael Smerklo.

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statement of Operations for the three and nine months ended September 30 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the Notes to Condensed Consolidated Financial Statements. **

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