Form 10-K
period 2014-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2015-03-16
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was $349,527,801. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 28, 2015, there were approximately 84,853,962 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report on Form 10-K contains certain statements that constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward looking statements are contained principally in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward looking statements include information concerning our future results of operations, including the effect of restructuring activities on our overall financial performance; estimates of recurring revenue opportunity under management; changes in market conditions that impact our ability to generate recurring revenue on our customers’ behalf; errors in estimates as to the recurring revenue we can generate for our customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our ability to increase our revenue and contribution margin over time from new and existing customers, the impact of our investments in improvements of Renew OnDemand and ServiceSource SaaS offerings; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity; competitive position; the effects of competition; industry environment; our ability to acquire and integrate business and technologies; litigation involving us; and potential growth opportunities. Forward looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “likely,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Overview

ServiceSource International, Inc. (NASDAQ: SREV) is the global leader in customer success and recurring revenue growth solutions for the Revenue Lifecycle of companies. Revenue Lifecycle is a part of the Customer Lifecycle Management business segment, which also includes customer acquisition with-the initial sale-, billing and customer support. For the Revenue Lifecycle, we address critical elements of customer success, recurring revenue growth, and renewal processes, which include on-boarding, adoption, quoting, up-sell, cross sell, retention and renewals, as well as recurring revenue business intelligence. Our customer success and recurring revenue growth solutions are designed to optimize the retention rates and recurring revenue performance for our customers to drive revenue growth and decrease churn from our customers' existing business to business ("B2B") customers.

We provide managed services, cloud software, and best-practice processes. To deliver these services, we leverage industry and company data, and best-practices drawn from our rich database of renewal benchmarks. By integrating managed services, cloud software and data, we provide end-to-end management and optimization of the subscription and service-contract renewal process.

Our managed services business is built on our pay-for-performance model, whereby our customers pay us a commission based on renewal sales that we generate on their behalf, enabling a success-driven, shared-risk partnership with our customers. Our cloud offerings currently include: ServiceSource Revenue Analytics (formerly Scout Analytics), Renew OnDemand, and the ServiceSource Customer Success application, all of which automate and provide data-driven insights into these highly valuable but typically manual business processes. Our cloud offerings and managed services can drive higher subscription, maintenance, and support revenue while improving customer retention and increasing business predictability.
As of December 31, 2014, we managed approximately 191 engagements across more than 103 customers, representing more than $13.5 billion recurring revenue opportunity under management. Recurring revenue opportunity under management is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to service on behalf of our customers over the subsequent twelve-month period.
The scalability of our solution enables us to sell in over 40 languages from six sales centers around the globe. Our solution is designed to optimize recurring revenue across different revenue models, distribution models, and segments including hardware, software, SaaS, industrial systems, technology-enabled health care and life sciences.

As part of our introduction of Renew OnDemand in prior years, the Company had been expanding the organization, investing in our engineering and sales and marketing organization primarily in advance of an expected increase in revenues from both existing customers and new customer due to increased adoption of our new SaaS platform. In addition, we acquired Scout Analytics in January 2014. With some of Scout Analytics recent new business, we believed that this business had near term significant growth potential. For both SaaS platforms, we experienced a slower adoption rate than we originally planned. As a result of this slower adoption, the Company announced a restructuring plan in the third quarter of 2014 with the intention to reduce the resources to better match the expected revenues. In addition, with the incurred losses in combination with lower stock price, we did a goodwill and long lived asset impairment analysis. In 2014, we recorded a goodwill and other intangible asset impairment of $25.1 million.
Our total revenue was $272.2 million, $272.5 million and $243.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. For summarized financial information by geographic area, see Note 16 of the Notes to Consolidated Financial Statements. For a discussion of the development of our business over the last year, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”
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
Our Solutions

Our solutions are based on more than a decade of experience pioneering solutions in the Revenue Lifecycle category and are offered via managed services as well as the cloud. We believe this dual approach is critical to addressing the unique requirements of effective recurring revenue management and customer success.

Our suite of managed services include customer success, on-boarding, enablement and selling services, in which dedicated service teams with specific expertise in our customers’ businesses are deployed under our customers’ brands and follow a sales process tailored specifically to improve customer retention and increase service contract renewals.

The components of our cloud solution currently consist of a suite of managed services and cloud offerings, and include ServiceSource Revenue Analytics, Renew OnDemand and ServiceSource Customer Success. The ServiceSource Customer Success application, which was introduced in October 2014, leverages the capabilities of our ServiceSource Revenue Analytics platform (formerly Scout Analytics, which was acquired in January 2014). Our cloud offerings increase the visibility and control of recurring revenue streams and customer success data, and are utilized by customers, their channel partners, end customers and our service sales teams.

Managed Services Offerings

ServiceSource leverages deep experience, analytical expertise, high-performance sales teams and unique technology to drive customer success and renewals through our managed services. With our dedicated sales or channel sales teams, who are highly trained in selling the value of renewable products and services, our customers consistently see improved customer adoption and retention, lower churn rates and, ultimately, greater recurring revenue.
Our managed services leverages our knowledge base across the following critical business processes:

•
Service Performance Analysis. During the Service Performance Analysis ("SPA") process, we conduct interviews with our prospective customers, analyze their historical performance and future opportunity, and evaluate their recurring revenue business using a number of metrics. We also use our breadth of experience to benchmark and identify service renewal opportunities, and to calculate our ability to improve our customers' performance based on our performance with similar types of businesses and revenue streams.

•
Business Case, Pricing and Contract Structuring. We utilize our reservoir of data and benchmarks to estimate the critical components of the business case and appropriate pricing model for prospective customers. This intelligence is fundamental to our pay-for-performance business model.

•
Recurring Revenue Performance. Once a partnership is in place with our customer, we leverage our data warehouse to enable, measure, analyze, benchmark and optimize the performance of our service sales teams.

•
Customer Benchmarking and Continuous Improvement. Our extensive platform serves as the foundation for benchmarking our customers’ evolving recurring revenue and customer success performance against industry peers and previous period performance. We conduct quarterly business review meetings and annual partnership reviews with our customers to review performance, identify potential weaknesses in their processes and determine opportunities for improvement, and make recommendations that we believe will allow our customers and us to achieve higher levels of performance and efficiencies.

•
Developing and Delivering Applications. Our data warehouse fuels the opportunity data, sales methodologies, metrics, and reporting dashboards that we engineer into our applications. Accordingly, we design our applications to leverage the transactional, analytical and industry data housed in our platform.

For our selling services, we employ service sales personnel that interact directly with end customers to sell service renewals. They also provide active sales enablement, support and management of channel partners. Our service sales teams act as an extension of our customers’ brands.

We have developed a set of service delivery best-practices that includes role specialization for selling, enablement, and data service. We believe that role specialization is a key component in driving higher recurring revenue rates. We offer a package of managed services for each of these specialized roles, and our customers can choose to purchase individual solutions or a full pay-for-performance solution. They include renewal selling services, up-sell and cross-sell services, enablement and quoting services, warranty services, customer success services and on-boarding services.

Cloud Offerings

We provides a suite of cloud offerings uniquely designed to help companies drive revenue growth and customer success from their existing customers throughout the Revenue Lifecycle. Our cloud offerings are purpose-built to address the challenges of B2B customer success, account management, and recurring revenue renewals. Our current offerings include:

ServiceSource Revenue Analytics

ServiceSource Revenue Analytics is a Revenue Lifecycle management platform that helps subscription-based businesses execute cost-effective processes across on-boarding and adoption, up-sell and cross-sell, retention and renewals throughout the entire Revenue Lifecycle.  ServiceSource Revenue Analytics, derived from our Scout Analytics acquisition, correlates product usage, billing and customer revenue management ("CRM") data with success plans to proactively trigger intelligent workflow automations, and helps companies engage the right customer with the right play at the right time.

Renew OnDemand
Renew OnDemand is a cloud application that helps customers increase recurring revenue and profitability, improve retention and gain unique business insights. Renew OnDemand provides customers with a unified view of their data from diverse sources and leverages a data warehouse of transactional, analytical, and industry information to offer a comparative view of our customers' results against their industry peers.

ServiceSource Customer Success

ServiceSource Customer Success is a best-practices driven customer success management solution, powered by account, user- and subscription-level predictive analytics, outcomes-based success plans, closed-loop reporting and revenue advisory services. The solution enables our customer to profile a successful customer journey, deliver actionable insight into customer health and retention risks, prioritize accounts based on business goals and user behavior, and recommend next best actions for each customer at every stage of the customer lifecycle. ServiceSource Customer Success ensures that best-practice on-boarding, adoption and retention processes are applied.

Our cloud offerings are hosted at third-party data centers where we employ rigorous technologies, policies and procedures to protect customer data.

Key benefits of our solutions include:
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

•
Improved Retention and Customer Success. Our solutions drive customer retention and revenue growth for the world’s leading companies, leveraging more than a decade of expertise to continuously monitor customer health, engage each customer with the right play at the right time and reinforce the unique value and benefits of each customer’s product. The result is reduced customer churn, increased revenue through up-sell and cross-sell, stronger customer relationships and higher satisfaction.

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

Operational Benefits

•
Greater business insight and analytics. The analytics engines in our cloud offerings allow us to analyze each customer’s renewals and churn rates against similar transactions, identifying areas for improvement and enabling greater insight into their business. All transactions, regardless of outcome, are recorded in our platform. We leverage this platform to provide benchmarking, end customer metrics, sales efficiency data, and insight into successful and unsuccessful renewal efforts. The breadth of our data allows us to provide powerful analysis across regions, industries, channel partners, and product segments.

•
Greater visibility and forecasting tools. Our cloud offerings deliver real-time analytics and visibility into a customer’s recurring revenue performance, sales efficiency and forecasts. We measure recurring revenue performance across dozens of key performance indicators (“KPIs”) and provide real-time data to our customers through a clear and impactful web-based interface. Chief Financial Officers and other executives rely on our applications to assist in forecasting their results and to measure progress against their forecasts on a real-time basis.

•
Global consistency. We are able to maintain a globally consistent customer success and revenue growth selling process for our customers. Our global sales centers operate from a unified platform. Our cloud offerings automate the application of best-practices to recurring revenue renewals and customer success processes, and provide all relevant constituencies with a consistent view of the data. This automation facilitates contract renewals and provides reliable performance management and analytics.

Our Strategy

We intend to continue our industry leadership by delivering solutions to support the challenges faced by our customers in managing their revenue lifecycle. Our strategy to execute this vision is:

•
Expand our customer base within existing industry verticals. In the last two years we have expanded our list of target industries. We currently have more than 103 customers and believe that there are over 800 companies in our addressable market.

•
Increase footprint with existing customers to drive greater revenue per customer. Our goal is to manage a greater portion of each customer’s recurring revenue. We have increasingly taken on the management of more than just one component of a customer’s recurring revenue, such as a specific product, market segment or geographic region. Because we baseline our customers’ performance prior to any engagement, we are able to quantify our results for the customer, frequently leads to increased opportunities to expand our revenue opportunity under management for that customer, and ultimately generating greater revenue for ourselves.

•
Continue to expand our suite of cloud offerings. We have developed our cloud offerings to increase our customer's sales efficiency and automate tasks associated with customer success and recurring revenue management. By continuing to invest in our cloud offerings, automation processes, and the innovation of our technology platform, we can uncover new revenue opportunities, lower operating costs, increase the efficiency of our solutions, and enhance our profitability and cash flow.

Customers

We sell our solutions to companies within the computer hardware, software, software-as-a-service ("SaaS"), telecommunications, healthcare, life sciences, media and industrial systems industries. As of December 31, 2014, we managed approximately 191 engagements across more than 103 customers, representing over $13.5 billion recurring revenue opportunity under management for those customers.

Our top ten customers accounted for approximately 51%, 50% and 50% of our revenue in 2014, 2013 and 2012, respectively. VMware, Inc. represented over 12%, 14% and 13% of our revenue in 2014, 2013 and 2012 respectively.

Sales and Marketing

We sell our solutions through our global sales organization. Our sales representatives are organized by geographic regions: North America and Latin America (“NALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific-Japan (“APJ”); and by specialization in either managed services or cloud software. We deploy quota-carrying sales and solution design professionals to target specific regions and industry verticals.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target sales, services, customer success, account management, technology and finance executives within the computer hardware, software, SaaS, telecommunications, healthcare, life sciences, media and industrial systems industries. Our marketing teams and programs are organized by geography and industry segment to focus on the unique needs of customers within the specific target markets.

We participate in industry trade shows and host local and regional events around the world to stimulate industry dialog on renewals and to promote our cloud offerings and managed services.

We are actively involved in the Service Executive Industry Board (“SEIB”), an independent industry board we founded to share best practices and address issues impacting the industry. The board members consist of 24 senior executives, including two of our executives, who manage and grow recurring revenue at leading technology-based hardware, software, and health care companies. SEIB meets regularly to establish industry standards and best practices for benchmarking and measuring the health of global maintenance, support and subscription recurring revenue and customer satisfaction.

Research and Development

We focus our research and development efforts on enhancing our cloud offerings and managed services as well as creating complementary new capabilities to add to our proprietary solution. Our development strategy is to identify features, business intelligence, applications and other technology elements that are, or are expected to be, needed by service sales professionals, customer success and account management professionals, customers, channel partners and end customers to optimize recurring revenue performance. We are also continuing to invest in the development of our cloud offerings to serve our customers’ needs and enable greater operational efficiencies in our organization.

Our research and development expenses were $25.8 million in 2014, $23.9 million in 2013 and $19.3 million in 2012. In addition, we capitalized certain expenditures related to the development and enhancement of internal-use software in 2014, 2012 and 2011.

Competition

The market for recurring revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon a variety of technologies including spreadsheets, internally developed software and customized versions of traditional business intelligence tools and customer relationship management or enterprise resource planning software from vendors such as Oracle Corporation, SAP AG, Salesforce.com, Inc. and NetSuite, Inc. Some companies have made further investments in this area using firms such as Accenture, Plc. and McKinsey & Company, Inc. for technology consulting and education services focused on service renewals. These internally developed solutions represent the primary alternative to our integrated approach of combining software, managed services and data to provide end-to-end optimized recurring revenue performance.

We believe the principal competitive factors in our markets include the following:

•	recurring revenue and customer success industry expertise, best practices, and benchmarks;

•	ability to increase recurring revenue and renewal rates;

•	global capabilities;

•	completeness of solution;

•	performance-based pricing of solutions;

•	ability to effectively represent customer brands to end customers and channel partners;

•	size of upfront investment; and

•	size and financial stability of operations.

With respect to our cloud offerings, we are seeing competition from companies targeting product usage, renewals and customer success related offerings. Although we believe we compete or compare favorably with respect to many of these factors and currently have few direct competitors that offer integrated solutions at our scale, we expect competition and competitive pressure, from both new and existing competitors, to increase in the future.

Intellectual Property

We rely upon a combination of copyrights, trade secrets and trademarks, in addition to contractual restrictions such as confidentiality agreements, to establish and protect our proprietary rights. We currently have one registered copyright in the United States, nine pending patent applications in the United States, one pending international patent application, and eight national phase patent applications pending in four foreign patent offices (two applications in each of Europe, Australia, Canada, and Japan). We also have registered trademarks for “ServiceSource” in the United States, the European Community, Japan, Singapore and Australia. In addition, we have registered trademarks and pending trademark applications for a number of product names in various jurisdictions.

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

We expect that technology solutions in our industry may be increasingly subject to third-party patent infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Such competitors could make a claim alleging that we infringe one or more of their patents, and we do not own any patents, which could be asserted against them. Third parties may currently have, or may eventually be issued, patents upon which our current solution or future technology infringe. Any of these third parties might make a claim of infringement against us at any time.

Employees

As of December 31, 2014, we had 3,017 employees. None of our employees is represented by a labor union with respect to their employment with us.

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

Risks Related to Our Business and Industry

Our business and growth depend substantially on customers renewing their agreements with us and expanding their use of our solution for additional available markets. Any decline in our customer renewals, termination of ongoing engagements or failure to expand their relationships with us could harm our future operating results.

In order for us to improve our operating results and grow, it is important that our customers renew their agreements with us when the initial contract term expires and that we expand our customer relationships to add new market opportunities and the related service revenue opportunity under management. Our customers may elect not to renew their contracts with us after their initial terms have expired or may elect to otherwise terminate our services, and we cannot assure you that our customers will renew service contracts with us at the same or higher level of service, if at all, or provide us with the opportunity to manage additional opportunity. Although our renewal rates have been historically higher than those achieved by our customers prior to their using our solution, some customers have still elected not to renew their agreements with us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solution and results, our pricing, mergers and acquisitions affecting our customers or their end customers, the effects of economic conditions or reductions in our customers’ or their end customers’ spending levels. If our customers do not renew their agreements with us, renew on less favorable terms, terminate their services with us or fail to contract with us for additional service revenue management opportunities, our revenue may decline and our operating results may be adversely affected.

Our revenue will decline if there is a decrease in the overall demand for our customers’ products and services for which we provide service revenue management.

Our revenue is based on a pay-for-performance model under which we are paid a commission based on the service contracts we sell on behalf of our customers. If a particular customer’s products or services fail to appeal to its end customers, our revenue will decline for our work with that customer. In addition, if end customer demand decreases for other reasons, such as negative news regarding our customers or their products, unfavorable economic conditions, shifts in strategy by our customers away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our customers’ service contracts declines. Similarly, if our customers come under economic pressure, they may be more likely to terminate their contracts with us and/or seek to restructure those contracts, and for customers whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms. We have experienced a decline in our opportunity under management from our managed services customers in 2014 as compared to 2013 and we expect a further decline in 2015. If we continue to experience such a decline in opportunity under management, our revenue and results of operations will be adversely affected.

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

A substantial portion of our revenue has to date come from a relatively small number of customers. During the twelve months ended December 31, 2014, our top ten customers accounted for 51% of our revenue, with one customer representing over 10% of our revenue. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant customers for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

Our restructuring plans may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

We are currently implementing restructuring and other cost-reduction plans designed to reduce our overhead and our operating expenses. As we experience changes in our strategy, we will continue to determine whether additional restructuring efforts are required. These restructuring efforts may result in significant restructuring charges that may adversely affect our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans may exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We incurred restructuring and other charges of $3.3 million in 2014.

We are also going to invest and re-focus our efforts to improve efficiency in our managed services business. These investments and changes will relate to technology, processes, and people. If such changes do not result in the improvements we expect, we could see a decrease in our performance in certain accounts, lower customer satisfaction, and therefore increased customer churn.

Our quarterly results of operations may fluctuate as a result of numerous factors, many of which may be outside of our control.

Our quarterly operating results are likely to fluctuate. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers;

•	our ability to retain existing customers and/or maintain the size of our engagements with those customers;

•	the renewal rates we achieve early in an engagement and the time it takes to achieve the close rates expected for the term of the engagement;

•	our ability to effectively sell and implement our cloud offerings;

•	fluctuations in the value of end customer contracts delivered to us;

•	fluctuations in close rates;

•	changes in our commission rates;

•	seasonality;

•	loss of customers for any reason including due to acquisition;

•	the mix of new customers as compared to existing customers;

•	the length of the sales cycle for our solution, and our level of upfront investments prior to the period we begin generating revenue associated with such investments;

•	the timing of customer payments and payment defaults by customers;

•	the amount and timing of operating costs and capital expenditures related to the operations of our business, including the development of new products or cloud offerings;

•	the rate of expansion, productivity and realignment of our direct sales force;

•	the cost and timing of the introduction of new technologies or new services, including additional investments in our cloud offerings;

•	general economic conditions;

•	technical difficulties or interruptions in delivery of our solution;

•	changes in foreign currency exchange rates;

•	changes in tax rates;

•	regulatory compliance costs, including data privacy;

•	costs associated with acquisitions of companies and technologies;

•	changes in our stock price and the impact of such changes on our convertible notes and related note hedges and warrants;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the impact of new accounting pronouncements.

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

Our customer relationships and overall business will suffer if our cloud offerings do not meet expectations or if we encounter significant problems implementing them for our customers.

In the fall of 2012 we introduced Renew OnDemand, our next-generation service revenue management platform. This platform is offered on a subscription basis and initially served as the core foundation for our customer-facing cloud applications. We have now expanded into other cloud offerings such as ServiceSource Revenue Analytics and ServiceSource Customer Success on the Salesforce platform. Renew OnDemand and our current cloud offerings remains relatively new and we have limited experience selling and/or implementing it for customers, as well as limited experience migrating customers from our traditional platform to Renew OnDemand. Given the complexity and significance of this ongoing transition, including as a result of the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if our implementations or migrations are poorly executed. In addition, we expect to incur additional expenses as a result of our near term plans to run dual technology platforms as we move toward broad use and adoption of certain cloud and technologies internally while maintaining our existing technology platform. Similarly our business operations and customer relationships will be at high risk if our cloud offerings do not meet our performance expectations or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue and customer contracts and damage to our reputation.

If we cannot efficiently implement our offering for customers, we may be delayed in generating revenue, fail to generate revenue and/or incur significant costs.

In general, our customer engagements are complex and may require lengthy and significant work to implement our offerings. Changes in our go-to-market and technology strategies also will increase costs and create implementation risks for us. We also have limited experience implementing our current cloud offerings in general. As a result, we generally incur sales and marketing expenses related to the commissions owed to our sales representatives and make upfront investments in technology and personnel to support the engagements one to three months before we begin selling end customer contracts. Each customer’s situation may be different, and unanticipated difficulties and delays may arise as a result of our failure, or that of our customer, to meet respective implementation responsibilities. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs without yet generating revenue, and our relationships with some of our customers may be adversely impacted.

The market for our solution is relatively undeveloped and may not grow.

The market for service revenue management is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. In addition, we are still promoting market acceptance of our cloud offerings. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to manage the sales of their support, maintenance and subscription contracts and subscribe for our cloud offerings. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal service revenue organizations or in some cases have built or modified software applications to help manage renewals-and therefore may be reluctant to switch to a solution such as ours. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their sales activities and customer relations, concerns about end customer reaction, a belief that they can sell their support, maintenance and subscription services more cost-effectively using their internal sales organizations, perceptions about the expenses associated with changing to a new approach and the timing of expenses once they adopt a new approach, general reluctance to adopt any new and different approach to old ways of doing business, or other considerations that may not always be evident. New concerns or considerations may also emerge in the future. Particularly because our market is relatively undeveloped, we must address our potential customers’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage the sales of support, maintenance and subscription contracts. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our solution are compelling, then the market for our solution may not develop as we anticipate and our business will not grow.

Delayed or unsuccessful investment in new technology, services and markets may harm our financial results.

We plan to invest significant resources in research and development in order to enhance our managed services offerings, and SaaS cloud offerings and other new offerings that will appeal to customers and potential customers. We have undertaken the development of our cloud offerings as our new technology to offer improved and more scalable service revenue management, including enhancements to our applications. In addition, we have continued to develop our cloud offerings to utilize a Salesforce based platform for our solutions. The development of new products and services entails a number of risks that could adversely affect our business and operating results, including:

•	the risk of diverting the attention of our management and our employees from the day-to-day operations of the business;

•	insufficient revenue to offset increased expenses associated with research, development, operational and marketing activities; and

•	write-offs of the value of such technology investments as a result of unsuccessful implementation or otherwise.

If our cloud offerings or any of our other new or modified technology does not work as intended, are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing and potential customers or related service revenue opportunities, in which case our results of operations may suffer. The cost of future development of new service revenue management offerings or technologies also could require us to raise additional debt or equity financing. These actions could be dilutive to our stockholders and negatively impact our financial condition or our results of operations.

We sell subscriptions to our cloud offerings separately from our integrated solution, which may not be successful and could impact revenue from our existing solution.

We currently derive a portion of our revenue from subscriptions to our cloud offerings for a few customers, and we package and price the applications we offer on such applications on a subscription model. We may not be able to fully develop a successful market for our subscription applications. In addition, because we have limited prior experience selling technology subscriptions on a stand-alone basis, we may encounter technical and execution challenges that undermine the quality of the technology offering or cause us to fall short of customer expectations. We also have little experience pricing our technology subscriptions separately, which could result in underpricing that damages our profit margins and financial performance. It is also possible that selling a technology solution separately from our integrated solution will result in a reduction in sales of our current offerings that we might otherwise have sold. An unsuccessful expansion of our business to promote a stand-alone subscription model for any of the foregoing reasons or otherwise would lead to a diversion of financial and managerial resources from our existing business and an inability to generate sufficient revenue to offset our investment costs.

We have separated our business units and such plan may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

We have separated the Cloud & Business Intelligence business unit and the Managed Services unit. Though both units still have the same finance, legal, Human Resources, and high level executive oversight. The establishment of these two separate business units may not be achieved in an efficient manner, and may not fully realize the anticipated growth and costs savings for a variety of reasons. Some of the risks relating to this plan include potential disruption of our operations, diverting management from other important work, failure to obtain anticipated growth rates, a loss of employee morale and productivity, including the effects of employee attrition, and costs relating to such plans exceeding the costs previously estimated.

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

The solution we offer is complex, and we make errors from time to time. These may include human errors made in the course of managing the sales process for our customers as we interact with their end customers, or errors arising from our technology solution as it interacts with our customers’ systems and the disparate data contained on such systems. Errors may also arise from the launch of and migration of our current offerings to the cloud offerings. The costs incurred in correcting any material errors may be substantial. In addition, as part of our business, we collect, process and analyze confidential information provided by our customers and prospective customers. Although we take significant steps to safeguard the confidentiality of customer information, we could be subject to claims that we disclosed their information without appropriate authorization or used their information inappropriately. Any claims based on errors or unauthorized disclosure or use of information could subject us to exposure for damages, significant legal defense costs, adverse publicity and reputational harm, regardless of the merits or eventual outcome of such claims.

If we are unable to compete effectively against current and future competitors, our business and operating results will be harmed.

The market for service revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon technology ranging from Excel spreadsheets to internally-developed software to customized versions of traditional business intelligence tools and CRM or ERP software from vendors such as Oracle Corporation, SAP AG, Salesforce.com, Inc. and NetSuite, Inc. Some companies have made further investments in this area using firms such as Accenture, Plc. and McKinsey & Company, Inc. for technology consulting and education services focused on service renewals. These internally-developed solutions represent the primary alternative to our offerings. We also face direct competition from smaller companies that offer specialized service revenue management solutions, typically providing technology for use by their customers’ internal sales personnel. With our acquisition of Scout Analytics in January 2014, we also face competition from other SaaS and enterprise software providers and service providers that offer products and services that analyze recurring revenue management.

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

We believe that more competitors will emerge. With respect to our cloud offerings, we are seeing competition from companies targeting product usage, renewals and customer success related offerings. Competitors may have greater name recognition, longer operating histories, well-established relationships with customers in our markets and substantially greater financial, technical, personnel and other resources than we have, and even a potentially broader array of offerings. Potential competitors of any size may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer or end customer requirements. Even if our solution is more effective than competing solutions, potential customers might choose new entrants unless we can convince them of the advantages of our integrated solution. We expect competition and competitive pressure, from both new and existing competitors, to increase in the future.

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

Anticipated growth in our customer base will place a strain on our management, administrative, operational and financial infrastructure. We expect that additional investments in sales personnel, information technology, infrastructure and research and development spending will be required to:

•	further develop and enhance our offerings;

•	address the needs of our customers;

•	scale our operations and increase productivity;

•	develop new technology; and

•	expand our markets and opportunity under management, including into new industry verticals and geographic areas.

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

Consolidation among technology companies in our target market has been robust in recent years, and this trend poses a risk for us. Acquisitions of our customers could lead to cancellation of our contracts with those customers by the acquiring companies and could reduce the number of our existing and potential customers. For example, Oracle has acquired a number of our customers in recent years, including our then-largest customer, Sun Microsystems, in January 2010. Oracle elected to terminate our service contracts with each customer because Oracle conducted its service revenue management internally. If mergers and acquisitions continue, we expect that some of the acquiring companies, and Oracle in particular, will terminate, renegotiate and/or elect not to renew our contracts with the companies they acquire, which would reduce our revenue.

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

Our overall performance depends in part on worldwide economic conditions that impact the technology sector and other technology-enabled industries such as healthcare, life sciences and industrial systems. For example, the economic downturn typically results in many businesses deferring technology investments, including purchases of new software, hardware and other equipment, and purchases of additional or supplemental maintenance, support and subscription services. To a certain extent, these businesses also slow the rate of renewals of maintenance, support and subscription services for their existing technology base. Any future downturn could cause business customers to stop renewing their existing maintenance, support and subscription agreements or contracting for additional maintenance services as they look for ways to further cut expenses, in which case our business could suffer.

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

Many of our customers, including some of our largest customers, sell service contracts through their channel partners and engage our solution to help those channel partners become more effective at selling service contract renewals. These channel partners may have access to some of our cloud offerings, such as our Channel Sales Cloud, in addition to other sales support services we provide. In this context, the ultimate buyers of the service contracts are end customers of those channel partners, who then receive the actual services from our customers. In the event our customers’ channel partners become unreceptive to our involvement in the renewals process, those channel partners could discourage our current or future customers from engaging our solution to support channel sales. This risk is compounded by the fact that large channel partners may have relationships with more than one of our customers or prospects, in which case the negative reaction of one or more of those large channel partners could impact multiple customer relationships. Accordingly, with respect to those customers and prospective customers who sell service contracts through channel partners, any significant resistance to our solution by their channel partners could harm our ability to attract or retain customers, which would damage our overall business operations.

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

If we fail to balance our expenses with our revenue forecasts or experience significant fluctuations in our business, our results could be harmed and we may need to raise additional capital.

Due to our evolving business model, the uncertain size of our markets and the unpredictability of future general economic and financial market conditions, we expect to continue to require significant capital and may not be able to accurately forecast our revenue and operating needs. We require a significant amount of cash resources to operate our business. We plan our expense levels and investments based on estimates of future sales performance for our customers with respect to their end customers, future revenue and future customer acquisition. If our assumptions prove incorrect, we may not be able to adjust our spending quickly enough to offset the resulting decline in growth and revenue. Consequently, we expect that our gross margins, operating margins and cash flows may fluctuate significantly on a quarterly basis, and we may need to raise additional capital in order to meet operating and capital expenditure requirements. Any decline in our customer renewals or termination of our ongoing engagements may result in higher than anticipated losses in the future and shorten the time before we would need to raise additional capital. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through additional indebtedness, we may be subject to additional contractual restrictions on our business.

If we continue to see turnover of our top executives, or if we are unable to attract, hire, integrate and retain key personnel and other necessary employees, our business will be harmed.

Our future success depends on the continued contributions of our executives, each of whom may be difficult to replace. Our future success also depends in part on our ability to attract, hire, integrate and retain qualified service sales personnel, sales representatives and management- level employees to oversee such sales forces in addition to marketing, research and development and general and administrative personnel to support our global operation. We have experienced increased turnover in key executive positions during the last twelve months, including our chief executive officer. The loss of any of our key executives, or our inability to continue to attract and retain high-quality talent, could harm our business.

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

For the year ended December 31, 2014, approximately 35% of our revenue was generated outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

The technology we currently use, which includes our cloud offerings may contain or develop unexpected defects or errors. There can be no assurance that performance problems or defects in our technology will not arise in the future. Errors may result from receipt, entry or interpretation of customer or end customer information or from the interface of our technology with legacy systems and data that are outside of our control. Despite testing, defects or errors may arise in our solution. Any defects and errors that we discover in our technology and any failure by us to identify and effectively address them could result in loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation, and increased costs. Defects or errors in our technology may discourage existing or potential customers from contracting with us. Correction of defects or errors could prove impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

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

Any failure or interruptions in the Internet infrastructure, bandwidth providers, data center providers, other third parties or our own systems for providing our solution to customers, and changes in the terms and conditions of third-party platform providers, could negatively impact our business.

Our ability to deliver our solution is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. Such services include maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telecommunications systems that connect our global operations. As we plan to transition to a Salesforce based platform for certain of our solutions, we will rely on Salesforce to make application programming interfaces publicly available in order to enable customer integrations with our platform. In addition, any deterioration in our relationship with Salesforce could adversely affect our operating results.

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

From time to time, we may be party to lawsuits in the normal course of our business. Such litigation may include claims, suits, government investigations and other proceedings involving intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other matters. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions initiated by us, can often be expensive and time-consuming. Unfavorable outcomes from any claims and/or lawsuits could adversely affect our business, results of operations, or financial condition, and we could incur substantial monetary liability and/or be required to change our business practices. Our business and technology acquisition activity could also result in litigation in connection with such acquired companies. For example, refer to Item 3 of this Annual Report on Form 10-K which discusses some ongoing litigation related to our acquisition of Scout Analytics, Inc.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 25% of our outstanding common stock as of December 31, 2014. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions. We have recently seen some activist investors take ownership positions in our common stock. Altai Capital Management is the beneficial owner of approximately 14% of our common stock, has a representative on our board and has entered into a letter agreement and registration rights agreement with us governing various rights and obligations. As a general matter, if we become engaged in a proxy contest with an activist stockholder in the future, our business could be adversely affected as such contests could be costly and time consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to current or potential buyers and sellers on our platform, and make it more difficult to attract and retain qualified personnel. If buyers and/or sellers choose to delay, defer or reduce transactions with us or through our platform or transact with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be adversely affected.

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

We have substantial existing indebtedness. In August 2013, we issued $150.0 million aggregate principal amount of our convertible notes. We also have entered into a credit agreement providing for a secured revolving line of credit based on eligible accounts receivable of up to $10.0 million, with a $2.0 million letter of credit sublimit, under which we had amounts outstanding at December 31, 2014 consisting solely of a letter of credit for $0.6 million.

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

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of all of our outstanding convertible notes and credit facilities. We have in the past been able to obtain waivers from our lender under our credit agreement for our failure to comply with certain financial covenants, including our failure to comply with the consolidated funded debt to EBITDA ratio for the quarters ended June 30,

2014 and September 30, 2014. In addition, on November 3, 2014, we entered into Amendment 5 to the credit agreement to, among other things, amend certain financial covenants under the credit agreement. We may not be able to obtain waivers or enter into further amendments to our credit agreement in the future, and the failure to comply with the covenants and other provisions of the credit agreement could result in a lack of availability for borrowing under the credit facility or events of default, which could permit acceleration of repayment of all amounts due under the credit agreement, and may lead to a cross default under any other outstanding indebtedness.

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

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long term liability, which would result in a material reduction of our net working capital.

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

We perform an annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. During the third quarter of 2014 the value of our common stock declined and we experienced slowing revenue growth, which led us to perform an impairment analysis. Based on the outcome of this analysis, we incurred a goodwill impairment charge of $21.0 million during the third quarter of 2014 and subsequently in the fourth quarter of 2014, we incurred an additional goodwill impairment charge of $1.7 million which together eliminated all of the $22.7 million of goodwill in the Cloud and Business Intelligence (“CBI”) segment. During the fourth quarter of 2014, we had a change in strategy for part of the CBI segment which resulted in an impairment charge of $2.5 million of certain intangible assets from the Scout Analytics acquisition. If in any future period the Company’s market capitalization declines, this could indicate a potential impairment, and we may be required to record an impairment charge in that period against any remaining goodwill or other long-live assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters are located in San Francisco, California. We have signed a new lease for a scheduled move in May 2015 to a new corporate headquarters in San Francisco, California to occupy 24,394 square feet. We also have six globally distributed sales centers. We have two sales and operations centers in North America located in Denver and Nashville. We have additional international sales centers in Dublin, Ireland; Liverpool, United Kingdom; Singapore and Tokyo, Japan. We also have a global sales operations center in Kuala Lumpur, Malaysia. We use this center to centralize key contract renewal processes that do not require regional expertise, such as customer data management and quoting. We do not own any real estate. All of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

Location	Square Footage Leased	Region	Principal Use
San Francisco	45,361	NALA	Headquarters
Denver	71,319	NALA	Sales Center
Nashville	120,685	NALA	Sales Center
Issaquah	15,572	NALA	R&D Center
Singapore	17,086	APJ	International Sales Center
Kuala Lumpur	70,782	APJ	Sales Operation Center
Yokohama	8,977	APJ	International Sales Center
Dublin	37,923	EMEA	International Sales Center
Liverpool	22,500	EMEA	International Sales Center

ITEM 3.	LEGAL PROCEEDINGS

On January 10, 2014, certain now-former shareholders of Scout Analytics, Inc. (“Scout”) filed a lawsuit (“Bionet Lawsuit “) against Scout and some of its directors and their employers regarding the Company’s then-pending acquisition of Scout, and on April 17, 2014, the plaintiffs filed a First Amended Complaint, in which they added the Company as a defendant in the case and asserted additional related claims.

Certain now-former Scout shareholders also asserted dissenter's rights claims related to the Scout acquisition. On June 13, 2014, the Company filed a lawsuit in the Superior Court for King County, Washington, in which it sought a determination by the Court as to the fair value of the shares, and a ruling that such dissenter's rights claims have no merit (“Dissenter’s Rights Lawsuit”).

On November 16, 2014, a settlement was completed that resolved the Bionet Lawsuit, the Dissenter’s Rights Lawsuit, and all dissenter’s rights claim, except for one shareholder’s claim. On December 11, 2014, the remaining dissenters’ rights claim was resolved through settlement. The foregoing settlements were paid from the Scout acquisition escrow funds, and thus the settlements had no financial impact on the Company. There are no pending legal claims or proceedings with respect to the Scout acquisition.

From time to time, the Company may be subject to other litigation or threatened litigation arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies.

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

	2014
	High	Low
First Quarter	$9.63	$6.97
Second Quarter	$8.98	$3.95
Third Quarter	$5.91	$3.16
Fourth Quarter	$4.89	$2.81

	2013
	High	Low
First Quarter	$7.31	$5.63
Second Quarter	$9.46	$5.33
Third Quarter	$13.69	$9.32
Fourth Quarter	$12.99	$7.77
Holders
As of February 28, 2015, there were 82 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
The following graph shows a comparison from March 25, 2011(the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2014, of the cumulative total return for (1) our common stock, (2) the Morgan Stanley Technology Index, and (3) the NASDAQ Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Morgan Stanley Technology Index assume reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

	ServiceSource	Morgan Stanley Technology Index	NASDAQ Composite Index
3/25/2011	100.00	100.00	100.00
12/30/2011	128.82	86.49	93.67
12/31/2012	48.03	100.73	108.57
12/31/2013	68.80	132.75	150.18
12/31/2014	38.42	151.08	172.66

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any shares of our common stock in the year ending December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)

Net revenue	$272,180	$272,482	$243,703	$205,501	$152,935
Cost of revenue (1)	194,009	162,449	136,321	113,406	90,048
Gross profit	78,171	110,033	107,382	92,095	62,887
Operating expenses:
Sales and marketing (1)	59,988	58,826	56,925	48,520	35,119
Research and development (1)	25,802	23,855	19,255	13,073	7,188
General and administrative (1)	47,808	44,913	41,135	33,647	19,378
Restructuring and other	3,314	—	—	—	—
Goodwill and other intangibles impairments	25,108	—	—	—	—
Total operating expenses	162,020	127,594	117,315	95,240	61,685
Income (loss) from operations	(83,849)	(17,561)	(9,933)	(3,145)	1,202
Other, net	(11,008)	(4,420)	(774)	(1,127)	(1,622)
Loss before income taxes	(94,857)	(21,981)	(10,707)	(4,272)	(420)
Income tax provision (benefit)	302	871	32,107	(19,383)	2,147
Net income (loss)	$(95,159)	$(22,852)	$(42,814)	$15,111	$(2,567)
Net income (loss) per common share:
Basic	$(1.15)	$(0.29)	$(0.58)	$0.23	$(0.04)
Diluted	$(1.15)	$(0.29)	$(0.58)	$0.21	$(0.04)
Cash Distribution per common share (2)	$—	$—	$—	$—	$0.04
Weighted-average shares used in computing net income (loss) per common share:
Basic	82,872	78,408	74,270	66,656	57,284
Diluted	82,872	78,408	74,270	73,585	57,284

(1)	Reported amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$3,995	$3,303	$2,780	$1,877	$1,126
Sales and marketing	6,193	9,831	8,146	4,456	2,993
Research and development	2,800	2,414	1,880	1,167	803
General and administrative	7,911	8,072	8,077	4,099	3,167
Total stock-based compensation	$20,899	$23,620	$20,883	$11,599	$8,089

(2)
Pursuant to our previous limited liability company agreement, we were required to pay cash distributions to our members to fund their tax obligations in respect of their equity interests. All other distributions are determined by our directors in their sole discretion. Tax distributions to members were $2.5 million in 2010. Effective with our initial public offering in March 2011, we converted from a limited liability company into a Delaware corporation.

		2011	2010

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$215,382	$108,865	$22,652
Working capital	249,590	134,796	18,135
Total assets	339,846	238,961	108,103
Term loan, current and non-current		—	15,459
Obligations under capital leases, current and non-current		1,664	1,759
Convertible notes, net	120,730	—	—
Total members'/stockholders' equity	171,288	197,016	33,884

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview

We are a global leader in customer success and recurring revenue growth solutions for the Revenue Lifecycle. We provide expert managed services, cloud software and best-practice processes to increase customer success, drive revenue growth and decrease churn from existing customers. Our cloud software applications and managed services can drive higher subscription, maintenance and support revenue for our customers while improving customer retention and increasing business predictability.

The components of our solution consist of a suite of managed services and our cloud software applications, including ServiceSource Revenue Analytics, Renew OnDemand and ServiceSource Customer Success. The ServiceSource Customer Success application, which was introduced in October 2014, heavily leverages the capabilities of our Revenue Analytics platform (formerly Scout Analytics acquisition completed in January 2014). Our cloud applications are purpose-built to address the challenges of B2B customer success, account management and recurring revenue renewals. They are designed to increase the visibility and control of recurring revenue streams and customer success data, and are utilized by customers, their channel partners, end customers and our service sales teams. Our managed services include customer success, onboarding, enablement and selling services, in which dedicated service teams with specific expertise in our customers’ businesses are deployed under our customers’ brands and follow a sales process tailored specifically to improve customer retention and increase service contract renewals. Our managed services business is built on our pay-for-performance model, whereby customers pay us a commission based on renewal sales that we generate on their behalf, enabling a success-driven and shared-risk partnership with our customers.

We are continuing to invest in the development of our cloud software portfolio, including the recent addition of ServiceSource Customer Success to our suite, to further expand that product’s capabilities. We are also returning significant focus to our core services business. The ability to deliver on these two critical competencies, services and cloud software, and being able to provide holistic solutions that draw from both, will provide us a significant competitive edge in the coming years. Our investments in the near term will be at a lower level than 2014 as we work to match our expenses to our revenues.

We also plan to maintain our focus on improving operational efficiency and driving down our delivery and infrastructure costs in 2015. To achieve this we are making significant investments in improving both the efficiency and effectiveness our delivery capabilities, enabling us to not only improve profitability but to maintain a strong competitive position and to keep enhancing our customer-facing execution.

Key Business Metrics
In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under, “Basis of Presentation.” These key metrics include recurring revenue opportunity under management and number of engagements.
Recurring Revenue Opportunity Under Management. At December 31, 2014, we estimated our opportunity under management to be over $13.5 billion. Recurring revenue opportunity under management (“opportunity under management”) is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to sell or provide support on behalf of our customers over the subsequent twelve-month period. Opportunity under management is not a measure of our expected revenue. In addition, opportunity under management reflects our estimate for a forward twelve-month period and should not be used to estimate our opportunity for any particular quarter within that period. The value of end customer contracts actually delivered during a twelve-month period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our customers and their end customers. We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by customers in past periods, the minimum value of end customer contracts that our customers are required to give us the opportunity to sell pursuant to the terms of their contracts with us, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by customers, the value of end customer contracts included in the Service Performance Analysis (“SPA”) and collaborative discussions with our customers assessing their expectations as to the value of service contracts that they will make available to us for sale. While the minimum value of end customer contracts that our customers are required to give us represents a portion of our estimated opportunity under management, a significant portion of the opportunity under management is estimated based on the other factors described above. As our experience with our business, our customers and their contracts has grown, we have continually refined the process, improved the assumptions and expanded the data related to our calculation of opportunity under management. When estimating recurring revenue opportunity under management, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given twelve-month period to differ from our estimate of opportunity under management. These factors include:

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
Number of Engagements. We track the number of engagements we have with our customers. We often have multiple engagements with a single customer, particularly where we manage the sales of service renewals relating to different product lines, technologies, types of contracts or geographies for the customer. When the set of renewals we manage on behalf of a customer is associated with a separate customer contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a service sales team to manage the renewals, we designate the set of renewals, and associated revenues and costs to us as a unique engagement. For example, we may have one engagement consisting of a service sales team selling maintenance contract renewals of a particular product for a customer in the United States and another engagement consisting of a sales team selling warranty contract renewals of a different product for the same customer in Europe. These would count as two engagements. We had approximately 191, 150 and 145 engagements as of December 31, 2014, 2013 and 2012 respectively.

In 2014, we experienced a decline in Opportunity Under Management ("OUM") for our managed services business due to a number of contractions and nonrenewal by some of our customers. We expect that the OUM reduction in 2014 will further impact our 2015 results since the Company’s 2014 results were not fully impacted since the business reflected it for a portion of the year.

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
We generally contract with new customers to manage a specified portion of their service revenue opportunity, such as the opportunity associated with a particular product line or technology, contract type or geography. We negotiate the engagement specific terms of our customer contracts, including commission rates, based on the output of the SPA, including the areas identified for improvement. Once we demonstrate success to a customer with respect to the opportunity under contract, we seek to expand the scope of our engagement to include other opportunities with the customer. For some customers, we manage all or substantially all of their service contract renewals.
For cloud offerings, the SPA may be more limited and focused on the benefits of the respective technology and therefore may take less time.
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
Contract Terms. Substantially all of our managed services revenue comes from our pay-for-performance model. Under our pay-for-performance model, we earn commissions based on the value of service contracts we sell on behalf of our customers. In some cases, we earn additional performance-based commissions for exceeding pre-determined service renewal targets.
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
The impact of these transactions on our business can vary. Acquisitions of other companies by our customers can provide us with the opportunity to pursue additional business to the extent the acquired company is not already one of our customers. Similarly, when a customer is acquired, we may be able to use our relationship with the acquired company to build a relationship with the acquirer. In some cases we have been able to maintain our relationship with an acquired customer even where the acquiring company handles its other service contract renewals through internal resources. In other cases, however, acquirers have elected to terminate or not renew our contract with the acquired company. For example, Oracle terminated our contracts with Sun Microsystems.
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

We have several SaaS-based applications that we develop and support: Renew OnDemand (our purpose-built offering to manage and maximize recurring revenue), ServiceSource Revenue Analytics (formerly Scout Analytics, our SaaS offering to help companies with predictive analytics for recurring revenue), and other SaaS cloud offerings such as ServiceSource Customer Success. Our research and development costs are primarily related to these SaaS based applications. We intend to maintain customer support, training and professional service organizations to support deployments of our solutions. Our current spending incorporates a level of investment required for development of our products and are targeted at improving the tools and infrastructure that will make the product easier to deploy and support in the future. We believe that the level of effort to deploy and maintain these applications will decline over time, due to product development investments made in 2014 to improve the application layer of the solutions and to improve the underlying database architecture and reduce the overall cost of our cloud infrastructure. As a result, we expect costs to decline in 2015 and rise more slowly or at the same pace as revenue growth in future years.

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

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been a small percentage of total revenue. We expect revenues generated from subscriptions of Renew OnDemand and ServiceSource SaaS cloud offerings to rise over the longer term as we continue new customers, but decline in 2015 as losses from our initial customers on our SaaS platform do not renew. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 51%, 50% and 50% of our net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. VMware, Inc. accounted for more than 10% of our revenues in each of 2014, 2013 and 2012.

In the first quarter of 2015, our largest customer notified the Company of its intention to reduce the scope of their managed services and engagement and subscription of our legacy system contracted effective April 2015. Our opportunity under management reflects this reduction as of December 31, 2014.

The loss of revenue from any of our top customers for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key customers or their acquisition, can cause a significant decrease in our revenue. We experienced a slight decrease in revenue in 2014 due to customer cancellation and reductions, including among some or our top customers, in excess of new customer additions and expansions for the managed services segment. The customer cancellations and reductions in 2014 were higher than our historical rates, and we will continue to see the effects of these cancellations and reductions on our revenue to a certain extent in the first quarter of 2015 and to a larger extent in the second quarter of 2015.

Our business is geographically diversified. During 2014, 65% of our net revenue was earned in North America and Latin America (“NALA”), 26% in Europe, Middle East and Africa (“EMEA”) and 9% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. APJ is our newest region, and as a result accounts for less of our net revenue. In addition, our Kuala Lumpur location is also our global sales operations center where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as customer data management and quoting. We do not generate any customer revenue out of Kuala Lumpur, so it is effectively a cost center which contributes to our APJ region.
Cost of Revenue and Gross Profit
Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under, “—Factors Affecting Our Performance—Implementation Cycle”. We are currently taking measures to reduce the costs to deliver our solutions and support our customer engagements, in order to improve our gross profit. We are also evaluating additional measures to further reduce our costs of revenue as opportunity under management has declined and we focus on delivering our SAAS offerings on a more focused criteria than our initial engagements.
Operating Expenses
Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of compensation and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between twelve and fourteen months following the execution of the applicable contract. When commissions are paid out upon contract signing and are not contingent on future payments and continued employment, we expense the sales commission upon contract signing. We currently expect sales and marketing expenses to decline in 2015 and decrease or remain flat as a percentage of revenue in future years.
Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products and related applications for revenue analytics. In connection with the development and enhancements of our SaaS cloud applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to decline in 2015 and decrease or remain flat as a percentage of revenue in future years.
General and Administrative. General and administrative expenses consist primarily of compensation for our executive, human resources, finance and legal functions, and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses. We expect that our general and administrative expenses will remain flat or slightly lower on an absolute basis as we streamline our operations where possible.
Restructuring and Other. Restructuring and other expenses consist primarily of employees’ severance payments, related employee benefits, retention bonuses and charges related to cancellation of contracts. We expect to have restructuring and other expenses through 2015 as restructuring activities targeted at reducing the overall cost structure of the business continue.
Goodwill and other intangibles impairment. The goodwill and other intangibles impairment charge recorded in 2014 is related to the outcome of our third and fourth quarter impairment analysis which resulted in a non-cash goodwill impairment charge of $21.0 million in the third quarter and $1.7 million in the fourth quarter of 2014 relating to our Cloud and Business Intelligence reporting unit, and a charge of $2.5 million in the fourth quarter of 2014 related to the impairment of intangible assets. Our policy is to perform an annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired, which was the case in the third quarter of 2014. The intangible asset impairment of $2.5 million was related to the carrying value of the intangible assets impacted by the cancellation of a product line acquired in the Scout acquisition in the fourth quarter. Additionally, any further decline in the Company’s market capitalization or other events or circumstances may require additional impairment charges to be recorded in future periods against any remaining other intangibles
Other Income (Expense), Net
Interest expense. Interest expense consists primarily of interest expense associated with our convertible debt, fees related to our credit facility, capital lease payments; accretion of debt discount; and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. We expect our interest expense to increase slightly in 2015 from accretion of debt discount, amortization of deferred financing costs and contractual interest costs as a result of our August 2013 issuance of $150.0 million aggregate principal amount of convertible notes due August 2018.
Other, Net. Other, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities investments and foreign exchange gains and losses. We expect other income to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss) and the return of interest on our investments.
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

We evaluate our ability to realize the tax benefits associated with deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of our deferred tax assets, we consider all available evidence, both positive and negative.

In performing our evaluation, we place significant emphasis on guidance contained in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.”

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

	Years Ended December 31,
	2014	2013	2012
Consolidated statement of operations data:	(in thousands)
Net revenue	$272,180	$272,482	$243,703
Cost of revenue	194,009	162,449	136,321
Gross profit	78,171	110,033	107,382
Operating expenses:
Sales and marketing	59,988	58,826	56,925
Research and development	25,802	23,855	19,255
General and administrative	47,808	44,913	41,135
Restructuring and other	3,314	—	—
Goodwill and other intangibles impairments	25,108	—	—
Total operating expenses	162,020	127,594	117,315
Loss from operations	(83,849)	(17,561)	(9,933)
Other, net	(11,008)	(4,420)	(774)
Loss before income taxes	(94,857)	(21,981)	(10,707)
Income tax provision	302	871	32,107
Net loss	$(95,159)	$(22,852)	$(42,814)
Includes stock-based compensation of:
Cost of revenue	$3,995	$3,303	$2,780
Sales and marketing	6,193	9,831	8,146
Research and development	2,800	2,414	1,880
General and administrative	7,911	8,072	8,077
Total stock-based compensation	$20,899	$23,620	$20,883
The following table sets forth our operating results as a percentage of net revenue:

	Years Ended December 31,
	2014	2013	2012
	(as % of net revenue)
Net revenue	100%	100%	100%
Cost of revenue	71%	60%	56%
Gross profit	29%	40%	44%
Operating expenses:
Sales and marketing	22%	22%	23%
Research and development	9%	9%	8%
General and administrative	18%	16%	17%
Restructuring and other	1%	—%	—%
Goodwill and other intangibles impairments	9%	—%	—%
Total operating expenses	59%	47%	48%
Loss from operations	(30)%	(7)%	(4)%
Years Ended—December 31, 2014 and 2013
Net Revenue

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Net revenue
Managed Services	$240,573	89%	$255,547	94%	$(14,974)	(6)%
Cloud and Business Intelligence	31,607	11%	16,935	6%	14,672	87%
Total net revenue	$272,180	100%	$272,482	100%	$(302)	—%

Net revenue decreased $0.3 million in 2014 compared to 2013. The overall decrease in revenue in 2014 was due to customer cancellation and reductions, including among some of our top customers, in excess of new customer additions and expansions for the managed services segment. The customer cancellations and reductions in 2014 were higher than our historical rates, and we will continue to see the effects of these cancellations and reductions on our revenue to a certain extent in the first quarter of 2015 and to a larger extent in the second quarter of 2015. In addition, Scout Analytics revenue increased in 2014.

Managed services revenue decreased by 6% in 2014, compared to 2013 due to the restructuring of certain of the managed services revenue contracts with our installed base customers to include a subscription to our SaaS platform, which resulted in a shift of some revenue from managed services to CBI. The customer cancellation and reductions occurred heavily in the second part of 2014, and therefore had a limited impact on 2014.

The increase in revenue from our Cloud and Business Intelligence (“CBI”) business in 2014, compared to 2013, was primarily attributable to nearly $10 million from the restructuring of certain contracts with our installed based customers that were originally only Managed Services to include a subscription to our SaaS platform and approximately $4 million in revenue attributable to our Scout SaaS platform acquired in January 2014. CBI benefited from expansions from several customers but was offset by cancellations from other customers.
Cost of Revenue and Gross Profit

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Cost of Revenue
Managed Services	$170,820	89%	$147,278	91%	$23,542	16%
Cloud and Business Intelligence	23,189	11%	15,171	9%	8,018	53%
Total cost of revenue	$194,009	100%	$162,449	100%	$31,560	19%

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Gross profit
Managed Services	$69,753	90%	$108,269	98%	$(38,516)	(36)%
Cloud and Business Intelligence	8,418	10%	1,764	2%	6,654	377%
Total gross profit	$78,171	100%	$110,033	100%	$(31,862)	(29)%

The 19% increase in our cost of revenue in 2014 compared to 2013 reflects a $22.4 million increase in the compensation of service sales personnel for manage services as a result of increased headcount and higher average salaries, and a $2.0 million increase in our information technology and depreciation expenses related to the expansion of the service sales teams and amortization related to developed technology assets developed internally and related to our acquisition of Scout Analytics in 2014.

The $8.0 million increase in our cost of revenue for our CBI business in 2014 compared to 2013, reflected a $3.4 million increase in compensation partially due to incremental employees of Scout Analytics that was acquired January 2014, employees that moved to revenue generating efforts rather than engineering related work in 2013, a $2.5 million increase for information technology, depreciation and amortization expense and a $0.5 million increase in stock compensation expense with the increase in headcount and addition of resources related to our acquisition of Scout Analytics.

Gross profit in 2014 was adversely impacted for our managed services business due to the restructuring of some of the managed services contracts with our installed base customers to include a subscription to our SaaS platform. This change had the effect of reducing the revenue for our managed services business, without reducing the cost structure to serve the customer in many cases. In addition, to better support our customers, we have increased our investment across several key accounts, both in terms of increased managed services and professional services personnel. This increased allocation of resources has continued to compress our gross margins across both of our business segments.

Gross profit in 2014 increased for our CBI business due to the improved scale in our SaaS business, increase in revenue from restructuring of certain managed services contracts with our installed base customers to include a subscription to our SaaS platform and revenue from Scout Revenue Analytic solution acquired in January 2014, offset by a shift in expenses from research and development to cost of revenue, as we transitioned from development to customer deployment of these products.
Operating Expenses

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Operating expenses:
Sales and marketing	$59,988	22%	$58,826	22%	$1,162	2%
Research and development	25,802	9%	23,855	9%	1,947	8%
General and administrative	47,808	18%	44,913	16%	2,895	6%
Restructuring and other	3,314	1%	—	—%	3,314	100%
Goodwill and other intangibles impairment	25,108	9%	—	—%	25,108	100%
Total operating expenses	$162,020	$—	$127,594	47%	$34,426	27%
Includes stock-based compensation of:
Sales and marketing	$6,193		$9,831		$(3,638)
Research and development	2,800		2,414		386
General and administrative	7,911		8,072		(161)
Total stock-based compensation	$16,904		$20,317		$(3,413)
Sales and marketing expenses
The 2% increase in sales and marketing expenses in 2014 is due to an increase in the number of sales and marketing personnel, primarily in NALA and EMEA resulting in a $4.0 million increase in compensation and recruiting costs. Also, the increase in headcount reflected hiring for the Revenue Analytics sales team and overall increase in sales effort primarily in the first half of 2014. There was also a total of $1.6 million increase in consulting fees related to strategic initiatives in 2014 and higher overall costs including depreciation expenses and Scout Analytics related expenses, which was partially offset by lower marketing expenses of $0.5 million as a result of lower spending on brand development. Stock compensation expense decreased by $3.6 million from 2013 due to streamlining of sales management in 2014 where certain executive roles that existed in 2013 did not exist in 2014 and the lower stock price from 2013 reduced the cost of stock compensation. We expect sales and marketing expenses to decrease in 2015 as we seek to better match our expense levels to our revenue.
Research and development expenses

The 8% increase in research and development expense in 2014 was primarily due to higher headcount, professional fees and the addition of the Scout Analytics engineering team in January 2014 of $5.3 million. Capitalization of internally developed software increased $3.0 million compared to 2013 due to development of our Renew OnDemand and Revenue Analytics offerings and related applications. Travel declined $0.3 million due to an effort to reduce spending in the second half of 2014. We expect research and development spending to decrease or remain the same on an absolute basis and as a percentage of revenue in the near term as we focus on achieving profitability through a combination of revenue growth and spending controls. We expect to capitalize internal-use software costs in the future and the amount capitalized will depend on the level of expenditures on research and development.
General and administrative expenses

The 6% increase in general and administrative expense in 2014 compared to 2013 reflected a $2.9 million increase in compensation due to hiring across finance, human resources and information technology as the team expanded to support the new business lines and integration of our acquisition.

We anticipate spending in 2015 for general and administrative functions to remain flat or decrease from 2014 as we work to better align our expenses with our revenue.
Restructuring and other expenses
The increase in restructuring and other expenses in 2014 of $3.3 million is related to the Company executing a restructuring effort during the second half of 2014. The charge consists primarily of employees’ severance payments, related employee benefits, retention bonuses and cancellation of contracts. We expect to have restructuring and other expenses through 2015, as restructuring activities targeted at reducing the overall cost structure of the business continue.
Goodwill and other intangibles impairment expenses

The goodwill and other intangibles impairment charge recorded in 2014 is related to the outcome of impairment analysis which resulted in a non-cash goodwill impairment charge of $22.7 million relating to our Cloud Business Intelligence reporting unit, and a charge of $2.5 million related to the impairment of intangible assets related to the cancellation of a product line acquired in the Scout acquisition. The Company incurred a $21.0 million goodwill impairment as part of its interim impairment performed in the third quarter and a $1.7 million goodwill impairment charge in the fourth quarter as part of its annual impairment analysis. All goodwill impairment charges were related to the Cloud and Business Intelligence business unit due to the slower than expected adoption of its SaaS products in tandem with the costs to support the platform. The Company also recorded an intangible asset impairment of $2.5 million related to the carrying value of the intangible assets impacted by the cancellation of a product line acquired in the Scout acquisition in the fourth quarter. The Company performs its annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. Additionally, any further decline in the Company’s market capitalization or other event or circumstances may require additional impairment charges to be recorded in future periods against remaining other intangibles.

Other Expense, Net

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$9,886	4%	$3,754	1%	$6,132	163%
Other, net	$1,122	—%	$666	—%	$456	68%

Interest expense for 2014 increased by $6.1 million as compared to 2013 due to accretion of debt discount and the amortization of debt issuance costs of $7.5 million and interest expense of $2.3 million for the convertible notes issued in August 2013. The increase in interest expense is due 2014 incurring a full year of these costs and 2013 incurring these costs starting August 2013.

Other, net for 2014 increased by $0.5 million due primarily to higher foreign currency expenses as compared to 2013.

Income Tax Provision

	Years Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
Income tax provision	$302	$871	$(569)	(65)%

For the year ended December, 31, 2014, a charge to income tax expense of $0.3 million was recorded. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states, offset by benefits available from state tax credits. No benefit was otherwise provided for losses incurred in U.S. and Singapore, because these losses are offset by a full valuation allowance. The benefit associated with losses in Ireland is also offset by a full valuation allowance, except to the extent of losses which may be carried back to offset taxable income in the preceding year. In December 2013, our Malaysia affiliate was granted a 10-year tax holiday as an Operational Headquarters (OHQ), commencing January 1, 2014.

In 2013, a charge to income tax expense of $0.9 million was recorded. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states, offset by benefits from state credits. No benefit was otherwise provided for losses incurred in U.S. and Singapore, because these losses are offset by a full valuation allowance. In December 2013, our Malaysia affiliate was granted a 10-year tax holiday as an Operational Headquarters (OHQ), commencing January 1, 2014. The 2013 tax provision includes a benefit of $0.2 million resulting from a revaluation of previously recorded Malaysia deferred tax liabilities as a result of the OHQ tax holiday.
Years Ended—December 31, 2013 and 2012
Net Revenue

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Net revenue
Managed Services	$255,547	94%	$238,809	98%	$16,738	7%
Cloud and Business Intelligence	16,935	6%	4,894	2%	12,041	246%
Total net revenue	$272,482	100%	$243,703	100%	$28,779	12%

Net revenue increased $28.8 million, or 12%, in 2013 compared to 2012. Our revenue performance was driven by a combination of growth in opportunity from new and existing customers in both 2012 and 2013, as well as strong performance across our service sales centers in closing recurring revenue renewals. The increase in net revenue reflects revenue growth due to an increase in the number and value of service contracts sold on behalf of our customers and the ramp of new engagements entered into in 2012 and first half of 2013. These increases were partially offset due to customer attrition.

The increase in revenue from our CBI business in 2013, compared to 2012, was attributable to the restructuring of certain of the managed services revenue contracts with our installed base customers to include a subscription to our SaaS platform and the addition of a small number of large customers in late 2012 and 2013 that adopted our SaaS platform.
Cost of Revenue and Gross Profit

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Cost of Revenue
Managed Services	$147,278	91%	$131,795	97%	$15,483	12%
Cloud and Business Intelligence	15,171	9%	4,526	3%	10,645	235%
Total cost of revenue	$162,449	100%	$136,321	100%	$26,128	19%

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Gross profit
Managed Services	$108,269	99%	$107,014	100%	$1,255	1%
Cloud and Business Intelligence	1,764	1%	368	—%	1,396	379%
Total gross profit	$110,033	100%	$107,382	100%	$2,651	2%

The 19% increase in our cost of revenue in 2013 compared to 2012 reflected an increase in the number of service sales personnel, primarily for managed services, as we pursue new sales initiatives and professional services personnel associated with implementation of our Renew OnDemand application suite for our CBI customers resulting in a $17.6 million increase in compensation and a $8.3 million increase in allocated costs for facilities, including incremental facility costs related to expansion of our primarily managed services facilities in NALA and APJ, and greater allocations for information technology and depreciations, partially offset by decrease in travel expenses of $1.8 million.

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

Sales and marketing expenses

The 3% increase in sales and marketing expenses in 2013 reflected higher stock-based compensation and an increase in the number of sales and marketing personnel, primarily in NALA and EMEA resulting in a $3.3 million increase in compensation. The increase in headcount reflected our investment in sales and marketing resources aimed at expanding our customer base. The increase was partially offset by lower marketing expenses of $1.2 million as a result of lower spending on brand development initiatives and lower travel and entertainment expenses of $0.7 million.

Research and development expenses

The 24% increase in research and development expense in 2013 was primarily due to the fact that no capitalization of labor and third party costs for development of internal-use software took place in the year compared to $6.1 million capitalized costs in 2012, offset by lower expenses due to transition of configuration engineers from R&D to professional services as these individuals focus more on revenue generating activities. In 2012, we were capitalizing the development costs associated with Renew OnDemand which was released to customers in the fourth quarter of 2012. The research and development costs incurred in 2013 on Renew OnDemand have been focused supporting product functionality, bug fixes and robustness.

General and administrative expenses
The 9% increase in general and administrative expense in 2013 compared to 2012 reflected a $2.5 million increase in compensation due to hiring and investments in our IT infrastructure to support our global operations partially offset by lower allocations of information technology costs and depreciation.

Other Expense, Net

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$3,754	1%	$236	—%	$3,518	1,491%
Other, net	$666	—%	$538	—%	$128	24%
Interest expense for 2013 increased by $3.5 million as compared to 2012 due to accretion of debt discount and the amortization of debt issuance costs of $2.8 million and interest expense of $0.9 million for the convertible notes issued in August 2013.
Income Tax Provision

	Years Ended December 31,			% Change
	2013	2012	Change
	(in thousands)
Income tax provision	$871	$32,107	$(31,236)	(97)%

In 2013, income tax expense of $0.9 million was recorded. This amount primarily represents taxes in domestic and foreign jurisdictions where we have profitable operations, including certain U.S. states, offset by benefits available from state credits. No benefit was provided for losses incurred in U.S. and Singapore, because these losses are offset by a full valuation allowance. In December 2013, our Malaysia subsidiary was granted a ten year tax holiday as an OHQ, commencing January 1, 2014. The 2013 tax provision includes a benefit of $0.2 million resulting from a revaluation of previously recorded Malaysia deferred tax liabilities as a result of the OHQ tax holiday.

During the second quarter of 2012, a valuation allowance against our U.S. deferred tax assets was recorded in the amount of $31.8 million as the cumulative losses for the most recent three years, as well as the U.S. losses in the first half of 2012, represented significant negative evidence for us to conclude that a valuation allowance was required. Accordingly, the computation of the effective tax rate does not include U.S. losses, nor does it include losses incurred by our Singapore subsidiary, which are offset by a full valuation allowance. The 2012 tax provision also reflects the reversal of prior quarter deferred tax benefits, plus tax expense in jurisdictions where we report taxable profits.

Liquidity and Capital Resources

At December 31, 2014, we had cash, cash equivalents and short-term investments of $215.4 million, which primarily consisted of cash, money market accounts, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. In addition, at December 31, 2014, we had cash and cash equivalents of $6.1 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and our current plans do not require us to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S. and have access to external funding under our credit agreement.

Our primary operating cash requirements include the payment of compensation and related costs, working capital requirements related to accounts receivable and accounts payable, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities, proceeds from stock offerings and the exercise of stock options, and to a lesser extent, from a convertible note issuance and borrowings under various credit facilities, with no such borrowings in 2014. We believe our existing cash and cash equivalents and short-term investments and our currently available credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

In August 2013, we issued $150.0 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the "Notes") and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless earlier converted. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.1 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes are classified as a non-current liability on our consolidated balance sheet as of December 31, 2014.
Credit Facility
On July 5, 2012, we entered into a three-year credit agreement (the “Credit Agreement”). The Credit Agreement provides for a secured revolving line of credit based on eligible accounts receivable in an amount up to $25.0 million on and before July 5, 2013 and up to $30.0 million thereafter, in each case with a $2.0 million letter of credit sublimit. On June 18, 2013, we elected to reduce our revolving commitment by $5.0 million from $30.0 million to $25.0 million. Proceeds available under the Credit Agreement may be used for working capital and other general corporate purposes. We have the option to prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. We also have the option to terminate the commitments under the Credit Agreement in whole at any time.
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
On January 21, 2014, we entered into a third amendment to the credit agreement which amended the financial covenants to allow us to acquire Scout Analytics.
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

On November 1, 2014, the Company entered into a fifth amendment to the Credit Agreement where the parties agreed to remove a financial covenant requiring a certain level of consolidated funded debt to EBITDA ratio for the previous four quarters. The Company agreed to a new financial covenant requiring the Company to have an EBITDA loss not to exceed a specified target. The Company was in compliance with all of the covenants under the Credit Agreement as of December 31, 2014.

Our obligations under the Credit Agreement are guaranteed by our subsidiary, ServiceSource Delaware, Inc., and are collateralized by substantially all of our assets and our subsidiary’s assets.
Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash (used in) provided by operating activities	$(23,762)	$15,675	$10,502
Net cash used in investing activities	(61,872)	(82,472)	(10,889)
Net cash provided by financing activities	4,168	159,765	11,092
Net increase (decrease) in cash and cash equivalents, net of impact of foreign exchanges on cash and cash equivalents	$(79,750)	$93,564	$10,585
Operating Activities
In 2014, net cash used in operating activities was $23.8 million. Our net loss during the period was $95.2 million, which was impacted by non-cash charges of $13.2 million for depreciation and amortization, and $7.5 million of amortization of debt discount and issuance costs, $20.9 million for stock-based compensation and $25.1 million for goodwill and other intangibles impairment. Cash provided for operations resulted from changes in our working capital, including a $3.7 million decrease in accounts receivable, a $0.5 million increase in accrued taxes, and a $1.1 million increase in accrued liabilities and other. Uses of cash were related to a $0.6 million increase in prepaid expenses, and a $0.3 million decrease in accounts payable.
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
Investing Activities
In 2014 cash used for investing activities was principally to purchase of short-term investments, net sales and maturities of $20.0 million, acquisition of Scout Analytics of $32.6 million and to a lesser extent for purchases of property and equipment of $9.4 million.

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
Financing Activities
Cash provided by financing activities was $4.2 million during 2014 and comprised primarily from option exercises and the purchase of common stock under our employee stock purchase plan of $4.4 million offset by payment of capital leases obligations.
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
At December 31, 2014, the future minimum payments under these commitments were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$521	$192	$272	$57	$—
Operating lease obligations	31,048	7,123	14,153	5,593	4,179
	$31,569	$7,315	$14,425	$5,650	$4,179
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms, including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of December 31, 2014, our liability for unrecognized tax benefits was immaterial. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.

We have also signed a new lease for a scheduled move to a new corporate headquarters in San Francisco, California in May 2015 to occupy 24,394 square feet.

Critical Accounting Policies and Estimates
Revenue Recognition

Our revenue is derived primarily from managed services. Other revenues include subscriptions to our cloud applications and professional services.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Customer contracts are generally used to determine the existence of an arrangement.

•	Delivery has occurred. The service has been or is being provided to the customer.

•
Our fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the selling price is subject to refund or adjustment.

•
The collectability of our fee is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Managed Services
Revenue from managed services consists of fees earned from the sales of services contracts on behalf of our customers or assisting our customers in their sales process. Our contract obligations include administering and managing the sales and/or renewal process for our customer’s service contracts, providing adequately trained staff, reporting, and holding periodic business reviews with our customers. Under our contracts, customers are obligated to provide us with a detailed listing of sales prospects, access to their databases or management systems, and sales and marketing materials. Our fees are generally calculated as a fixed percentage of the overall sales value associated with the successful renewal of service contracts sold on behalf of our customers. In addition, some of our customer contracts include performance-based fees determined by the achievement of specified performance metrics. Our managed service contracts typically entitle us to additional fees and adjustments resulting from instances where our customers fail to provide us with a specified minimum value of contract renewals or they fail to provide contract renewal data within the time frames specified in our contract. We also receive termination fees in the event a customer cancels a contract without cause prior to its terminations date. Our managed service contracts can also be cancelled by our customers without a termination fee if we fail to achieve certain performance levels.

Our fees from managed services are recognized on a net basis since we act as an agent on behalf of our customers. We do not perform the underlying maintenance services; determine pricing, terms or scope of services to our customer’s end users. Performance incentive fees and early termination fees are recorded in the period when the performance criteria have been met.

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

Multiple-Deliverable Arrangements

We have entered into a limited number of multiple element arrangements wherein our customers utilize a combination of managed services, subscriptions to our cloud applications and professional services. We separate deliverables at the inception of the arrangement as if each deliverable has stand-alone value to our customer. Arrangement consideration is allocated based on the relative best estimate of selling prices of each deliverable. However, substantially all fees earned from our managed services are contingent in nature as the commissions we earn are based on our performance against the specific terms of each contract. Therefore, contingent fees from managed services are excluded from the allocation of relative best selling prices at inception of our multiple element arrangements.
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

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using peer company volatility and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of share-based compensation and consequently, the related amount recognized in our consolidated statements of operations.
Stock-based compensation expense for our restricted stock units and performance based restricted stock awards is determined using the fair value of our common stock on the date of grant, and the expense is recognized on a straight-line basis over the vesting period. Performance based restricted stock awards compensation expense is only recorded if it is probable that the performance conditions will be met.
Valuation analysis of goodwill and intangible assets
We perform our annual goodwill impairment analysis in the fourth quarter of each year according to the provisions of ASC 350-20-35. A two-step impairment test of goodwill is required, unless the simplified method is elected. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.
Our goodwill valuation analysis is based on our respective reporting units (Managed Services and Cloud and Business Intelligence), which are consistent with our operating segments identified in Note 16-Segment and Geographic Information of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2014 by the income approach. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.
Significant management judgments are required in order to assess goodwill and intangible asset impairment, including the following:

•	identification of comparable companies to benchmark under the market approach giving due consideration to the following factors:

◦	financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar business,

◦	economic, environmental, and political factors faced by such companies, and

•	impact of goodwill impairment recognized in prior years,

•	susceptibility of our reporting unit to fair value fluctuations,

•	reporting unit revenue, gross profit, and operating expense growth rates,

•	financial forecasts,

•	discount rate to apply to estimated cash flows,

•	terminal values,

•	reasonable gross profit levels,

•	estimated control premium a willing buyer is likely to pay, including consideration of the following:

◦
the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units,

◦	weighted average and median control premiums offered in relevant industries,

◦	industry specific control premiums, and

◦	specific transaction control premiums.

•	significant events or changes in circumstances including the following:

◦	significant negative industry or economic trends,

◦	significant decline in our stock price for a sustained period,

◦	our market capitalization relative to net book value,

◦	significant changes in the manner of our use of the acquired assets,

◦	significant changes in the strategy for our overall business, and

◦	our assessment of growth and profitability in each reporting unit over the coming years.
Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2014 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2015 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
As part of this process, we engaged a third party valuation firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.
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
We performed a sensitivity analysis of our foreign currency exposure at December 31, 2014 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. A 10% appreciation or depreciation for all currencies against the U.S. dollar at December 31, 2014 would not have had a material impact on our results of operations or our cash flows.
Interest Rate Risk

At December 31, 2014, we had cash and cash equivalents of $90.4 million and short-term investments of $125.0 million, which primarily consisted of corporate bonds, agency securities, asset-backed securities and U.S. treasury securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits

As of December 31, 2014, we had $150.0 million aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $0.5 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ServiceSource International, Inc.

To the Board of Directors and Stockholders of ServiceSource International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of ServiceSource International, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 16, 2015

ServiceSource International, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$90,382	$170,132
Short-term investments	125,000	105,001
Accounts receivable, net	70,163	73,113
Deferred income taxes	398	412
Prepaid expenses and other	6,815	6,295
Total current assets	292,758	354,953
Property and equipment, net	25,658	27,998
Deferred income taxes, net of current portion	2,488	2,035
Goodwill and intangibles, net	10,957	6,334
Other assets, net	7,985	8,626
Total assets	$339,846	$399,946

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,922	$3,610
Accrued taxes	1,721	1,134
Accrued compensation and benefits	20,056	19,610
Deferred revenue	7,018	5,905
Accrued liabilities and other	11,451	9,509
Total current liabilities	43,168	39,768
Obligations under capital leases, net of current portion	329	387
Convertible notes, net	120,730	113,915
Other long-term liabilities	4,331	5,179
Total liabilities	168,558	159,249
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized, 83,928 shares issued and 83,807 shares outstanding as of December 31, 2014; 82,086 shares issued and 81,965 shares outstanding at December 31, 2013	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	312,017	286,526
Accumulated deficit	(141,409)	(46,250)
Accumulated other comprehensive income	1,113	854
Total stockholders’ equity	171,288	240,697
Total liabilities and stockholders’ equity	$339,846	$399,946
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net revenue	$272,180	$272,482	$243,703
Cost of revenue	194,009	162,449	136,321
Gross profit	78,171	110,033	107,382
Operating expenses:
Sales and marketing	59,988	58,826	56,925
Research and development	25,802	23,855	19,255
General and administrative	47,808	44,913	41,135
Restructuring and other	3,314	—	—
Goodwill and other intangibles impairments	25,108	—	—
Total operating expenses	162,020	127,594	117,315
Loss from operations	(83,849)	(17,561)	(9,933)
Other, net	(11,008)	(4,420)	(774)
Loss before income taxes	(94,857)	(21,981)	(10,707)
Income tax provision	302	871	32,107
Net loss	$(95,159)	$(22,852)	$(42,814)
Net loss per common share:
Basic	$(1.15)	$(0.29)	$(0.58)
Diluted	$(1.15)	$(0.29)	$(0.58)
Weighted-average shares used in computing net loss per common share:
Basic	82,872	78,408	74,270
Diluted	82,872	78,408	74,270
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(95,159)	$(22,852)	$(42,814)
Other comprehensive income:
Foreign currency translation adjustments	471	579	(110)
Unrealized (loss) gain on short-term investments, net of tax	(212)	167	(20)
Total other comprehensive income (loss), net of tax	259	746	(130)
Total comprehensive loss, net of tax	$(94,900)	$(22,106)	$(42,944)
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balances at January 1, 2012	72,688	$7	(121)	$(441)	$177,796	$19,416	$238	$197,016
Issuance of common stock from exercise of stock options, vesting of RSU’s and employee stock purchase plan	2,570	1	—	—	10,483	—	—	10,484
Stock-based compensation	—	—	—	—	20,883	—	—	20,883
Income tax benefit from stock-based compensation	—	—	—	—	1,488	—	—	1,488
Comprehensive loss:
Net loss	—	—	—	—	—	(42,814)	—	(42,814)
Other comprehensive loss	—	—	—	—	—	—	(130)	(130)
Total comprehensive loss								(42,944)
Balances at January 1, 2013	75,258	8	(121)	(441)	210,650	(23,398)	108	186,927
Proceeds from common stock issuance (Options) and employee stock purchase plan	5,887	—	—	—	24,976	—	—	24,976
Vested restricted stock units converted to shares	514	—	—	—	—	—	—	—
Equity component of the convertible notes issuance, net	—	—	—	—	37,297	—	—	37,297
Issuance of warrants	—	—	—	—	21,763	—	—	21,763
Bond hedges	—	—	—	—	(31,408)	—	—	(31,408)
Stock-based compensation	—	—	—	—	23,608	—	—	23,608
Income tax deficiency from stock-based compensation	—	—	—	—	(360)	—	—	(360)
Comprehensive loss:
Net loss	—	—	—	—	—	(22,852)	—	(22,852)
Other comprehensive loss	—	—	—	—	—	—	746	746
Total comprehensive loss								(22,106)
Balances at January 1, 2014	81,659	8	(121)	(441)	286,526	(46,250)	854	240,697
Proceeds from common stock issuance (Options) and employee stock purchase plan	937	—	—	—	4,386	—	—	4,386
Vested restricted stock units converted to shares	1,332	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,959	—	—	20,959
Income tax benefit from stock-based compensation	—	—	—	—	146	—	—	146
Comprehensive loss:
Net loss	—	—	—	—	—	(95,159)	—	(95,159)
Other comprehensive loss	—	—	—	—	—	—	259	259
Total comprehensive loss								(94,900)
Balances at December 31, 2014	83,928	$8	(121)	$(441)	$312,017	$(141,409)	$1,113	$171,288
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(95,159)	$(22,852)	$(42,814)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,219	11,652	10,003
Amortization of debt discount and issuance costs	7,474	2,761	149
Amortization of premium on short-term investments	(245)	750	591
Deferred income taxes	(514)	217	31,340
Stock-based compensation	20,899	23,620	20,883
Tax (benefit) deficit from stock-based compensation	(146)	360	(1,488)
Restructuring and other	952	—	—
Goodwill and other intangibles impairments	25,108	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,716	(7,470)	(10,906)
Prepaid expenses and other	(631)	(1,305)	3,819
Accounts payable	(278)	521	(2,473)
Accrued taxes	477	71	115
Accrued compensation and benefits	248	3,772	(6,239)
Accrued liabilities and other	1,118	3,578	7,522
Net cash (used in) provided by operating activities	(23,762)	15,675	10,502
Cash flows from investing activities
Acquisition of property and equipment	(9,357)	(5,261)	(20,353)
Investment in privately held company	—	(4,500)	—
Cash paid for acquisition, net of cash acquired	(32,550)	—	—
Purchases of short-term investments	(84,415)	(89,747)	(64,002)
Sales of short-term investments	60,407	14,436	52,051
Maturities of short-term investments	4,043	2,600	21,415
Net cash used in investing activities	(61,872)	(82,472)	(10,889)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	150,000	—
Issuance costs related to the issuance of convertible senior notes	—	(4,867)	—
Payments of convertible note hedges	—	(31,408)	—
Proceeds from the issuance of warrants	—	21,763	—
Repayment of long-term debt and capital lease obligations	(364)	(329)	(710)
Payment of deferred debt issuance costs	—	—	(141)
Proceeds from common stock issuances	4,386	24,966	10,455
Tax benefit (deficit) from stock-based compensation	146	(360)	1,488
Net cash provided by financing activities	4,168	159,765	11,092
Net (decrease) increase in cash and cash equivalents	(81,466)	92,968	10,705
Effect of exchange rate changes on cash and cash equivalents	1,716	596	(120)
Cash and cash equivalents at beginning of period	170,132	76,568	65,983
Cash and cash equivalents at end of period	$90,382	$170,132	$76,568
Supplemental disclosure of cash flow information
Cash paid for interest	$2,440	$125	$132
Income taxes paid (refunded), net	146	1,168	(3,987)
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through accounts payable and accrued liabilities	385	34	314
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
ServiceSource International, Inc. ("ServiceSource" or the "Company") is a global leader in recurring revenue management, partnering with technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. The Company delivers these results via a cloud-based solution, with dedicated service teams, leveraging benchmarks and best practices derived from their rich database of service and renewal behavior. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service-contract renewals process, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its customers based on renewal sales that the Company generates on their behalf under a pay-for-performance model. In addition, the Company also offers a purpose-built cloud application to maximize the renewal of subscriptions, maintenance and support contracts and receives subscription fees from its customers for the SaaS product. The Company’s corporate headquarters is located in San Francisco, California. The Company has additional offices in Colorado, Tennessee, Washington, the United Kingdom, Ireland, Malaysia, Singapore and Japan.

2. Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements of ServiceSource include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company’s significant accounting judgments and estimates include, but are not limited to: revenue recognition, the valuation and recognition of stock-based compensation, recognition and measurement of current and deferred income tax assets and liabilities and uncertain tax positions and the provision for bad debts.
The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. Actual results may differ from these estimates, and these differences may be material.
Segment Reporting

Prior to the first quarter of 2014, the Company operated its business in three reportable segments, which were NALA (North America and Latin America), EMEA (Europe, Middle East and Africa) and APJ (Asia Pacific-Japan). Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the chief operating decision maker ("CODM") (which for ServiceSource is its Chief Executive Officer) in deciding how to allocate resources and assess performance. In connection with the 2014 annual planning process, the Company changed its operating segments to align with how the CODM evaluates the financial information used to allocate resources and assess performance of the Company. The new reporting structure consists of two operating segments: Managed Services and Cloud and Business Intelligence. As a result, the Company changed its segment reporting/disclosure as required by Topic ASC 280, Segment Reporting, with effect from the first quarter of 2014, and all segment information has been conformed to the new operating segments for all prior periods.
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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments, accounts receivable and the Note Hedges (Note 11). The Company is also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates.
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
The following table summarizes net revenue and accounts receivable from customers, in excess of 10% of total net revenue and accounts receivable, respectively, including the related geographic segments as discussed in Note 16.

	Revenue			Accounts Receivable
	Years Ended December 31,			December 31,
	2014	2013	2012	2014	2013
VMware, Inc. (NALA, EMEA and APJ)	12%	14%	13%	13%	14%
Fair Value of Financial Instruments
The carrying amounts of certain financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued payables and other accrued liabilities approximates fair value due to their short-term nature.
Foreign Currency Translation and Remeasurement
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Net revenue and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive income (loss). For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gains and losses are reported in the accompanying consolidated statements of operations. Foreign currency transaction losses of $0.8 million, $1.0 million and $0.4 million, were included in other (expense) income, net during 2014, 2013 and 2012, respectively.
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
The following are changes in the allowance for doubtful accounts during 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012
Balance, beginning of year	$128	$253	$32
Charged to expense	37	123	221
Recoveries	(128)	(248)	—
Balance, end of year	$37	$128	$253
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

Asset retirement obligations as of December 31, 2012	$752
Lease settlement	(365)
Additions	366
Accretion expense	25
Asset retirement obligations as of December 31, 2013	778
Lease settlement	—
Additions	267
Accretion expense	28
Asset retirement obligations as of December 31, 2014	$1,073

Capitalized Internal-Use Software
Expenditures for software purchases and software developed or obtained for internal use are capitalized and amortized over a period of two to five years on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes direct external costs associated with developing or obtaining internal-use software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees or professional fees for consultants who are directly associated with the development of such applications. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred and are recorded in research and development on the accompanying consolidated statements of operations. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time amortization commences.
Goodwill

Goodwill assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill.

The Company tests for goodwill impairment at the reporting unit level on an annual basis in the fourth quarter of each of its fiscal years, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. To assess if goodwill is impaired a qualitative assessment is first performed to determine whether further impairment testing is necessary. This qualitative analysis evaluates factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. If, as a result of the qualitative assessment, the Company considers it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, impairment exists and is recorded.

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

The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. $6.3 million of the goodwill is related to our Managed Service reporting unit. Goodwill related to our Cloud and Business Intelligence reporting unit generated from our January 25, 2014 acquisition of Scout Analytics was fully impaired in 2014. Based on the Company's results of its qualitative test for goodwill impairment, as of December 31, 2014, it believes that it is more-likely-than-not that the fair value of the Managed Services reporting unit is greater than its respective carrying value. No impairment of goodwill were identified during 2013 and 2012. Refer to Note 5 Goodwill and Other Intangibles Impairment for more information.

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
Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible, including internal-use software and tangible assets. Acquired intangible assets are amortized over their useful lives on a straight line basis which represents the pattern in which the Company derives benefit from the asset. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In 2014, the Company recorded intangible assets as part of its acquisition of Scout Analytics. The Company recorded an impairment of intangible assets in relation to its Cloud and Business Intelligence business unit in the fourth quarter of 2014 of $2.5 million related to the cancellation of a product line originally acquired in the Scout acquisition. No impairment of any long-lived assets was identified during 2013 and 2012.
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

Deferred Debt Issuance Costs
The Company defers debt issuance costs, which primarily consists of the debt discount on the convertible debt and issuance costs related to the convertible debt. Such costs primarily relates to convertible notes (Note 11) and is amortized using the effective interest method over the term of the convertible debt. The amortization of deferred debt issuance costs is recorded as interest expense. Unamortized deferred debt issuance costs were $32.0 million at December 31, 2014 and $39.5 million as of December 31, 2013. Amortization of deferred debt issuance costs was $7.5 million in 2014, $2.8 million in 2013 and $0.1 million in 2012, respectively. Estimated future amortization of deferred debt issuance costs expense will approximate $8.1 million in 2015, $8.7 million in 2016, $9.4 million in 2017 and $5.9 million in 2018.
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
Revenue Recognition
The Company’s revenue is derived primary from recurring revenue management. Other revenues include subscriptions to the Company’s cloud applications and professional services
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured from customers and no significant obligations remain unfulfilled by the Company.
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

Multiple Element Arrangements
The Company enters into multiple element arrangements when customers utilize a combination of recurring revenue management services, subscriptions and professional services. Deliverables are separated at the inception of the arrangement if each deliverable has stand-alone value to the customer. The Company believes that it has stand-alone value for professional services. Arrangement consideration is allocated based on the relative best selling prices of each deliverable. However, most fees earned from recurring revenue management services are contingent in nature as the fees earned by the Company are based on performance against the specific terms of each contract. Therefore, contingent fees from revenue management services are excluded from the allocation of relative best selling prices at inception of multiple element arrangements.
Selling prices for each deliverable is determined based on the selling price hierarchy of vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE"), and best estimated selling price ("BESP"). Generally, the Company has not been able to establish VSOE for its deliverables as the items have not been sold separately. The Company has not been able to reliably determine the stand-alone selling prices of competitors’ products and services, and therefore cannot rely on TPE for its deliverables. Therefore, the Company utilizes BESP to determine the selling prices of its deliverables. The objective of BESP is to determine the price at which the Company would price a product or service if it were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold separately or for new offerings including Renew OnDemand. BESP is determined by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval with management, taking into consideration the Company’s marketing strategy. As these marketing strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to selling prices.
Once arrangement consideration is allocated to the various deliverables in a multiple element arrangement, revenue is recognized when all other revenue recognition criteria has been achieved.
Advertising Costs
Advertising is expensed as incurred as a component of sales and marketing expenses on the consolidated statements of operations. Advertising expense was $0.1 million during 2014, $0.1 million during 2013 and $1.1 million during 2012.

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
Recent Accounting Pronouncements

In June 2013, the FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s 2014 interim and annual periods. The adoption of this guidance did not have a material impact on its consolidated financial statements.

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

3. Net Income (Loss) Per Common Share
The basic and diluted net income (loss) per share calculations are presented below (in thousands, except for per share amounts):

	Years Ended December 31,
	2014	2013	2012
Basic net loss per common share
Net loss	$(95,159)	$(22,852)	$(42,814)
Weighted-average common shares outstanding	82,872	78,408	74,270
Basic net loss per share	$(1.15)	$(0.29)	$(0.58)

	Years Ended December 31,
	2014	2013	2012
Diluted net loss per common share
Net loss used to determine diluted earnings per common shares	$(95,159)	$(22,852)	$(42,814)
Weighted-average common shares outstanding used in basic calculation	82,872	78,408	74,270
Adjustment for dilutive potential shares	—	—	—
Weighted-average common shares for diluted net loss per share	82,872	78,408	74,270
Diluted net loss per share	$(1.15)	$(0.29)	$(0.58)

Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our Employee Stock Purchase Plan having an anti-dilutive effect of 6.4 million, 2.0 million and 4.1 million shares for the years ended December 31, 2014, 2013 and 2012, respectively.

4. Business Acquisition
On January 22, 2014, the Company acquired Scout Analytics, Inc. (“Scout”), a privately held company. Scout provides cloud-based recurring revenue management solutions that enable information services, media publishing, and SaaS companies to understand how customers engage with their online content.
The acquisition has been accounted for under the acquisition method of accounting in accordance with the FASB's Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As such, the Scout assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits from combining Scout with the Company including the hiring of Scout's workforce, all of which was allocated to the Cloud and Business Intelligence reporting unit. Refer to Note 5 regarding the impairment of this goodwill during the third and fourth quarters of 2014.
The Company's allocation of the total purchase consideration of $32.5 million , net of cash acquired is summarized below (in thousands)

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

Each of the developed technology, customer relationships and trade names are being amortized on a straight-line basis over 4 years, with a combined weighted-average useful life of 4 years .
Actual and pro-forma results of operations for the acquisition have not been presented because they are not material to the consolidated results of operations.
5. Goodwill and Other Intangibles Impairment
Goodwill Impairment

The Company tests for goodwill impairment at the reporting unit level on an annual basis in the fourth quarter of each of its fiscal years, or at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. During the third quarter of 2014, the Company’s market capitalization had a significant decline, the Company experienced slowing revenue growth and losses in 2014 for the Cloud and Business Intelligence reporting unit in the near term and the Company experienced churn of the Cloud and Business Intelligence customer base. Therefore, the Company determined that there were sufficient indicators to require the Company to perform an interim impairment analysis in the third quarter of 2014.

Based on the first step analysis, the Company determined that the carrying amount of the goodwill for the Cloud and Business Intelligence reporting unit was in excess of its fair value. The fair value of the reporting unit was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. In the income approach, the company assumed a forecasted cash flow period of nine years, long-term annual growth rates of 4% and a discount rate of 16%. As required by the second step of the impairment test, the Company performed an allocation of the fair value to all the assets and liabilities of the reporting unit, including identifiable intangible assets, based on their estimated fair values, to determine the implied fair value of goodwill. Accordingly, the Company recorded a goodwill impairment charge related to the Cloud and Business Intelligence reporting unit of $21.0 million, during the quarter ended September 30, 2014 for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value. Consistent with the approach in the third quarter, the Company performed a step one analysis for the Cloud and Business Intelligence reporting unit and again determined that the fair value was less than the carrying value. The Company then performed step two of the impairment analysis which resulted in the impairment of all of the reporting unit’s remaining goodwill in the amount of $1.7 million .

In the fourth quarter of 2014, the Company performed its annual analysis of impairment of goodwill for the Managed Services reporting unit. Based on the Company's results of its qualitative test for goodwill impairment, it believes that it is more-likely-than-not that the fair value of the Managed Services reporting unit is greater than its carrying value and the two step impairment test was not deemed necessary. This qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit.

In total, the Company recorded a $22.7 million non-cash goodwill impairment charge in 2014 for its Cloud and Business Intelligence reporting unit.

The changes in the carrying amount of goodwill by reporting units as of December 31, 2014 were as follows:

	Managed Services	Cloud and Business Intelligence	Total
	(in thousands)
Balance as of December 31, 2013	$6,334	$—	$6,334
Addition due to acquisition	—	22,653	22,653
Impairment	$—	$(22,653)	$(22,653)
Balance as of December 31, 2014	$6,334	$—	$6,334
There is no activity in 2012 and 2013.
Intangible Assets Impairment

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In the fourth quarter, due to a move to a competing solution by the reseller of a technology acquired from the Scout acquisition, and lack of alternative uses of this technology, the Company decided to not further pursue opportunities with this technology and fully impaired the intangible assets related to this technology, trademarks and customer contracts and recorded at charge of $2.5 million.

Based on the assessment of various factors noted above in Cloud and Business Intelligence reporting unit, the Company determined that there were sufficient indicators to require the Company to perform an impairment analysis of its remaining long-lived assets with finite useful lives, including intangible assets. This analysis was completed in the fourth quarter of 2014 and included comparison of the sum of the undiscounted cash flows to the carrying value of the assets within the asset group. Since the sum of undiscounted cash flows was determined to be more than the carrying value of the assets within the asset group, no impairment of the remaining long-lived assets was required.
Intangible Assets
Intangible Assets consisted of the following:

	Year Ended December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Balance as of January 1, 2014	$—	$—	$—
Addition	9,020	—	9,020
Amortization expenses	—	(1,940)	(1,940)
Impairment	(2,970)	513	(2,457)
Balance as of December 31, 2014	$6,050	$(1,427)	$4,623
Amortization expense for intangibles assets recognized during the year ended December 31, 2014 was $1.9 million. The Company’s intangible asset is comprised of $2.2 million of developed technology assets, $1.6 million of customer relationships assets and $0.8 million of trade name assets as of December 31, 2014.
The estimated future amortization expense of purchased intangible assets as of December 31, 2014 was as follows:

December 31, 2014
(in thousands)
Years ending December 31,
2015	$1,513
2016	1,513
2017	1,513
2018	84
Total	$4,623

6. Cash, cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. The Company has cash and cash equivalents held on its behalf by a third party of $0.9 million and $0.5 million as of December 31, 2014 and 2013 respectively. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the years ended December 31, 2014 and 2013 were insignificant.

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2014 and 2013 (in thousands):

December 31, 2014

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$89,589	$—	$—	$89,589
Cash equivalents:
Money market mutual funds	793	—	—	793
Total cash and cash equivalents	90,382	—	—	90,382
Short-term investments:
Corporate bonds	49,110	29	(120)	49,019
U.S. agency securities	42,004	56	(17)	42,043
Asset-backed securities	21,083	8	(34)	21,057
U.S. Treasury securities	12,859	27	(5)	12,881
Total short-term investments	125,056	120	(176)	125,000
Cash, cash equivalents and short-term investments	$215,438	$120	$(176)	$215,382

December 31, 2013

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$169,968	$—	$—	$169,968
Cash equivalents:
Money market mutual funds	164	—	—	164
Total cash and cash equivalents	170,132	—	—	170,132
Short-term investments:
Corporate bonds	40,503	90	(10)	40,583
U.S. agency securities	31,720	40	(13)	31,747
Asset-backed securities	15,880	14	(12)	15,882
U.S. Treasury securities	16,742	50	(3)	16,789
Total short-term investments	104,845	194	(38)	105,001
Cash, cash equivalents and short-term investments	$274,977	$194	$(38)	$275,133
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of December 31, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$19,686	$19,696
Due in 1 to 5 years	105,370	105,304
Total	$125,056	$125,000
As of December 31, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.

7. Fair value of financial instruments

The Company measures certain financial instruments at fair value on a recurring basis. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities.

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

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

All of the Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2.

The following table presents information about the Company’s financial instruments that are measured at fair value as of December 31, 2014 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$793	$793	$—
Total cash equivalents	793	793	—
Short-term investments:
Corporate bonds	49,019	—	49,019
U.S. agency securities	42,043	—	42,043
Asset-backed securities	21,057	—	21,057
U.S. Treasury securities	12,881	—	12,881
Total short-term investments	125,000	—	125,000
Cash equivalents and short-term investments	$125,793	$793	$125,000

The following table presents the financial instruments that are measured and carried at cost basis as of December 31, 2014 and December 31, 2013 (in thousands) and included within Other assets, net:

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

The convertible notes issued by the Company in August 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes was $111.2 million and $141.2 million as of December 31, 2014 and 2013 respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

The Company did not have any other financial instruments measured at fair value or any long-term debt as of December 31, 2014 and 2013, respectively.

8. Property and Equipment, Net
Property and equipment balances were comprised of the following (in thousands):

	December 31,
	2014	2013
Computers and equipment	$16,335	$14,675
Software	38,273	34,467
Leasehold improvements	12,643	11,493
Furniture and fixtures	9,584	9,078
	76,835	69,713
Less: accumulated depreciation and amortization	(51,177)	(41,715)
	$25,658	$27,998

Depreciation and amortization expense during the years ended December 31, 2014, 2013 and 2012, was $13.2 million, $11.7 million and $10.0 million, respectively.

Total property and equipment assets under capital lease at December 31, 2014 and 2013, was $3.3 million and $3.2 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $3.1 million and $2.6 million, respectively.

The Company capitalized costs of $3.0 million, $0 and $6.2 million, during 2014, 2013 and 2012, respectively, related to internal-use software. As of December 31, 2014 and 2013, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $8.5 million and $9.3 million, respectively. Amortization of capitalized costs related to internal-use software was $2.9 million, $4.4 million and $3.0 million during 2014, 2013 and 2012, respectively.

9. Other Accrued Liabilities
Other current accrued liabilities balances were comprised of the following (in thousands):

	December 31,
	2014	2013
Accrued professional fees	$4,895	$2,527
Deferred rent	855	834
Accrued other	5,701	6,148
	$11,451	$9,509

10. Credit Facility and Capital Leases
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

Amounts outstanding on the facility at December 31, 2014 and 2013 consisted of a letter of credit for $575,000 required under an operating lease agreement for office space at the Company’s San Francisco headquarters. The loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. The Company is also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.30%. At December 31, 2014, the interest rate for borrowings under the facility was 2.2%
On August 1, 2014 and October 29, 2014, the Company entered into a waiver under the Credit Agreement that waived its failure to comply with the consolidated funded debt to EBITDA ratio for the quarter ended June 30, 2014 and September 30, 2014 respectively.
On November 1, 2014, the Company entered into a fifth amendment to the credit agreement where the parties agreed to remove a financial covenant requiring a certain level of consolidated funded debt to EBITDA ratio for the previous four quarters. The Company agreed to a new financial covenant requiring the Company to have an EBITDA loss not to exceed a specified target. The Company was in compliance with all of the covenants under the Credit Agreement as of December 31, 2014.

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

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for capital lease agreements were 5.8%, 2.6% and 2.5% at December 31, 2014, 2013 and 2012, respectively.
The future contractual maturities of capital lease obligations as of December 31, 2014 are as follows (in thousands):

Years Ending
2015	$192
2016	126
2017	72
2018	74
2019	57
Total	$521

11. Convertible Notes
Senior Convertible Notes
In August 2013, the Company issued senior convertible notes (the "Notes") raising gross proceeds of $150.0 million.
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
The net carrying amount of the liability component of the Notes as of December 31, 2014 consists of the following (in thousands):

	December 31,
	2014	2013
Principal amount	$150,000	$150,000
Unamortized debt discount	(29,270)	(36,085)
Net carrying amount	$120,730	$113,915
The following table presents the interest expense recognized related to the Notes for the twelve months ended December 31, 2014 (in thousands):

Contractual interest expense at 1.5% per annum	$2,250
Amortization of debt issuance costs	635
Accretion of debt discount	6,815
Total	$9,700
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

12. Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under non-cancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense during 2014, 2013 and 2012 was $9.2 million, $8.6 million and $8.5 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2014 were as follows (in thousands):

Fiscal Year
2015	$7,123
2016	5,003
2017	4,738
2018	4,412
2019	3,285
Thereafter	6,487
Total	$31,048

Purchase Orders
The Company had $4.2 million in non-cancelable purchase commitments with our suppliers as of December 31, 2014.

Litigation

On January 10, 2014, certain now-former shareholders of Scout Analytics, Inc. (“Scout”) filed a lawsuit (“Bionet Lawsuit“) against Scout and some of its directors and their employers regarding the Company’s then-pending acquisition of Scout, and on April 17, 2014, the plaintiffs filed a First Amended Complaint, in which they added the Company as a defendant in the case and asserted additional related claims.

Certain now-former Scout shareholders also asserted dissenter's rights claims related to the Scout acquisition. On June 13, 2014, the Company filed a lawsuit in the Superior Court for King County, Washington, in which it sought a determination by the Court as to the fair value of the shares, and a ruling that such dissenter's rights claims have no merit (“Dissenter’s Rights Lawsuit”).

On November 16, 2014, a settlement was completed that resolved the Bionet Lawsuit, the Dissenter’s Rights Lawsuit, and all dissenter’s rights claim, except for one shareholder’s claim. On December 11, 2014, the remaining dissenters’ rights claim was resolved through settlement. The foregoing settlements were paid from the Scout acquisition escrow funds, and thus the settlements had no financial impact on the Company. There are no pending legal claims or proceedings with respect to the Scout acquisition.

From time to time, the Company may be subject to other litigation or threatened litigation arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies.

13. Stockholders’ Equity
Stock Option Plans
The Company maintains the following stock plans: the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2011 Employee Stock Purchase Plan. The Company’s board of directors, by delegation to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options, restricted stock units or restricted stock awards may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant
Under the 2011 Plan, options granted are generally subject to a four-year vesting period whereby 25% of the options become vested after a one-year period and the remainder then vests monthly through the end of the vesting period. Vested options may be exercised up to ten years from the grant date, as defined in the 2011 Plan. Vested but unexercised options expire 90 days after termination of employment with the Company. The restricted stock units and awards typically vest over four years with annual vesting as to one-fourth of the grant on each anniversary date with vesting contingent upon employment with the Company.

The Company elected to recognize the compensation cost of all stock-based awards on a straight-line basis over the vesting period of the award. Further, the Company applied an estimated forfeiture rate to unvested awards when computing the share compensation expenses. The Company estimated the forfeiture rate for unvested awards based on its historical experience on employee turnover behavior and other factors.
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
Determining Fair Value of Stock Options
The estimated fair value of stock options and awards granted during 2014, 2013 and 2012, was approximately $19.4 million, $29.3 million and $41.7 million, respectively. The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the options, which is generally four years. Restricted stock vest over four years and upon vesting, entitles the holder to one share of common stock for each restricted stock and has an exercise price of $0.0001 per share, which is equal to the par value of the Company’s common stock. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.
The fair value of each grant of options during 2014, 2013 and 2012 was determined by the Company using the methods and assumptions discussed below. The Company stratifies its population of outstanding share options into two relatively homogeneous groups to estimate the expected term and forfeiture rate of options grants. Each of these inputs is subjective and generally requires significant judgment to determine.
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

The weighted average Black-Scholes option-pricing model assumptions for years ended 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Expected term (in years)	5.00	5.00	5.05
Expected volatility	37%	43%	46%
Risk-free interest rate	1.57%	1.19%	0.76%
Expected dividend yield	—%	—%	—%

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
The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes option-pricing model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected term (in years)	0.5 -1.0	0.5 -1.0	0.50
Expected volatility	32%	27%	45%
Risk-free interest rate	0.05%-0.09%	0.13%-0.17%	0.14%
Expected dividend yield	—%	—%	—%

The expected term represents the period of time from the beginning of the offering period to the purchase date. The Company uses its peer market volatility for a period equivalent to the expected term of the options to estimate the expected volatility. The risk-free interest rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. As of December 31, 2014, 1,104,390 shares had been issued under the ESPP and 2,097,304 shares were available for future issuance.
Stock Awards Issued to Non Employees
During 2012, the Company granted stock options to purchase 10,000 common shares, to non-employees for professional services at exercise prices of $6.20 per share. There were no stock awards issued to non-employees in 2014 and 2013. Stock-based compensation expense related to options granted to non-employees was $0.1 million during 2012.
Option and RSU activity under the Option Plans for 2014, 2013 and 2012 was as follows (shares and aggregate intrinsic value in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding—January 1, 2012	6,410	15,335	5.70	802
Additional shares reserved under the 2011 Equity Incentive Plan	2,903	—	—	—
Granted	(6,523)	2,954	12.30	3,569
Options exercised/ Restricted stock released	—	(2,100)	3.84	(209)
Forfeited	1,234	(1,000)	9.57	(234)
Outstanding—December 31, 2012	4,024	15,189	6.98	3,928
Additional shares reserved under the 2011 equity incentive plan	3,025	—	—	—
Granted	(6,565)	3,023	7.43	3,542
Options exercised/ Restricted stock released	—	(5,147)	4.47	(920)
Canceled/Forfeited	5,271	(4,157)	12.77	(1,119)
Outstanding — December 31, 2013	5,755	8,908	5.89	5,431
Additional shares reserved under the 2011 equity incentive plan	3,279		—
Granted	(8,554)	4,345	4.46	4,209
Options exercised/ Restricted stock released		(518)	5.13	(1,332)
Canceled/Forfeited	5,502	(2,665)	6.77	(2,832)
Outstanding — December 31, 2014	5,982	10,070	5.08	5,476

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options vested and expected to vest—December 31, 2014	9,352	$5.11	6.04	$2,819
Options exercisable—December 31, 2014	5,627	5.21	4.00	1,114
Restricted stock expected to vest- December 31, 2014	4,374	—	1.34	20,470
The weighted-average grant date fair value of options granted during 2014, 2013 and 2012 was $1.56, $3.18 and $4.98, respectively. The weighted average grant date fair values of restricted stock units granted during 2014, 2013 and 2012 was $4.62, $8.26 and $11.69, respectively.
The aggregate intrinsic value of options exercised under the Option Plans was $1.7 million, $23.9 million and $21.9 million, in 2014, 2013 and 2012, respectively, determined as of the date of option exercise. The intrinsic value is calculated as the difference between the fair value of the common shares on the exercise date and the exercise price of the option shares. The total estimated fair value of options shares vested in 2014, 2013 and 2012 was $4.8 million, $15.9 million and $13.1 million, respectively.
Stock-based compensation expense is based on applying estimated fair values determined at the grant date to those options granted in the year that are ultimately expected to vest. Accordingly, the fair values calculated on the total population of grants have been reduced for estimated forfeitures expected to occur in the future.
The table below summarizes stock-based compensation expense as allocated within the Company’s consolidated statements of operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$3,995	$3,303	$2,780
Sales and marketing	6,193	9,831	8,146
Research and development	2,800	2,414	1,880
General and administrative	7,911	8,072	8,077
Total stock-based compensation	$20,899	$23,620	$20,883
The following table summarizes information about stock options outstanding at December 31, 2014 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contract Life (in Years)	Weighted- Average Exercise Price per Share	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.20 to $4.17	1,014	9.09	$3.46	47	$1.25
4.20	2,000	9.92	4.20	—	—
4.26	2,182	2.15	4.26	2,182	4.26
$4.32 to $4.60	178	6.56	4.45	81	4.60
4.65	1,050	4.17	4.65	1,050	4.65
$4.66 to $5.80	1,482	5.76	5.39	1,158	5.52
$5.82 to $6.80	1,203	6.68	6.44	749	6.36
$6.85 to $14.64	946	7.45	8.72	347	9.51
$16.48 to $17.36	15	3.70	11.52	13	16.92
	10,070	6.27	5.08	5,627	5.21
As of December 31, 2014 and 2013 there was $29.7 million and $49.5 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2011 Plan, which is expected to be recognized over a weighted-average period of 3.41 years and 2.83 years, respectively.

14. Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers domestic employees who have attained 21 years of age and provide at least 20 hours of service per week. This plan allows U.S. employees to contribute up to 90% of their pre-tax salary in certain investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. During 2014, 2013 and 2012, the Company matched up to 50% of employee contributions up to an annual limit of $2,000. Matching contributions by the Company are fully vested upon completion of the first year of employment. Employer matching contributions, which may be discontinued at the Company’s discretion, amounted to $1.9 million, $1.3 million and $1.1 million, during 2014, 2013 and 2012, respectively.

15. Income Taxes
Loss from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S.	$(88,616)	$(20,124)	$(10,381)
International	(6,241)	(1,857)	(326)
Loss before provision for income taxes	$(94,857)	$(21,981)	$(10,707)

The income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(16)	$—	$(489)
Foreign	517	501	1,112
State and local	424	153	144
Total current income tax provision	925	654	767
Deferred:
Federal	—	—	25,779
Foreign	(97)	(90)	76
State and local	(526)	307	5,485
Total deferred income tax provision (benefit)	(623)	217	31,340
Income tax provision	$302	$871	$32,107
The following table provides a reconciliation of income taxes provided at the federal statutory rate of 34% to the income tax provision (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S. income tax at federal statutory rate	$(32,246)	$(7,464)	$(3,640)
State income taxes, net of federal benefit	758	544	391
Foreign tax rate differential	1,882	1,000	674
Permanent differences	464	231	364
Non-deductible impairment charges	7,702	—	—
Tax credits	(1,769)	(1,824)	(1,040)
Valuation allowance	23,645	8,366	35,690
Other, net	(134)	18	(332)
Income tax provision	$302	$871	$32,107

In December 2013, Malaysia granted a ten year tax holiday to the Company’s Malaysia affiliate, commencing with its fiscal year beginning January 1, 2014. This resulted in a tax benefit in fiscal 2013 of approximately $0.2 million from the elimination of the Malaysia subsidiary’s deferred tax liabilities. The earnings per share benefit in 2014 and 2013 is not material.

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2014 and 2013. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods (in thousands):

	December 31,
	2014	2013
Current
Accrued liabilities	$4,290	$4,157
State taxes	1	—
Allowance for doubtful accounts	—	32
Current deferred tax assets	4,291	4,189
Non-current
Share-based compensation expense	14,177	13,126
Net operating loss carryforwards	48,594	16,452
Tax credits	5,325	4,634
Amortization of tax intangibles	5,210	9,486
Other, net	22	194
Non-current deferred tax assets	73,328	43,892
Total current and non-current deferred tax assets	77,619	48,081
Deferred tax liabilities
Property & equipment	(902)	(1,204)
Convertible debt costs	(2,146)	(2,571)
Net deferred tax assets	74,571	44,306
Less: Valuation allowance	(71,935)	(42,155)
Net deferred tax assets	$2,636	$2,151
As of December 31, 2014 and 2013, management assessed the realizability of deferred tax assets. Management evaluated the need for and amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of our deferred tax assets, we consider all available evidence, both positive and negative.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that most of our U.S. deferred tax assets were not realizable as of December 31, 2014. Significant negative evidence included U.S. pretax losses (as calculated consistent with ASC 740) in each of the Company’s 2014 quarters and for the cumulative twelve-quarter period ended December 31, 2014. Additionally, Company forecasts indicated a continuation of U.S pretax losses for calendar 2015. Management also concluded on a more-likely-than-not basis that our Singapore and Ireland deferred tax assets were not realizable, using the analysis prescribed in ASC 740. Other factors were considered but provided neither positive nor negative objectively-verifiable evidence as to the realization of our deferred tax assets. The remaining deferred tax assets at December 31, 2014 relate to jurisdictions in which we have net adjusted historical pretax profits and sufficient forecast profitability to assure future realization of such deferred tax assets
Based upon available evidence, it was concluded on a more-likely-than-not basis that most of our U.S. deferred tax assets were not realizable in 2013. Significant negative evidence included U.S. pretax losses (as calculated consistent with ASC 740) in each of the Company’s 2013 quarters and for the cumulative twelve-quarter period ended December 31, 2013. Additionally, Company forecasts indicated a continuation of U.S pretax losses for calendar 2014. Management also concluded on a more-likely-than-not basis that our Singapore and Ireland deferred tax assets were not realizable, using the analysis prescribed in ASC 740. Other factors were considered but provided neither positive nor negative objectively-verifiable evidence as to the realization of our deferred tax assets. The remaining deferred tax assets in 2013 relate to jurisdictions in which we have net adjusted historical pretax profits and sufficient forecast profitability to assure future realization of such deferred tax assets
The change in the valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $29.8 million and $6.8 million, respectively.
As of December 31, 2014, the Company had net operating loss carryforwards of approximately $178.1 million for federal income tax purposes and approximately $94.1 million for California income tax purposes. These losses are available to reduce taxable income and expire at various dates beginning in 2017. Approximately $50.2 million of federal net operating loss carryforwards and $35.2 million of California net operating loss carryforwards are related to excess tax benefits from stock-based compensation. The tax benefits associated with net operating losses attributed to stock-based compensation will be credited to additional paid-in capital when realized. The Company uses a “with and without” approach to determine the utilization of excess tax benefits from stock-based compensation. The Company considers only the direct impact of stock option awards when calculating the amount of windfalls or shortfalls attributable to stock-based compensation.
At December 31, 2014, the Company had $2.5 million of U.S. federal research and development credits which expire beginning in 2031, and $3.0 million of California research and development credits which do not expire. The Company also has $0.4 million of California Enterprise Zone Credits which expire beginning in 2024 if not utilized, and $2.2 million of other state tax credits which expire beginning in 2024 if not utilized.

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

The Company acquired U.S. federal net operating loss carryforwards of Scout Analytics, Inc. upon the acquisition of that entity in January 2014, subject to the ownership change limitations. Acquired U.S. federal net operating losses from Scout total approximately $30.2 million, net of amounts unavailable due to ownership change limitations, which amount is included in the total U.S. federal net operating loss above.
The Company’s income taxes payable has been adjusted for the tax benefits associated with employee stock option transactions. These adjustments to stockholders’ equity amounted to $0.1 million credit and $0.4 million debit for the years ended December 31, 2014 and 2013, respectively.
The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is currently under audit by the state of California for its 2008 through 2010 tax years. The 2008 through 2014 tax years generally remain subject to examination by federal, state and foreign tax authorities.
The Company has implemented the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
Years Ended	2014	2013	2012
Beginning balance	$880	$433	—
Additions based on tax positions related to the current year	169	317	109
Additions for tax position of prior years	—	130	324
Reductions for tax positions of prior years	(101)	—	—
Ending balance	$948	$880	$433
At December 31, 2014, the Company had a liability for unrecognized tax benefits of $0.9 million, $35,000 of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2014, the interest and penalties recognized were not material. During the years ended December 31, 2013 and 2012, the Company recognized and accrued approximately $2,000 and $3,000, respectively, of interest or penalties related to unrecognized tax benefits.
The Company considers its undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2014 the Company’s unremitted earnings from its foreign subsidiaries was $5.8 million. The determination of the unrecognized deferred U.S. income tax liability, if any, is not practicable due to the complexities associated with its hypothetical calculation.

16. Segment and Geographical Information
Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company's CODM, which for ServiceSource is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Prior to the first quarter of 2014, the Company operated its business in one reportable segment. In connection with the 2015 annual planning process, the Company changed its operating segments to align with how the CODM expected to evaluate the financial information used to allocate resources and assess performance of the Company. The new reporting structure consists of two operating segments: Managed Services and Cloud and Business Intelligence. As a result, the segment information presented has been conformed to the new operating segments for all prior periods

Managed Services- The Company’s managed services solution consists of end-to-end management and optimization of the recurring revenue process, including quoting, selling and business intelligence. The Company's managed services business is built on its pay-for-performance model, whereby customers pay the Company a commission based on renewal sales that it generates on their behalf. The Company’s managed services offerings include quoting and selling services, in which dedicated service teams have specific expertise in the customers’ businesses, are deployed under the Company's customers’ brands and follow a sales process tailored specifically to improve customer retention and increase service contract renewals.

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

The Company does not allocate sales and marketing, research and development, or general and administrative expenses to its operating segments because management does not include the information in its measurement of the performance of the operating segments. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.

The following tables provide summary financial information by reportable segment (in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Managed Services	Cloud and Business Intelligence	Managed Services	Cloud and Business Intelligence	Managed Services	Cloud and Business Intelligence
Net Revenue	$240,573	$31,607	$255,547	$16,935	$238,809	$4,894
Cost of Revenue	170,820	23,189	147,278	15,171	131,795	4,526
Gross Profit	$69,753	$8,418	$108,269	$1,764	$107,014	$368

Summarized long -lived asset additions classified by reporting segment, were as follows (in thousands):

	2014	2013
Managed Services	$5,034	$5,127
Cloud and Business Intelligence (1)	35,799	151
Total Long Lived Assets Addition	$40,833	$5,278

(1) The company impaired $25.1 million of the Cloud and Business Intelligence long-lived asset additions for the year ending December 31, 2014.

Geographical Information

The Company’s business is geographically diversified. During 2014, 65% of our net revenue was earned in North America and Latin America (“NALA”), 26% in Europe, Middle East and Africa (“EMEA”) and 9% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. All of NALA net revenue represents revenue generated in the United States.

Our Net revenue by geographic region, is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenue
NALA	$176,928	$173,188	$150,041
EMEA	70,425	73,839	66,902
APJ	24,827	25,455	26,760
Total net revenue	$272,180	$272,482	$243,703

The majority of the Company’s assets at December 31, 2014 and 2013 were attributable to its U.S. operations. Property and equipment information is based on the physical location of the assets. The following table presents the long-lived assets, consisting of property and equipment, by geographic location (in thousands):

	December 31,
	2014	2013
NALA	$21,682	$22,976
EMEA	1,207	1,614
APJ	2,769	3,408
Total property and equipment, net	$25,658	$27,998

17. Restructuring and Other
The Company announced at the beginning of the third quarter of 2014 a restructuring effort to better align its cost structure with current revenue levels. The restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of $3.3 million during 2014. Restructuring costs include severance related expenses which includes severance payments, related employee benefits and retention bonuses. Other costs include severance related expenses and $0.5 million of charges related to cancellation of contracts with outside vendors. The Company expects to incur restructuring and other expenses through 2015, as restructuring activities targeted at reducing the overall cost structure of the business will continue over several quarters.
Restructuring and other reserve activities for the twelve months ended December 31, 2014 is summarized as follows (in thousands):

	Restructuring	Other	Total
Restructuring and other liabilities at January 1, 2014	$—	$—	$—
Restructuring and other charges	2,054	1,260	3,314
Cash paid	1,690	1,009	2,699
Restructuring and other liabilities at December 31, 2014	$364	$251	$615

18. Selected Quarterly Financial Data (Unaudited)

The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended December 31, 2014. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	Three Months Ended
	Dec. 31, 2014 (1)	Sep. 30, 2014 (2)	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013
	(in thousands, except per share amounts)
Net revenue	$74,654	$64,713	$65,997	$66,816	$77,182	$66,482	$67,697	$61,121
Gross profit	25,976	15,495	17,479	19,221	31,581	26,752	29,077	22,623
Loss from operations	(9,829)	(39,119)	(18,870)	(16,031)	(384)	(3,656)	(3,867)	(9,655)
Loss before provision for income taxes	(13,200)	(41,986)	(21,066)	(18,605)	(3,307)	(4,749)	(4,162)	(9,762)
Net loss	$(13,541)	$(41,786)	$(21,092)	$(18,740)	$(1,988)	$(5,502)	$(4,906)	$(10,455)
Net loss per common share:
Basic and diluted	$(0.16)	$(0.50)	$(0.25)	$(0.23)	$(0.02)	$(0.07)	$(0.06)	$(0.14)

(1) During the three months ended December 31, 2014, the Company recorded a goodwill impairment charge of $1.7 million and an intangible asset impairment charge of $2.5 million .

(2) During the three months ended September 30, 2014, the Company recorded a goodwill impairment charge of $21.0 million.

19. Related Party Transactions

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

On November 13, 2014, the Company entered into an agreement with Altai Capital Management, L.P. (Altai) whereby the Company expanded the number of seats of its Board of directors to 9 from 8 and granted a seat to Altai as long as it holds a 10% or greater equity ownership in the Company. At the Company’s 2015 Annual Meeting, Altai Capital will vote all of its shares of common stock of the Company in favor of each of the Company's nominees for director.

In addition, the Company and Altai Capital entered into a Registration Rights Agreement. Altai Capital is entitled to demand registration rights. If Altai Capital requests in writing that the Company effect a registration that has an anticipated aggregate offering price to the public of at least $15.0 million, then the Company will be required to register all registrable securities that Altai Capital requests to be registered, subject to certain conditions and limitations. The Company is required to effect only one registration if on a long-form registration statement and up to four registrations if on a short-form registration statement. Depending on certain conditions, however, the Company may defer any such registration for a specified number of days.

Altai Capital is entitled to piggyback registration rights. If the Company registers any of its securities either for its own account or for the account of other security holders, Altai Capital is entitled to include all or part of its shares in the registration, subject to certain conditions and limitations.

Generally, all of the Company's fees, costs and expenses of registrations will be borne by the Company. However, certain costs of any shelf registration statements, in addition to underwriting discounts and commissions, will be borne by Altai Capital. The parties shall provide customary indemnification of each other in connection with any registered offering pursuant to the terms of the Registration Rights Agreement.

20. Subsequent Events

In the first quarter of 2015, the Company’s largest customer notified the Company of its intention to reduce the scope of their managed and technology services contract effective April 2015.

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
Based on management’s evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2014 our disclosure controls and procedures are designed to, and are effective to, provide at a reasonable assurance level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On August 4, 2014 and October 29, 2014, we entered into a waiver under our revolving credit facility that waived our failure to comply with a consolidated funded debt to EBITDA for the quarter ended June 30, 2014 and September 30, 2014, respectively.

On November 3, 2014, we entered into Amendment 5 to the to our revolving credit facility to remove a financial covenant requiring a certain level of consolidated funded debt to EBITDA ratio for the previous four quarters and to add a new financial covenant requiring the Company to have EBITDA loss not to exceed a specified target.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2015 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Board Committees” in our 2015 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Code of Business Conduct and Ethics” in our 2015 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Process for Recommending Candidates to the Board of Directors” in our 2015 Proxy Statement.
We intend to disclose any amendment to our code of ethics, or waiver from, certain provisions of our code of ethics as applicable for our directors and executive officers, including our principal executive officer, principal financial and accounting officer, chief accounting officer, and controller, or persons performing similar functions, by posting such information on our website at http://www.servicesource.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the captions “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” in our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) All financial statements
Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages [53] through [58] of this Form 10-K.
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

SERVICESOURCE INTERNATIONAL, INC.

Dated:	March 16, 2015	By:	/s/ CHRISTOPHER M. CARRINGTON
Christopher M. Carrington
Chief Executive Officer (Principal Executive Officer)

SERVICESOURCE INTERNATIONAL, INC.

Dated:	March 16, 2015	By:	/s/ SIMON BIDDISCOME
Simon Biddiscombe Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christopher M. Carrington, Simon Biddiscombe and Matthew Goldberg, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the ServiceSource International, Inc. and in the capacities and on the dates indicated.

Date	Signature	Title
March 16, 2015	/s/ MICHAEL A. SMERKLO	Chairman of the Board
Michael A. Smerklo

March 16, 2015	/s/ CHRISTOPHER M. CARRINGTON	Chief Executive Officer (Principal Executive Officer)
Christopher M. Carrington

March 16, 2015	/s/ SIMON BIDDISCOMBE	Chief Financial Officer (Principal Financial and Accounting Officer)
Simon Biddiscombe

March 16, 2015	/s/ ROBERT G. ASHE	Director
Robert G. Ashe

March 16, 2015	/s/ STEVEN M. CAKEBREAD	Director
Steven M. Cakebread

March 16, 2015	/s/ RICHARD J. CAMPIONE	Director
Richard J. Campione

March 16, 2015	/s/ BRUCE W. DUNLEVIE	Director
Bruce W. Dunlevie

Date	Signature	Title
March 16, 2015	/s/ JAMES C. MADDEN	Director
James C. Madden

March 16, 2015	/s/ RISHI BAJAJ	Director
Rishi Bajaj

March 16, 2015	/s/ THOMAS F. MENDOZA	Director
Thomas F. Mendoza

March 16, 2015	/s/ BARRY D. REYNOLDS	Director
Barry D. Reynolds

Index to Exhibits

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
3.1	Certificate of Incorporation of the Company filed March 24, 2011		3.1	Form 8-K (No. 001- 35108)	April 1, 2011
3.2	Bylaws of the Company dated March 24, 2011		3.2	Form 8-K (No. 001- 35108)	April 1, 2011
4.1	Registration and Information Rights Agreement dated as of December 8, 2006, between the Registrant and GA SS Holding LLC, SSLLC Holdings, Inc., Housatonic Micro Fund SBIC, LP and Housatonic Equity Investors SBIC, LP		4.1	Form S-1/A (No. 333- 171271)	February 25, 2011
4.2	Securities Purchase Agreement and Registration Rights Schedule dated as of January 31, 2003, between the Registrant and the 2003 Holders		4.2	Form S-1/A (No. 333- 171271)	February 25, 2011
4.3	Specimen common stock certificate of the Registrant		4.3	Form S-1/A (No. 333- 171271)	March 11, 2011
4.4	Indenture between ServiceSource International, Inc. and Wells Fargo Bank, National Association, dated as of August 13, 2013		4.4	Form 8-K (No. 001-35108)	August 14, 2013
4.5	Registration Rights Agreement dated as of November 13, 2014, by and between the Company and Altai Capital Management, L.P.		10.2	Form 8-K (No. 001-35108)	November 14, 2014
10.1	Credit Agreement dated as of July 5, 2012 between the Company and JPMorgan Chase Bank, National Association		10.1	Form 10-Q (No. 001- 35108)	November 9, 2012
10.2	Pledge and Security Agreement entered into as of July 5, 2012 by and between ServiceSource International, Inc. , ServiceSource Delaware Inc and JPMorgan Chase Bank, N.A.		10.1	Form 10-Q (No. 001- 35108)	August 3, 2012
10.3+	Form of Director and Executive Officer Indemnification Agreement		10.1	Form S-1 (No. 333- 171271)	December 20, 2010
10.4+	2004 Omnibus Share Plan and forms of agreements thereunder		10.2	Form S-1 (No. 333- 171271)	December 20, 2010
10.5+	2008 Share Option Plan and form of agreement thereunder		10.3	Form S-1 (No. 333- 171271)	December 20, 2010
10.6+	2011 Equity Incentive Plan and forms of agreements thereunder		4.4	Form S-8 (No. 333- 173116)	March 28, 2011
10.7+	2011 Equity Incentive Plan form of Restricted Stock Award Agreement		10.1	Form 8-K (No. 001- 35108)	February 10, 2012

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
10.8+	2011 Employee Stock Purchase Plan and form of agreement thereunder		4.5	Form S-8 (No. 333- 173116)	March 28, 2011
10.9+	Amended and Restated Employment and Confidential Information Agreement dated as of June 8, 2010, between the Registrant and Michael A. Smerklo		10.5	Form S-1 (No. 333- 171271)	December 20, 2010
10.10+	Amended and Restated Employment Letter Agreement dated as of November 4, 2010, between the Registrant and Natalie A. McCullough		10.11	Form S-1 (No. 333- 171271)	December 20, 2010
10.11	Office Lease, dated as of October 31, 2007, between the Registrant and Six Thirty-Four Second Street, LLC		10.16	Form S-1/A (No. 333- 171271)	February 25, 2011
10.12	Amendment No. 2, dated August 6, 2013, to the Credit Agreement between ServiceSource International, Inc. and JPMorgan Chase Bank, N.A.		10.1	Form 8-K (No. 001-35108)	August 9, 2013
10.13	Form of Convertible Note Hedge Confirmation		10.3	Form 8-K (No. 001-35108)	August 9, 2013
10.14	Form of Warrant Confirmation		10.4	Form 8-K (No. 001-35108)	August 9, 2013
10.15+	Employment and Confidential Information Agreement dated as of November 16, 2014, between the Company and Christopher M. Carrington	X
10.16+	Separation Agreement dated as of December 31, 2014 between the Company and Richard Campione	X
10.17	Amendment 3 to Credit Agreement dated as of January 21, 2014 between the Company and JPMorgan Chase Bank, National Associates		10.1	Form 10-Q (No. 001-35108)	May 7, 2014
10.18	Amendment 4 to Credit Agreement dated as of May 5, 2014 between the Company and JPMorgan Chase Bank, National Associates		10.2	Form 10-Q (No. 001-35108)	May 7, 2014
10.19	Waiver related to Credit Agreement dated August 1, 2014 between the Company and JPMorgan Chase Bank, National Associates		10.2	Form 10-Q (No. 001-35108)	August 5, 2014
10.20	Amendment 5 to Credit Agreement dated as of November 3, 2014 between the Company and JPMorgan Chase Bank, National Associates		10.1	Form 10-Q (No. 001-35108)	November 6, 2014

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
10.21+	Employment and Confidential Information Agreement dated as of September 29, 2014, between the Company and Simon Biddiscombe		10.2+	Form 10-Q (No. 001-35108)	November 6, 2014
10.22+	Separation Agreement dated as of July 30, 2014 between the Company and Jay Ackerman.		10.3+	Form 10-Q (No. 001-35108)	November 6, 2014
10.23+	Separation Agreement dated as of August 19, 2014 between the Company and Michael Smerklo		10.4+	Form 10-Q (No. 001-35108)	November 6, 2014
10.24	Letter Agreement, dated November 13, 2014, by and between the Company and Altai Capital		10.1	Form 8-K (No. 001-35108)	November 14, 2014
21.1	List of subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

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