Form 10-K/A
period 2014-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2015-03-17
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Statement

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 to correct a technical error that appeared in “Item 6. Selected Financial Data” to our Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.  In “Item 6. Selected Financial Data,” our historical Consolidated Balance Sheet Data was not presented correctly.  This Amendment No. 1 fixes this presentation, and we are otherwise re-filing the entire Form 10-K for convenience with the corrected information.  Beyond this correction, this Amendment No. 1 makes no other changes to the original Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

i

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

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$215,382	$275,133	$109,442	$108,865	$22,652
Working capital	249,590	315,815	149,431	134,796	18,135
Total assets	339,846	399,946	224,472	238,961	108,103
Term loan, current and non-current	—	—	—	—	15,459
Obligations under capital leases, current and non-current	521	657	964	1,664	1,759
Convertible notes, net	120,730	113,915	—	—	—
Total members'/stockholders' equity	171,288	240,697	186,927	197,016	33,884

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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