Form 10-Q
period 2015-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2015-05-08
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2015
Common Stock	85,110,074

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$85,235	$90,382
Short-term investments	125,818	125,000
Accounts receivable, net	64,516	70,163
Deferred income taxes	390	398
Prepaid expenses and other	6,604	6,815
Total current assets	282,563	292,758
Property and equipment, net	24,951	25,658
Deferred income taxes, net of current portion	2,481	2,488
Goodwill and intangibles, net	10,579	10,957
Other assets, net	9,007	7,985
Total assets	$329,581	$339,846
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,521	$2,922
Accrued taxes	888	1,721
Accrued compensation and benefits	17,131	20,056
Deferred revenue	7,431	7,018
Accrued liabilities and other	7,269	11,451
Total current liabilities	36,240	43,168
Convertible notes, net	122,486	120,730
Other long-term liabilities	4,393	4,660
Total liabilities	163,119	168,558
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 84,619 shares issued and 84,498 shares outstanding as of March 31, 2015; 83,928 shares issued and 83,807 shares outstanding as of December 31, 2014	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	317,233	312,017
Accumulated deficit	(151,579)	(141,409)
Accumulated other comprehensive income	1,241	1,113
Total stockholders’ equity	166,462	171,288
Total liabilities and stockholders’ equity	$329,581	$339,846
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$66,197	$66,816
Cost of revenue	45,815	47,595
Gross profit	20,382	19,221
Operating expenses:
Sales and marketing	10,835	15,671
Research and development	4,822	6,716
General and administrative	12,165	12,865
Restructuring and other	751	—
Total operating expenses	28,573	35,252
Loss from operations	(8,191)	(16,031)
Other, net	(1,845)	(2,574)
Loss before income taxes	(10,036)	(18,605)
Income tax provision	134	135
Net loss	$(10,170)	$(18,740)
Net loss per share, basic and diluted	$(0.12)	$(0.23)
Weighted average common shares outstanding, basic and diluted	84,252	82,077
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(10,170)	$(18,740)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(247)	196
Unrealized gain (loss) on short-term investments, net of tax	375	(21)
Other comprehensive income, net of tax	128	175
Total comprehensive loss, net of tax	$(10,042)	$(18,565)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(10,170)	$(18,740)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,500	3,029
Amortization of debt discount and issuance costs	1,924	1,788
Accretion of premium on short-term investments and other	(37)	(161)
Deferred income taxes	8	—
Stock-based compensation	4,568	5,582
Restructuring and other	(689)	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,075	10,904
Prepaid expenses and other	92	412
Accounts payable	485	2,001
Accrued taxes	(781)	(184)
Accrued compensation and benefits	(1,870)	(1,313)
Accrued liabilities and other	(3,571)	(1,305)
Net cash (used in) provided by operating activities	(2,466)	2,013
Cash flows from investing activities
Acquisition of property and equipment	(2,669)	(1,304)
Restricted cash	(1,244)	—
Cash paid for acquisition, net of cash acquired	—	(32,551)
Purchases of short-term investments	(17,035)	(28,357)
Sales of short-term investments	16,630	8,066
Maturities of short-term investments	—	1,095
Net cash used in investing activities	(4,318)	(53,051)
Cash flows from financing activities
Repayment on capital leases obligations	(45)	(101)
Proceeds from common stock issuances	648	2,753
Net cash provided by financing activities	603	2,652
Net decrease in cash and cash equivalents	(6,181)	(48,386)
Effect of exchange rate changes on cash and cash equivalents	1,034	197
Cash and cash equivalents at beginning of period	90,382	170,132
Cash and cash equivalents at end of period	$85,235	$121,943
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Basis of Presentation

ServiceSource International, Inc. (together with its subsidiaries, the “Company”) is a global leader in recurring revenue management, partnering with technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. The Company delivers these results via cloud-based solutions and dedicated service teams, leveraging benchmarks and best practices derived from its rich database of service and renewal behavior. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service-contract renewals process, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its managed services customers based on renewal sales that the Company generates on their behalf under a pay-for-performance model, and subscription fee from customers of its cloud-based solutions. The Company’s corporate headquarters are located in San Francisco, California. The Company has offices in Colorado, Tennessee, Washington, the United Kingdom, Ireland, Malaysia, Singapore and Japan.

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of ServiceSource International Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies, consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 file with the SEC on March 17, 2015. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K/A filed with the SEC on March 17, 2015. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of results for the entire year.
The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on March 17, 2015.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In April 2015, the FASB proposed one year deferral of the effective date to December 15, 2017, and early application would be permitted, but not before the original effective date of December 15, 2016, so the effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods.  The Company has not determined the potential effects on the consolidated financial statements.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2015-03 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software, which provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is currently evaluating the impact that adoption of ASU 2015-03 will have on its consolidated financial statements.
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

In the third and fourth quarter of 2014, the Company recorded a $22.7 million non-cash goodwill impairment charge for its Cloud and Business Intelligence reporting unit. See our Annual Report on Form 10-K/A for the year ended December 31, 2014, note 5 "Goodwill Impairment and Intangible Assets".
Note 3 — Intangible Assets
Intangible Assets consisted of the following:

	Three Months Ended March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Developed technology	$2,900	$(865)	$2,035
Customer relationships	2,100	(627)	1,473
Trade name	1,050	(313)	737
	$6,050	$(1,805)	$4,245
Amortization expense for intangibles assets recognized during the three months ended March 31, 2015 was $0.4 million.
The estimated future amortization expense of purchased intangible assets as of March 31, 2015 was as follows:

March 31, 2015
(in thousands)
Years ending December 31,
2015 (remaining nine months)	1,134
2016	1,513
2017	1,513
2018	85
Total	$4,245

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In the fourth quarter of 2014, due to a move to a competing solution by the reseller of a technology acquired from the Scout acquisition and a lack of alternative uses of this technology, the Company decided to not further pursue opportunities with this technology and impaired the intangible assets related to these technologies, trademarks and customer contracts and recorded a charge of $2.5 million. Based on the assessment of various factors noted in connection with the preparation of the Company's first quarter financial statements, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the three months ended March 31, 2015.
Note 4 — Cash, cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. The Company has cash and cash equivalents held on its behalf by a third party of $0.6 million and $0.9 million as of March 31, 2015 and December 31, 2014, respectively. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three months ended March 31, 2015 and 2014 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Description
Cash	$84,581	$—	$—	$84,581
Cash equivalents:
Money market mutual funds	654	—	—	654
Total cash and cash equivalents	85,235	—	—	85,235
Short-term investments:
Corporate bonds	50,069	118	(26)	50,161
U.S. agency securities	44,078	166	(7)	44,237
Asset-backed securities	18,861	11	(4)	18,868
U.S. Treasury securities	12,491	61	—	12,552
Total short-term investments	125,499	356	(37)	125,818
Cash, cash equivalents and short-term investments	$210,734	$356	$(37)	$211,053
December 31, 2014

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Description
Cash	$89,589	$—	$—	$89,589
Cash equivalents:
Money market mutual funds	793	—	—	793
Total cash and cash equivalents	90,382	—	—	90,382
Short-term investments:
Corporate bonds	49,110	29	(120)	49,019
U.S. agency securities	42,004	56	(17)	42,043
Asset-backed securities	21,083	8	(34)	21,057
U.S. Treasury securities	12,859	27	(5)	12,881
Total short-term investments	125,056	120	(176)	125,000
Cash, cash equivalents and short-term investments	$215,438	$120	$(176)	$215,382
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2015:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than 1 year	$19,269	$19,287
Due in 1 to 3 years	106,885	107,186
Total	$126,154	$126,473
As of March 31, 2015 and December 31, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of March 31, 2015 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$654	$654	$—
Total cash equivalents	654	654	—
Short-term investments:
Corporate bonds	50,161	—	50,161
U.S. agency securities	44,237	—	44,237
Asset-backed securities	18,868	—	18,868
U.S. Treasury securities	12,552	—	12,552
Total short-term investments	125,818	—	125,818
Cash equivalents and short-term investments	$126,472	$654	$125,818

The Company has restricted cash of $1.2 million and $0 within Other assets, respectively as of March 31, 2015, and December 31, 2014. The restricted cash is classified within Level 1.
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

The convertible notes issued by the Company in August 2013 are shown on the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of March 31, 2015 and December 31, 2014 was $109.7 million and $111.2 million, respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any financial liabilities measured at fair value or any long-term debt other than the Convertible debt as of March 31, 2015 and December 31, 2014.

Note 6 — Property and Equipment, Net
Property and equipment balances were comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Computers and equipment	$16,913	$16,335
Software	39,970	38,273
Leasehold improvements	12,575	12,643
Furniture and Fixture	9,395	9,584
	78,853	76,835
Less: accumulated depreciation and amortization	(53,902)	(51,177)
Property and equipment, net	$24,951	$25,658
Depreciation and amortization expense for property and equipment during the three months ended March 31, 2015 and the three months ended March 31, 2014, was $3.1 million and $2.6 million, respectively.
Total property and equipment assets under capital lease at March 31, 2015 and December 31, 2014, were $3.3 million and $3.3 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates was $3.2 million and $3.1 million, respectively.
The Company capitalized internal-use software development costs of $1.5 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the net value of capitalized costs related to internal-use software, net of accumulated amortization, was $9.9 million and $9.5 million, respectively. Amortization of capitalized costs related to internal-use software for the three months ended March 31, 2015 and the three months ended March 31, 2014 was $1.1 million and $0.6 million, respectively.
Note 7 — Accrued Liabilities and Other

Accrued liabilities and other balances were comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued professional fees	$3,138	$4,895
Deferred rent	719	855
Accrued other	3,412	5,701
	$7,269	$11,451
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
Amounts outstanding on the facility at March 31, 2015 consisted of a letter of credit for $575,000 required under an operating lease agreement for office space at the Company’s San Francisco headquarters. Any outstanding loans bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, is due and payable on July 5, 2015, the maturity date. At March 31, 2015, the interest rate for borrowings under the facility was 2.2%.
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
On November 1, 2014, the Company entered into a fifth amendment to the credit agreement where the parties agreed to remove a financial covenant requiring a certain level of consolidated funded debt to EBITDA ratio for the previous four quarters. The Company agreed to a new financial covenant requiring the Company to have an EBITDA loss not exceeding a specified target. The Company was in compliance with all of the covenants under the Credit Agreement as of March 31, 2015.

The Company’s obligations under the credit agreement are guaranteed by its subsidiary, ServiceSource Delaware, Inc. (the “Guarantor”) and are collateralized by substantially all of the assets of the Company and the Guarantor.
Letter of Credit
On February 2, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a new San Francisco facility. The letter of credit is secured by $1.2 million of a money market account which is considered restricted cash.
Capital Leases
The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 5.7% and 5.4% at March 31, 2015 and 2014, respectively.
Future minimum annual payments under capital lease obligations as of March 31, 2015 were as follows (in thousands):

March 31, 2015
Years Ending December 31,
2015 (remaining nine months)	$140
2016	119
2017	64
2018	66
2019	51
Total	$440
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
The net carrying amount of the liability component of the Notes as of March 31, 2015 consists of the following (in thousands):

Principal amount	$150,000
Unamortized debt discount	(27,514)
Net carrying amount	$122,486
The following table presents the interest expense recognized related to the Notes for the three months ended March 31, 2015 (in thousands):

Contractual interest expense at 1.5% per annum	$563
Amortization of debt issuance costs	164
Accretion of debt discount	1,755
Total	$2,482
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
Note 10 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through September 30, 2022. Rent expense for the three months ended March 31, 2015 and 2014 was $2.2 million and $2.2 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
Future annual minimum lease payments under all noncancelable operating leases as of March 31, 2015 were as follows (in thousands):

March 31, 2015
Years Ending December 31,
2015 (remaining nine months)	5,666
2016	6,760
2017	6,561
2018	6,232
2019	5,134
Thereafter	12,032
Total	$42,385

Other Contractual Obligations
In August 2013, the Company issued the Notes raising gross proceeds of $150.0 million. The Notes will mature on August 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2014.
Litigation
From time to time, the Company may be subject to litigation or threatened litigation arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies.
Note 11 — Stockholders’ Equity
Stock Option Plans
The Company maintains the following stock plans: the 2011 Equity Incentive Plan (the “2011 Plan”), and the 2011 Employee Stock Purchase Plan. The Company’s board of directors and, as delegated to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options or restricted stock may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant
Under the 2011 Plan, options granted are generally subject to a four-year vesting period whereby options become 25% vested after a one-year period and the remainder then vests monthly through the end of the vesting period. Vested options may be exercised up to ten years from the grant date. Vested but unexercised options expire three months after termination of employment with the Company. The restricted stock units typically vest over four years with a yearly cliff contingent upon employment with the Company on the applicable vesting dates.
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
At the end of each fiscal year, the share reserve under the 2011 Plan increases automatically by an amount equal to 4% of the outstanding shares as of the end of that most recently completed fiscal year or 3,840,000 shares, whichever is less. On January 1, 2015, approximately 3.4 million additional shares were reserved under the 2011 Equity Incentive Plan pursuant to the automatic increase.
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
The weighted average Black-Scholes model assumptions for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	5.0	5.0
Expected volatility	34%	43%
Risk-free interest rate	1.56%	1.59%
Expected dividend yield	—	—
Option and restricted stock activity under the 2011 Plan for the three months ended March 31, 2015 was as follows (shares in thousands)

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2014	5,982	10,070	$5.08	5,476
Additional shares reserved under the 2011 equity incentive plan	3,364
Granted	(84)	36	3.45	48
Options exercised/ Restricted stock released		(7)	1.31	(470)
Canceled/Forfeited	1,328	(887)	6.09	(441)
Outstanding — March 31, 2015	10,590	9,212	4.97	4,613

The weighted average grant-date fair value of employee stock options granted during the three months ended March 31, 2015 and 2014 was $1.12 and $2.89 per share, respectively.
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$836	$1,034
Sales and marketing	931	1,837
Research and development	548	701
General and administrative	2,253	2,010
Total stock-based compensation	$4,568	$5,582
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
The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2015, approximately 0.8 million additional shares were reserved under the ESPP pursuant to the plan's automatic increase provision. As of March 31, 2015, 1.3 million shares had been issued under the ESPP and 2.7 million shares were available for future issuance.
Note 12 — Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The Company is currently undergoing examination of the California Franchise Tax Returns relating to California state income taxes of its U.S. operating subsidiary for the years 2008 through 2010. The tax years 2008 through 2014 remain subject to examination by federal state and foreign tax authorities. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S.

Consistent with the Company’s practice in prior periods for assessing realization of deferred tax assets, management believes based on the available objective evidence it is more likely than not that the tax benefits of the U.S., Singapore and Ireland losses will not be realized by the end of 2015. As a result, the Company continues to provide a valuation allowance for all U.S. federal net deferred tax assets, for all Ireland and Singapore net deferred tax assets, and for substantially all of the Company’s state deferred tax assets.

The Company’s gross amount of unrecognized tax benefits was $0.9 million as of March 31, 2015 and as of March 31, 2014, $0.1 million of which, if recognized, would affect the Company’s effective tax rate.
Note 13 — Segment and Geographical Information
The Company has two operating segments.
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
Cloud and Business Intelligence- The Company’s cloud and business intelligence solution consist of its subscription sales and professional services to deploy the Company's solutions. Subscription sales consists of selling subscriptions to Renew OnDemand and ServiceSource Revenue Analytics, both SaaS applications. The foundation of the Company’s cloud solution is

Renew OnDemand, a SaaS-based renewal management system based on its data warehouse of transactional, analytical and industry data that grows with each service renewal transaction and customer.
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
Summarized financial information by reporting segments based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net Revenue
Managed Services	$58,014	$58,569
Cloud and Business Intelligence	8,183	8,247
	66,197	66,816

Gross Profit
Managed Services	16,018	17,263
Cloud and Business Intelligence	4,364	1,958
	20,382	19,221

Unallocated operating expenses	28,573	35,252
Loss from operations	$(8,191)	$(16,031)

The Company’s business is geographically diversified. During the first quarter of 2015, 64% of our net revenue was earned in North America and Latin America (“NALA”), 26% in Europe, Middle East and Africa (“EMEA”) and 10% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. All of NALA net revenue represents revenue generated in the United States.
Summarized financial information by geographic location based on the Company’s internal management reporting is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenue
NALA	$42,190	$42,818
EMEA	17,464	18,088
APJ	6,543	5,910
Total net revenue	$66,197	$66,816

Note 14 — Restructuring and Other
The Company announced at the beginning of the third quarter of 2014 a restructuring effort to better align our cost structure with current revenue levels. The restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of $0.8 million during the quarter. Restructuring and other costs include severance related expenses which includes severance payments, related employee benefits and retention bonuses. The Company expects to have ongoing restructuring costs through 2015, as restructuring activities targeted at reducing the overall cost structure of the business will continue over several quarters.
Restructuring and other activities for the period ended March 31, 2015 is summarized as follows (in thousands):

	Restructuring	Other	Total
Restructuring and other liability at December 31, 2014	$364	$251	$615
Restructuring and other charges	358	393	751
Cash paid	(513)	(176)	(689)
Restructuring and other liability at March 31, 2015	$209	$468	$677

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K/A for the year ended December 31, 2014.
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
OVERVIEW
ServiceSource International, Inc. (NASDAQ: SREV) is the global leader in customer success and recurring revenue growth solutions across the Revenue Lifecycle. As a subset of the Customer Lifecycle Management business segment, the Revenue Lifecycle addresses critical elements of customer success, recurring revenue growth, and renewal processes, which include on-boarding, adoption, upsell, cross-sell, retention and renewals. Our solutions are designed to optimize the retention rates and recurring revenue performance for our customers to drive revenue growth and decrease churn from our customers' existing business to business ("B2B") customers.

Our solutions are comprised of managed services, cloud software, and best-practice processes. To do so we leverage industry and company data, leading-edge technology, best-practices drawn from our deep database of renewal benchmarks. By integrating managed services, cloud software and data, we provide end-to-end management and optimization of the customer onboarding, adoption, subscription and service-contract renewal process.

Our managed services business leverages either a flat-rate or a pay-for-performance model, whereby our customers pay us a commission based on renewal sales that we generate on their behalf. Our cloud software offerings currently include: ServiceSource Revenue Analytics (formerly Scout Analytics), Renew OnDemand, and the ServiceSource Customer Success application, all of which automate and provide data-driven insights into these highly valuable but typically manual business processes. Our cloud offerings and managed services can drive higher subscription, maintenance, and support revenue while improving customer retention and increasing business predictability.

As of December 31, 2014, we managed 191 engagements across more than 103 customers, representing more than $13.5 billion recurring revenue opportunity under management. Recurring revenue opportunity under management is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to service on behalf of our customers over the subsequent twelve-month period.

The scalability of our solution enables us to sell in over 40 languages from six sales centers around the globe. Our solution is designed to optimize recurring revenue across different revenue models, distribution models, and segments, including hardware, software, SaaS, industrial systems, technology-enabled health care and life sciences.

As part of our introduction of Renew OnDemand in prior years, we had been expanding the organization, investing in our engineering and sales and marketing organization primarily in advance of our goal of an increase in revenues from both existing customers and new customers due to increased adoption of our new SaaS platform. We also acquired Scout Analytics in January 2014, believing that Scout Analytics’ new business acquisitions in the months prior to the merger demonstrated growth potential for the near term. For both SaaS platforms, we experienced a slower adoption rate than we originally planned. As a result of this slower adoption, the Company announced a restructuring plan in the third quarter of 2014, with the intention of reducing the resources to better match the expected revenues. In addition, with the incurred losses in combination with lower stock price, we performed a goodwill and long lived asset impairment analysis in the third and fourth quarter of 2014. In 2014, we recorded a goodwill and other intangible asset impairment of $25.1 million for the Cloud and Business Intelligence segment.
Key Business Metrics
In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under, “-Basis of Presentation.” These key metrics include recurring revenue opportunity under management and number of engagements.

Recurring Revenue Opportunity Under Management. At December 31, 2014, we estimated our opportunity under management to be over $13.5 billion. Opportunity under management is not a measure of our expected revenue. In addition, opportunity under management reflects our estimate for a forward twelve-month period and should not be used to estimate our opportunity for any particular quarter within that period. The value of end customer contracts actually delivered during a twelve-month period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our customers and their end customers. We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by customers in past periods, the minimum value of end customer contracts that our customers are required to give us the opportunity to sell pursuant to the terms of their contracts with us, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by customers, the value of end customer contracts included in the Service Performance Analysis (“SPA”) and collaborative discussions with our customers assessing their expectations as to the value of service contracts that they will make available to us for sale. While the minimum value of end customer contracts that our customers are required to give us represents a portion of our estimated opportunity under management, a significant portion of the opportunity under management is estimated based on the other factors described above. As our experience with our business, our customers and their contracts has grown, we have continually refined the process, improved the assumptions and expanded the data related to our calculation of opportunity under management. When estimating recurring revenue opportunity under management, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given twelve-month period to differ from our estimate of opportunity under management. These factors include:

•the extent to which customers deliver a greater or lesser value of end customer contracts than may be required or otherwise expected;
•roll-overs of unsold service contract renewals from prior periods to the current period or future periods;
•changes in the pricing or terms of service contracts offered by our customers;
•increases or decreases in the end customer base of our customers;
•the extent to which the renewal rates we achieve on behalf of a customer early in an engagement affect the amount of opportunity that the customer makes available to us later in the engagement;
•customer cancellations of their contracts with us; and
•changes in our customers’ businesses, sales organizations, management, sales processes or priorities.

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

In 2014, we experienced a decline in Opportunity Under Management ("OUM") for our managed services business due to a number of contraction and nonrenewal by some of our customers. We expect that the OUM reduction in 2014 will further impact our 2015 results since the Company's 2014 results were not fully impacted since the business reflected it for a portion of the year.

Number of Engagements. We track the number of engagements we have with our customers. We often have multiple engagements with a single customer, particularly where we manage the sales of service renewals relating to different product lines, technologies, types of contracts or geographies for the customer. When the set of renewals we manage on behalf of a customer is associated with a separate customer contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a service sales team to manage the renewals, we designate the set of renewals, and associated revenues and costs to us as a unique engagement. For example, we may have one engagement consisting of a service sales team selling maintenance contract renewals of a particular product for a customer in the United States and another engagement consisting of a sales team selling warranty contract renewals of a different product for the same customer in Europe. These would count as two engagements. We had 191, 150 and 145 engagements as of December 31, 2014, 2013 and 2012 respectively.
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

We invoice our customers on a monthly basis based on commissions we earn during the prior month, and with respect to performance-based commissions, on a quarterly basis based on our overall performance during the prior quarter. Amounts invoiced to our customers are recognized as revenue in the period in which our services are performed or, in the case of performance commissions, when the performance condition is determinable. Because the invoicing for our services generally coincides with or immediately follows the sale of service contracts on behalf of our customers, we do not generate or report a significant deferred revenue balance. However, the combination of factors such as, but not limited to minimum contractual commitments, the performance improvement potential identified by our SPA process, our success in generating improved renewal rates for our customers, and our customers’ historical renewal rates, for example, help to provide us with revenue visibility, but may all affect our performance favorably or unfavorably.

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

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been a small percentage of total revenue. We expect revenues generated from subscriptions of Renew OnDemand and ServiceSource SaaS cloud offerings to rise over the longer term as we continue to acquire new customers, but decline in 2015 due to losses from our initial customers on our SaaS platform do not renew. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 55% and 50% of our net revenue for the three months ended March 31, 2015 and 2014, respectively.

In the first quarter of 2015, our largest customer notified us of its intention to reduce the scope of managed services and engagement and subscription of our legacy system contracted effective April 2015. Our opportunity under management reflects this reduction as of December 31, 2014.

The loss of revenue from any of our top customers for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key customers or their acquisition, can cause a significant decrease in our revenue. We experienced a slight decrease in revenue in the first quarter of 2015 due to customer cancellation and reductions, including among some or our top customers, in excess of new customer additions and expansions for the managed services segment. The customer cancellations and reductions in the second half of 2014 were higher than our historical rates, and we will continue to see the effects of these cancellations and reductions on our revenue in the second quarter of 2015.

Our business is geographically diversified. During the first quarter of 2015, 64% of our net revenue was earned in North America and Latin America (“NALA”), 26% in Europe, Middle East and Africa (“EMEA”) and 10% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. APJ is our newest region, and as a result accounts for a relatively smaller portion of our net revenue. In addition, our Kuala Lumpur location is also our global sales operations center where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as customer data management and quoting. We do not generate any customer revenue out of Kuala Lumpur, so it is effectively a cost center which contributes to our APJ region.
Cost of Revenue and Gross Profit

Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under, “-Factors Affecting Our Performance-Implementation Cycle”. We are currently taking measures to reduce the costs to deliver our solutions and support our customer engagements, in order to improve our gross profit. Over the remaining quarters in 2015, we expect to see current cost reduction savings offset by investments we are making to drive further reductions to our cost to deliver and improved gross profit in 2016. We are also evaluating additional measures to further reduce our costs of revenue as opportunity under management has declined and we now are delivering our SAAS offerings on a more focused criteria than our initial engagements.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between twelve and fourteen months following the execution of the applicable contract. When commissions are paid out upon contract signing and are not contingent on future payments and continued employment, we expense the sales commission upon contract signing. We currently expect sales and marketing expenses to decline in 2015 and decrease or remain flat as a percentage of revenue in future years.

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

Other, Net

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net revenue	$66,197	$66,816
Cost of revenue	45,815	47,595
Gross profit	20,382	19,221
Operating expenses:
Sales and marketing	10,835	15,671
Research and development	4,822	6,716
General and administrative	12,165	12,865
Restructuring and other	751	—
Total operating expenses	28,573	35,252
Loss from operations	(8,191)	(16,031)
Other, net	(1,845)	(2,574)
Loss before income taxes	(10,036)	(18,605)
Income tax provision	134	135
Net loss	$(10,170)	$(18,740)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$836	$1,034
Sales and marketing	931	1,837
Research and development	548	701
General and administrative	2,253	2,010
Total stock-based compensation	$4,568	$5,582

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended March 31,
	2015	2014
	(as % of net revenue)
Net revenue	100%	100%
Cost of revenue	69%	71%
Gross profit	31%	29%
Operating expenses:
Sales and marketing	16%	23%
Research and development	7%	10%
General and administrative	18%	19%
Restructuring and other	1%	—%
Total operating expenses	42%	52%
Loss from operations	(11)%	(23)%

Three months ended March 31, 2015 and March 31, 2014

Net Revenue

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
Managed Services	$58,014	88%	$58,569	89%	$(555)	(1)%
Cloud and Business Intelligence	8,183	12%	8,247	11%	(64)	(1)%
Total net revenue	$66,197	100%	$66,816	100%	$(619)	(1)%

Net revenue decreased $0.6 million, or 1%, for the first quarter of 2015, compared to the first quarter of 2014. The overall decrease in revenue in the first quarter of 2015 was due to customer cancellations and reductions in excess of new customer additions in the second half of 2014. The customer cancellations and reductions in the first quarter of 2015 were lower than the prior two quarters but continue to be slightly more than new business generated. We will continue to see the effects of prior quarters’ cancellations and reductions on our revenue in the second quarter of 2015.

Managed services revenue decreased by 1% for the first quarter of 2015, compared to the first quarter of 2014 due to customer cancellations. The customer cancellations and reductions occurred primarily in the second part of 2014 and impacts 2015 revenue.

The slight decrease in revenue from our Cloud and Business Intelligence (“CBI”) for the first quarter of 2015, compared to the first quarter of 2014, was primarily attributable to a loss of a reseller for our Scout business in the second half of 2014. New business generation in 2014 largely offset customers cancellation which has Cloud and Business Intelligence flat year over year.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Cost of revenue
Managed Services	$41,996	63%	$41,306	62%	$690	2%
Cloud and Business Intelligence	3,819	6%	6,289	9%	(2,470)	(39)%
Total cost of revenue	$45,815	69%	$47,595	71%	$(1,780)	(4)%

	Three Months Ended March 31,
	2015		2014
	Amount	Gross Profit %	Amount	Gross Profit %	Change	% Change
	(in thousand)
Gross profit
Managed Services	16,018	24%	17,263	26%	(1,245)	(7)%
Cloud and Business Intelligence	4,364	7%	1,958	3%	2,406	123%
Total gross profit	20,382	31%	19,221	29%	1,161	6%

The 2% increase in our cost of revenue for our managed services business in the first quarter of 2015 compared to 2014 reflects $0.4 million increase in the compensation of service sales personnel as a result of increased employees driven by new large customers and salary increases. Overall, the higher level of cancellations did cause some level of inefficiency of headcount in place transitioning to new customers as well.

The $2.5 million decrease in our cost of revenue for our CBI business in the first quarter of 2015 compared to 2014, reflected cost savings as a result of significantly lower headcount. In the first quarter of 2014, there were a number of Renew OnDemand customers that were recently live that required support.

Gross profit in the first quarter of 2015 was adversely impacted for our managed services business due to the lost accounts and increased costs due to more employees. The reduction in gross profit was driven by the lower revenue, operational challenges faced by managed services, and salary increases.

Gross profit in the first quarter of 2015 increased for our CBI business due to the focus on cost savings and that there are less customers implementing Renew OnDemand in the first quarter of 2015. Also cost savings are a result of lower services cost for our new product suite.

Operating Expenses

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$10,835	16%	$15,671	23%	$(4,836)	(31)%
Research and development	4,822	7%	6,716	10%	(1,894)	(28)%
General and administrative	12,165	18%	12,865	19%	(700)	(5)%
Restructuring and other	751	1%	—	—%	751	100%
Total operating expenses	$28,573	42%	$35,252	52%	$(6,679)	(19)%
Includes stock-based compensation of:
Sales and marketing	$931		$1,837		$(906)
Research and development	548		701		(153)
General and administrative	2,253		2,010		243
Total stock-based compensation	$3,732		$4,548		$(816)
Sales and marketing expenses

The 31% decrease in sales and marketing expenses in the first quarter of 2015 resulted primarily from lower headcount resulting in decreased compensation of $2.5 million due to lower headcount in sales and marketing that existed in the first quarter of 2014 to better match the cost structure to the new business generation and stock compensation expense by $0.9 million due to the lower stock price and less headcount receiving stock compensation. Furthermore, travel and entertainment expenses have decreased by $0.7 million due to lower headcount and efforts to reduce expenses.
Research and development expenses

The $1.9 million decrease in research and development expense in the first quarter of 2015 was primarily due to a decreased in headcount and consulting due to efforts to reduce the level of spend in connection to research and development starting in the second half of 2014. Capitalization increased by $1.0 million primarily due to new development efforts on the Customer Lifecycle products. We expect research and development spending to remain flat for the remainder of 2015 and rise more slowly or at the same pace as revenue growth in future years. We expect to capitalize internal-use software costs in the future and the amount capitalized will depend on the level of new product development.
General and administrative expenses

The 5% decrease in general and administrative expense in the first quarter of 2015 as compared to the first quarter of 2014 reflected a $1.0 million decrease in compensation due to lower headcount. This is partially offset by $0.2 million higher stock compensation expense due to recent executive hires.
Restructuring and other expenses

The increase in restructuring and other expenses in the first quarter of 2015 is related to the Company recognizing restructuring and other charges of $0.8 million. The charge consists primarily of employees’ severance payments, related employee benefits and retention bonuses. We expect to have restructuring and other expenses through 2015, as restructuring activities targeted at reducing the overall cost structure of the business will continue over several quarters.
Other, Net

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Other, net	$1,845	3%	$2,574	4%	$(729)	(28)%

Other, net decreased by $0.7 million due partially to foreign currency gains related to the first quarter of 2015 U.S. Dollar strength against the Euro. Interest expense for the first quarter of 2015 as compared to the first quarter of 2014 was slightly higher due to accretion of debt discount, the amortization of debt issuance costs and interest expense for the convertible notes issued in August 2013.
Income Tax Provision

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(in thousands)
Income tax provision	$134	$135	$(1)	(1)%

During the three months ended March 31, 2015 and 2014, we recorded a charge to income tax expense of $0.1 million and $0.1 million, respectively.  This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions.  No benefit was otherwise provided for losses incurred in U.S., Ireland and Singapore, because those losses are offset by a full valuation allowance. Anticipated tax charges were offset by adjustments for prior year tax filings and for benefits realized from certain U.S. state tax credits.
Liquidity and Capital Resources
At March 31, 2015, we had cash, cash equivalents and short-term investments of $211.1 million, which primarily consisted of money market mutual funds, corporate bonds and U.S. government obligations. At March 31, 2015, we had cash and cash equivalents of $5.5 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and our current plans do not require us to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S. and have access to external funding under our credit agreement.
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless earlier converted. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.6 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of March 31, 2015.
Our primary operating cash requirements include the payment of compensation and related costs, working capital requirements related to accounts receivable and accounts payable, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities, proceeds from stock offerings and the exercise of stock options. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We had no borrowings in 2014 or to date in 2015 from our credit facility.
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

On November 1, 2014, the Company entered into a fifth amendment to the credit agreement where the parties agreed to remove a financial covenant requiring a certain level of consolidated funded debt to EBITDA ratio for the previous four quarters. The Company agreed to a new financial covenant requiring the Company to have an EBITDA loss not exceeding a specified target. The Company was in compliance with all of the covenants under the Credit Agreement as of March 31, 2015.
Our obligations under the Credit Agreement are guaranteed by our subsidiary, ServiceSource Delaware, Inc., and are collateralized by substantially all of our assets and our subsidiary’s assets.
Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(2,466)	$2,013
Net cash used in investing activities	(4,318)	(53,051)
Net cash provided by financing activities	603	2,652
Net decrease in cash and cash equivalents, net of impact of foreign exchanges on cash	(5,147)	(48,189)
Operating Activities
Net cash used by operating activities was $2.5 million during the three months ended March 31, 2015. Net loss during the period was $10.2 million adjusted by non-cash charges of $3.5 million for depreciation and amortization, $1.9 million of amortization of debt discount and issuance costs and $4.6 million for stock-based compensation. Cash generated from operations during the three months ended March 31, 2015 resulted from sequential changes in our working capital including a $4.1 million decrease in accounts receivable, a $1.9 million decrease in accrued compensation and benefits, and a $3.6 million decrease in accrued liabilities and other.
Net cash provided by operating activities was $2.0 million during the three months ended March 31, 2014. Our net loss during the period was $18.7 million adjusted by non-cash charges of $3.0 million for depreciation and amortization and $5.6 million for stock-based compensation and $0.4 million of net premiums paid on purchase of short-term investments. Cash generated from operations during the three months ended March 31, 2014 resulted from sequential changes in our working capital including a $10.9 million decrease in accounts receivable, a $2.0 million decrease in accounts payable and a $1.3 million increase in accrued compensation and benefits.
Investing Activities
During the three months ended March 31, 2015 cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities of $0.4 million, property and equipment addition of $2.7 million and $1.2 million increase in restricted cash related to a letter of credit required for a lease for our new San Francisco facility. Property and equipment additions include $1.5 million of capitalized internal-use software development cost.
During the three months ended March 31, 2014 cash used by investing activities was principally from the purchases of short-term investments, net of sales and maturities, of $19.2 million, acquisition of Scout Analytics of $32.5 million and to the lesser extent for property and equipment purchases of $1.3 million.
Financing Activities
Cash provided by financing activities of $0.6 million in the three months ended March 31, 2015 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $0.6 million.
Cash provided by financing activities was $2.7 million during the three months ended March 31, 2014 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $2.8 million offset by payment of capital lease obligations.
Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and computer equipment. At March 31, 2015, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under capital leases	$440	$189	$217	$34	$—
Operating lease obligations	42,385	7,429	19,333	8,871	6,752
	$42,825	$7,618	$19,550	$8,905	$6,752
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of March 31, 2015, our liability for unrecognized tax benefits was $0.9 million. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.
In February 2015, we signed a new lease for a scheduled move to a new corporate headquarters in San Francisco, California in May 2015 to occupy 24,394 square feet.
Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, debt and marketable securities, goodwill, and income taxes. There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K/A for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 17, 2015.
Recent Accounting Pronouncements

The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2015, as compared with those discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Bionet Systems, LLC, et al. v. Scout Analytics, Inc., et al., in Superior Court, King County, Washington State, and related claims.

On January 10, 2014, certain now-former shareholders of Scout Analytics, Inc. (“Scout”) filed a lawsuit (“Bionet Lawsuit”) against Scout and some of its directors and their employers regarding the Company’s then-pending acquisition of Scout.  On April 17, 2014, the plaintiffs filed a First Amended Complaint, in which they added the Company as a defendant, and asserted additional related claims.

Certain now-former Scout shareholders also asserted dissenter's rights claims related to the Scout acquisition.  On June 13, 2014, the Company filed a lawsuit in the Superior Court for King County, Washington, in which it sought a determination by the Court as to the fair value of the shares, and a ruling that such dissenter's rights claims have no merit (“Dissenter’s Rights Lawsuit”).

On November 16, 2014, a settlement was completed that resolved the Bionet Lawsuit, the Dissenter’s Rights Lawsuit, and all dissenter’s rights claim, except for one shareholder’s claim. On December 11, 2014, the remaining dissenters’ rights claim was resolved through settlement. The foregoing settlements were paid from the Scout acquisition escrow funds, and thus the settlements had no financial impact on the Company. There are no further pending legal claims or proceedings with respect to the Scout acquisition.

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

Our revenue is based on a pay-for-performance model under which we are paid a commission based on the service contracts we sell on behalf of our customers. If a particular customer’s products or services fail to appeal to its end customers, our revenue will decline for our work with that customer. In addition, if end customer demand decreases for other reasons, such as negative news regarding our customers or their products, unfavorable economic conditions, shifts in strategy by our customers away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our customers’ service contracts declines. Similarly, if our customers come under economic pressure, they may be more likely to terminate their contracts with us and/or seek to restructure those contracts, and for customers whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms. We have experienced a decline in our opportunity under management ("OUM") from our managed services customers in 2014 as compared to 2013. We expect that the OUM reduction in 2015 will further impact our 2015 results since the Company's 2014 results were not fully impacted since the business reflected it for a portion of the year. If we continue to experience such a decline in opportunity under management, our revenue and results of operations will be adversely affected.

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

A substantial portion of our revenue to date has come from a relatively small number of customers. During the twelve months ending on December 31, 2014 and the three months ended March 31, 2015, our top ten customers accounted for 51% and 55% of our revenue, with one customer representing over 10% of our revenue during each of these periods. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant customers for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

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

If our cloud offerings or any of our other new or modified technology do not work as intended, are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing and potential customers or related service revenue opportunities, in which case our results of operations may suffer. The cost of future development of new service revenue management offerings or technologies also could require us to raise additional debt or equity financing. These actions could be dilutive to our stockholders and negatively impact our financial condition or our results of operations.

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

We have separated our lines of business and such plan may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

We have separated the Cloud & Business Intelligence business unit and the Managed Services unit, though both units still have the same finance, legal, Human Resources, and high level executive oversight. The establishment of these two separate business units may not be achieved in an efficient manner, and may not fully realize the anticipated growth and costs savings for a variety of reasons. Some of the risks relating to this plan include potential disruption of our operations, diverting management from other important work, failure to obtain anticipated growth rates, a loss of employee morale and productivity, including the effects of employee attrition, and costs relating to such plans exceeding the costs previously estimated.

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

Many of our customers, including some of our largest customers, sell service contracts through their channel partners and engage our solution to help those channel partners become more effective at selling service contract renewals. These channel partners may have access to some of our cloud offerings in addition to other sales support services we provide. In this context, the ultimate buyers of the service contracts are end customers of those channel partners, who then receive the actual services from our customers. In the event our customers’ channel partners become unreceptive to our involvement in the renewals process, those channel partners could discourage our current or future customers from engaging our solution to support channel sales. This risk is compounded by the fact that large channel partners may have relationships with more than one of our customers or prospects, in which case the negative reaction of one or more of those large channel partners could impact multiple customer relationships. Accordingly, with respect to those customers and prospective customers who sell service contracts through channel partners, any significant resistance to our solution by their channel partners could harm our ability to attract or retain customers, which would damage our overall business operations.

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

Our future success depends on the continued contributions of our executives, each of whom may be difficult to replace. Our future success also depends in part on our ability to attract, hire, integrate and retain qualified service sales personnel, sales representatives and management- level employees to oversee such sales forces in addition to marketing, research and development and general and administrative personnel to support our global operation. We have experienced increased turnover in key executive positions during the last eighteen months, including our chief executive officer and chief financial officer. The loss of any of our key executives, or our inability to continue to attract and retain high-quality talent, could harm our business.

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

For the year ended December 31, 2014 and the three months ended March 31, 2015, approximately 35% and 36% of our revenue, respectively, was generated outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We conduct operations throughout the world, including our headquarters in the United States and operations in Ireland, Japan, Malaysia, Singapore and the United Kingdom. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, labor issues, terrorism, natural disasters and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our solution or meet our contractual obligations, the cost of our solution, customer satisfaction, our ability to attract or maintain customers, and, ultimately, our profits.

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

Our ability to deliver our solution is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. Such services include maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telecommunications systems that connect our global operations. As we plan to transition to a Salesforce based platform for certain portions of our solutions, we will rely on Salesforce to make application programming interfaces publicly available in order to enable customer integrations with our platform. In addition, any deterioration in our relationship with Salesforce could adversely affect our operating results.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us as discussed in more detail elsewhere in these “Risk Factors”;

•	failure to achieve our revenue or earnings expectations, or those of investors or analysts, such as we experienced for the first quarter of 2014;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	recruitment or departure of key personnel;

•	investors’ general perception of us;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity;

•	the volume of trading in our common stock, including sales upon exercise of outstanding options;

•	sales of shares of our common stock by existing stockholders;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	actual or perceived changes in general economic, industry and market conditions.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 34% of our outstanding common stock as of March 31, 2015. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We have substantial existing indebtedness. In August 2013, we issued $150.0 million aggregate principal amount of our convertible notes. We also have entered into a credit agreement providing for a secured revolving line of credit based on eligible accounts receivable of up to $10.0 million, with a $2.0 million letter of credit sublimit, under which we had amounts outstanding at March 31, 2015 consisting solely of a letter of credit for $0.6 million.

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

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the notes. As a result, we will record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes. In addition, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, the transaction for diluted earnings per share is accounted for as the number of shares of common stock necessary to settle such excess in the principal amount, if we elected to settle such excess in issued shares. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

We have incurred and may in the future incur impairments to goodwill or long-lived assets.

We perform an annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. During the third quarter of 2014 the value of our common stock declined and we experienced slowing revenue growth, which led us to perform an impairment analysis. Based on the outcome of this analysis, we incurred a goodwill impairment charge of $21.0 million during the third quarter of 2014 and subsequently in the fourth quarter of 2014, we incurred an additional goodwill impairment charge of $1.7 million which together eliminated all of the $22.7 million of goodwill in the CBI segment. During the fourth quarter of 2014, we had a change in strategy for part of the CBI segment which resulted in an impairment charge of $2.5 million of certain intangible assets from the Scout Analytics acquisition. If in any future period the Company’s market capitalization declines, this could indicate a potential impairment, and we may be required to record an impairment charge in that period against any remaining goodwill or other long-live assets.
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	May 8, 2015	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

10.1+	Employment and Confidential Information Agreement dated as of April 6, 2015, between the Company and Robert N. Pinkerton

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

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	XBRL-Related Documents **

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the Notes to Condensed Consolidated Financial Statements. **

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