Form 10-Q
period 2015-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2015-08-07
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-35108
 SERVICESOURCE INTERNATIONAL, INC.
(Exact name of registrant as specified in our charter)

Delaware	No. 81-0578975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

760 Market Street, 4th floor San Francisco, California	94102
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of July 31, 2015
Common Stock	86,015,532

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$78,045	$90,382
Short-term investments	136,202	125,000
Accounts receivable, net	57,172	70,163
Deferred income taxes	390	398
Prepaid expenses and other	7,549	6,815
Total current assets	279,358	292,758
Property and equipment, net	25,540	25,658
Deferred income taxes, net of current portion	1,512	2,488
Goodwill and intangibles, net	10,201	10,957
Other assets, net	8,806	7,985
Total assets	$325,417	$339,846
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,210	$2,922
Accrued taxes	1,101	1,721
Accrued compensation and benefits	18,957	20,056
Deferred revenue	7,311	7,018
Accrued expenses	6,383	8,882
Other current liabilities	2,282	2,569
Total current liabilities	37,244	43,168
Convertible notes, net	124,301	120,730
Other long-term liabilities	4,877	4,660
Total liabilities	166,422	168,558
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 85,687 shares issued and 85,566 shares outstanding as of June 30, 2015; 83,928 shares issued and 83,807 shares outstanding as of December 31, 2014	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	323,082	312,017
Accumulated deficit	(164,985)	(141,409)
Accumulated other comprehensive income	1,331	1,113
Total stockholders’ equity	158,995	171,288
Total liabilities and stockholders’ equity	$325,417	$339,846
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$61,613	$65,997	$127,810	$132,813
Cost of revenue	42,692	48,518	88,507	96,113
Gross profit	18,921	17,479	39,303	36,700
Operating expenses:
Sales and marketing	10,165	17,212	21,000	32,883
Research and development	4,646	6,881	9,468	13,597
General and administrative	10,701	12,256	22,866	25,121
Restructuring and other	2,988	—	3,739	—
Total operating expenses	28,500	36,349	57,073	71,601
Loss from operations	(9,579)	(18,870)	(17,770)	(34,901)
Interest expense and other, net	(2,739)	(2,196)	(4,584)	(4,770)
Loss before income taxes	(12,318)	(21,066)	(22,354)	(39,671)
Income tax provision	1,089	26	1,223	161
Net loss	$(13,407)	$(21,092)	$(23,577)	$(39,832)
Net loss per share, basic and diluted	$(0.16)	$(0.25)	$(0.28)	$(0.48)
Weighted average common shares outstanding, basic and diluted	85,072	82,784	84,665	82,432
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(13,407)	$(21,092)	$(23,577)	$(39,832)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	352	(105)	105	334
Unrealized gain (loss) on short-term investments, net of tax	(261)	120	113	99
Other comprehensive income, net of tax	91	15	218	433
Total comprehensive loss, net of tax	$(13,316)	$(21,077)	$(23,359)	$(39,399)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(23,577)	$(39,832)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,783	6,322
Amortization of debt discount and issuance costs	3,903	3,636
Accretion of premium on short-term investments and other	(497)	40
Deferred income taxes	980	—
Stock-based compensation	7,544	10,932
Restructuring and other	3,450	—
Changes in operating assets and liabilities:
Accounts receivable, net	11,754	15,504
Deferred revenue	338	(1,983)
Prepaid expenses and other	(852)	(45)
Accounts payable	(2,064)	1,030
Accrued taxes	(555)	315
Accrued compensation and benefits	(1,570)	1,936
Accrued expenses	(2,448)	2,499
Other liabilities	125	(446)
Net cash provided by (used in) operating activities	3,314	(92)
Cash flows from investing activities
Acquisition of property and equipment	(5,114)	(5,577)
Restricted cash	(1,244)	—
Cash paid for acquisition, net of cash acquired	—	(32,551)
Purchases of short-term investments	(51,074)	(46,926)
Sales of short-term investments	40,194	23,134
Maturities of short-term investments	290	3,943
Net cash used in investing activities	(16,948)	(57,977)
Cash flows from financing activities
Repayment on capital leases obligations	(91)	(212)
Proceeds from common stock issuances	944	3,569
Net cash provided by financing activities	853	3,357
Net decrease in cash and cash equivalents	(12,781)	(54,712)
Effect of exchange rate changes on cash and cash equivalents	444	156
Cash and cash equivalents at beginning of period	90,382	170,132
Cash and cash equivalents at end of period	$78,045	$115,576
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
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited annual consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on March 17, 2015. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K/A.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. Preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Also, the results for the interim periods are not necessarily indicative of results for the entire year.
Amounts shown in the Accrued liabilities and other caption in the condensed consolidated balance sheet as of December 31, 2014 have been reclassified into Accrued expenses and Other current liabilities to reflect the current period presentation. Amounts shown in the Accrued liabilities and other caption in the condensed consolidated statement of cash flows for the six months ended June 30, 2014 have been reclassified into Accrued expenses and Other liabilities to reflect the current period presentation.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in the FASB's Accounting Standards Codification ("ASC") 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB approved a one year deferral of the effective date to December 15, 2017, and early application would be permitted, but not before the original effective date of December 15, 2016, so the effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods.  The Company has not determined the potential effects on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is currently evaluating the impact that adoption of ASU 2015-03 will have on its consolidated financial statements.
Note 2 — Cash, cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. The Company has cash and cash equivalents held on its behalf by a third party of $0.3 million and $0.9 million as of June 30, 2015 and December 31, 2014, respectively. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and six months ended June 30, 2015 and 2014 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):
June 30, 2015

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Description
Cash	$77,755	$—	$—	$77,755
Cash equivalents:
Money market mutual funds	290	—	—	290
Total cash and cash equivalents	78,045	—	—	78,045
Short-term investments:
Corporate bonds	53,875	47	(103)	53,819
U.S. agency securities	46,806	131	(30)	46,907
Asset-backed securities	22,592	6	(27)	22,571
U.S. Treasury securities	12,871	38	(4)	12,905
Total short-term investments	136,144	222	(164)	136,202
Cash, cash equivalents and short-term investments	$214,189	$222	$(164)	$214,247
December 31, 2014

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Description
Cash	$89,589	$—	$—	$89,589
Cash equivalents:
Money market mutual funds	793	—	—	793
Total cash and cash equivalents	90,382	—	—	90,382
Short-term investments:
Corporate bonds	49,110	29	(120)	49,019
U.S. agency securities	42,004	56	(17)	42,043
Asset-backed securities	21,083	8	(34)	21,057
U.S. Treasury securities	12,859	27	(5)	12,881
Total short-term investments	125,056	120	(176)	125,000
Cash, cash equivalents and short-term investments	$215,438	$120	$(176)	$215,382
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2015:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than 1 year	$14,892	$14,897
Due in 1 to 3 years	121,543	121,595
Total	$136,434	$136,492
As of June 30, 2015, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of June 30, 2015 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$290	$290	$—
Total cash equivalents	290	290	—
Short-term investments:
Corporate bonds	53,819	—	53,819
U.S. agency securities	46,907	—	46,907
Asset-backed securities	22,571	—	22,571
U.S. Treasury securities	12,905	—	12,905
Total short-term investments	136,202	—	136,202
Cash equivalents and short-term investments	$136,492	$290	$136,202

The Company has restricted cash of $1.2 million and $0 within Other assets, respectively as of June 30, 2015, and December 31, 2014. The restricted cash is classified within Level 1.
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

The convertible notes issued by the Company in August 2013 are shown on the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of June 30, 2015 and December 31, 2014 was $125.4 million and $111.2 million, respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any financial liabilities measured at fair value or any long-term debt other than the Convertible debt as of June 30, 2015 and December 31, 2014.
Note 4 — Other current liabilities
Other current liabilities balances were comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued Interest - Convertible Notes	941	938
Deferred rent	705	855
ESPP Withholding	636	776
	$2,282	$2,569
Note 5 — Credit Facility and Capital Leases
Revolving Credit Facility

On July 5, 2012, the Company, entered into a three-year credit agreement which provides for a secured revolving line of credit based on eligible accounts receivable up to $30.0 million with a $2.0 million letter of credit sublimit. On May 5, 2014, the Company entered into an amendment to the credit agreement which reduced the secured revolving line of credit to $10.0 million. The quarterly commitment fee, payable in arrears, based on the available commitments is 0.30% per annum. There were no outstanding balances on the facility as of June 30, 2015.

The letter of credit for $550,000 required under an operating lease agreement for office space at the Company’s San Francisco headquarters expired on June 1, 2015. Any outstanding loans under the credit facility bear interest, at the Company’s option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, was due and payable on July 5, 2015, the maturity date. At June 30, 2015, the interest rate for borrowings under the facility was 2.2%. The credit agreement contains customary affirmative and negative covenants, as well as financial covenants. The Company was in compliance with all of the covenants under the credit agreement as of June 30, 2015. The credit agreement expired on July 5, 2015.
Letter of Credit
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a new San Francisco facility. The letter of credit is secured by $1.2 million of a money market account which is considered restricted cash.
Capital Leases
The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 5.4% and 5.6% at June 30, 2015 and 2014, respectively.
Future minimum annual payments under capital lease obligations as of June 30, 2015 were as follows (in thousands):

June 30, 2015
Years Ending December 31,
2015 (remaining six months)	$95
2016	120
2017	66
2018	68
2019	51
Total	$400
Note 6 — Debt
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
Prior to February 1, 2018, the Notes are convertible only upon the following circumstances:

•
during any calendar quarter commencing after December 31, 2013, (and only during such calendar quarter), if for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day;

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
The Notes were not convertible at June 30, 2015 under the circumstances listed above. However, the holders of the Notes may convert their Notes at any time on or after February 1, 2018, until the close of business on the second schedule trading day immediately preceding the maturity date, regardless of the foregoing circumstances.
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, upon a fundamental change (as defined in the Indenture). In addition, upon certain events of default (as defined in the Indenture), the trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Notes by notice to the Company and the trustee, may, and the trustee at the request of such holders shall, declare 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, on all the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. The Notes were not subject to repurchase at June 30, 2015.
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
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Principal amount	$150,000	$150,000
Unamortized debt discount	(25,699)	(29,270)
Net carrying amount	$124,301	$120,730
The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual interest expense at 1.5% per annum	$562	$562	$1,125	$1,125
Amortization of debt issuance costs	169	209	333	360
Accretion of debt discount	1,816	1,680	3,571	3,305
Total	$2,547	$2,451	$5,029	$4,790

The net proceeds from the Notes were approximately $145.1 million after payment of the initial purchasers' discount and offering expense. The Company used approximately $31.4 million of the net proceeds from the Notes to pay the cost of the Note Hedges described below, which was partially offset by $21.8 million of the proceeds from the Company's sale of the Warrants also described below.
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
Note 7 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through November 30, 2022. Rent expense for the three months ended June 30, 2015 and 2014 was $2.6 million and $2.4 million, respectively, and for the six months ended June 30, 2015 and 2014 was $4.8 million and $4.6 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
In May 2015 the Company commenced a 7-year office lease expiring in November 2022 for a new corporate headquarters in San Francisco, California to occupy 24,394 square feet of space. The table below includes approximately $13.3 million of minimum lease payments over the 7-year lease term.
Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2015 were as follows (in thousands):

June 30, 2015
Years Ending December 31,
2015 (remaining six months)	$3,722
2016	6,769
2017	6,568
2018	6,224
2019	5,131
Thereafter	12,033
Total	$40,447

Other Contractual Obligations
In August 2013, the Company issued the Notes raising gross proceeds of $150.0 million. The Notes will mature on August 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2014.
Litigation
On July 8, 2015, a class action securities lawsuit, Weller v. ServiceSource International, Inc. et al., was filed in the U.S. District Court for the Northern District of California (“Weller Lawsuit”) against Company and Company’s former Chief Executive Officer.  The Weller Lawsuit was brought on behalf of purchasers of Company stock during the period January 22, 2014 through May 1, 2014. Plaintiffs allege that the defendants made false and misleading statements about Company’s actual and expected financial performance. Plaintiffs seek unspecified damages. The Company believes that the claims are meritless, and will vigorously defend it.
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
Note 8 — Stock-Based Compensation
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$659	$1,099	$1,495	$2,133
Sales and marketing	716	1,583	1,647	3,420
Research and development	444	736	991	1,437
General and administrative	1,158	1,932	3,411	3,942
Total stock-based compensation	$2,977	$5,350	$7,544	$10,932

Determining Fair Value of Stock Awards
The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the options, which is generally four years. Restricted stock, upon vesting, entitles the holder to one share of common stock for each restricted stock unit or award and has a purchase price of $0.0001 per share, which is equal to the par value of the Company’s common stock, and vests over four years. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.
Option and restricted stock activity under the 2011 Plan for the six months ended June 30, 2015 was as follows (shares in thousands)

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2014	5,982	10,070	$5.08	5,476
Additional shares reserved under the 2011 equity incentive plan	3,364	—	—	—
Granted	(3,497)	2,689	4.01	808
Options exercised/ Restricted stock released	—	(261)	5.60	(1,439)
RSU shares withheld for taxes	156	—	—	156
Canceled/Forfeited	2,660	(1,666)	5.60	(995)
Outstanding — June 30, 2015	8,665	10,832	4.76	4,006

The weighted average grant-date fair value of employee stock options granted during the three months ended June 30, 2015 and 2014 was $1.30 and $1.59 per share, respectively and for the six months ended June 30, 2015 and 2014 was $1.30 and $2.15 per share, respectively. The unamortized grant date fair value of both stock options and restricted stock awards totaled $24.2 million at June 30, 2015.
Note 9 — Income Taxes

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

Consistent with the Company’s practice in prior periods for assessing realization of deferred tax assets, management believes based on the available objective evidence it is more likely than not that the tax benefits of the U.S. and Singapore losses will not be realized by the end of 2015. As a result, the Company continues to provide a valuation allowance for all U.S. federal net deferred tax assets, for all Singapore net deferred tax assets, and for substantially all of the Company’s state deferred tax assets other than those as described below.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was a recent state tax law change in May 2015 that impacts the manner in which the Company apportions revenue. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of June 30, 2015, a valuation allowance of $0.6 million has been recorded to record only the portion of the state deferred tax asset that is more likely than not to be realized. Note that changes in tax laws and rates may affect other deferred tax assets and liabilities recorded in the future. These changes are accounted for in the period of enactment and thus are reflected in the Company’s June 30, 2015 financial results. As a result of the recent state tax law change discussed above, the Company has also recorded approximately $0.3 million as a discrete item in our tax provision for the second quarter of 2015.

The Company’s gross amount of unrecognized tax benefits was $0.9 million as of June 30, 2015 and as of December 31, 2014, $0.1 million of which, if recognized, would affect the Company’s effective tax rate.

Note 10 — Segment and Geographical Information
The Company’s Chief Operating Decision Maker (CODM), its Chief Executive Officer, evaluates the performance of its two operating segments based on net revenue and gross profit. Gross profit for each segment includes revenues and the related cost of revenue directly attributable to the segment. The Company does not allocate sales and marketing, research and development, or general and administrative expenses to its operating segments because management does not include the information in its measurement of the performance of the operating segments. The Company does not evaluate its operating segments using discrete asset information.
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
Summarized financial information by reporting segments based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Revenue
Managed Services	$56,223	$58,575	$114,237	$117,144
Cloud and Business Intelligence	5,390	7,422	13,573	15,669
	61,613	65,997	127,810	132,813

Gross Profit
Managed Services	17,314	15,986	33,332	33,249
Cloud and Business Intelligence	1,607	1,493	5,971	3,451
	18,921	17,479	39,303	36,700

Unallocated operating expenses	28,500	36,349	57,073	71,601
Loss from operations	$(9,579)	$(18,870)	$(17,770)	$(34,901)

The Company’s business is geographically diversified. For the six months ended June 30, 2015, 65% of our net revenue was earned in North America and Latin America (“NALA”), 24% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. All of NALA net revenue represents revenue generated in the United States.
Summarized financial information by geographic location based on the Company’s internal management reporting is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue
NALA	$40,859	$43,140	$83,049	$85,958
EMEA	13,743	16,354	31,206	34,442
APJ	7,011	6,503	13,555	12,413
Total net revenue	$61,613	$65,997	$127,810	$132,813

Note 11 — Restructuring and other
The Company announced at the beginning of the third quarter of 2014 a restructuring effort to better align our cost structure with current revenue levels. The restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of $3.0 million and $3.7 million during the three and six month periods ended June 30, 2015. Restructuring costs includes separation payments, related employee benefits and retention bonuses. Other costs include $0.6 million of severance related expenses and $2.6 million of stock based compensation related to the accelerated vesting of certain equity awards granted to the Company's former interim CFO and CEO.
Restructuring and other activities for the period ended June 30, 2015 is summarized as follows (in thousands):

	Restructuring	Other	Total
Restructuring and other liability at December 31, 2014	$364	$251	$615
Restructuring and other charges	355	3,384	3,739
Cash paid	(717)	(652)	(1,369)
Acceleration of stock-based compensation expense in additional paid-in capital	—	(2,579)	(2,579)
Restructuring and other liability at June 30, 2015	$2	$404	$406

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on behalf of our customers; errors in estimates as to the service revenue we can generate for our customers; our ability to attract new customers and retain existing customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our recurring revenue opportunity under management; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of our next-generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand, ServiceSource Revenue Analytics (formerly Scout Analytics), ServiceSource Customer Success or our other SaaS offerings; our strategy with respect to our business services and SaaS businesses, cloud offering and managed services and cost allocation and management efforts; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity, our leverage consisting of convertible notes and related matters concerning our note hedges and warrants; our competitive position; the effects of competition; industry environment; potential growth opportunities; and our expected benefits from the acquisition of Scout. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
All dollar amounts expressed as numbers in this MD&A (except per share amounts) are in millions.
OVERVIEW
ServiceSource International, Inc. (NASDAQ: SREV) is the global leader in customer success and recurring revenue growth solutions across the Revenue Lifecycle. As a subset of the Customer Lifecycle Management business segment, the Revenue Lifecycle addresses critical elements of customer success, recurring revenue growth, and renewal processes, which include on-boarding, adoption, upsell, cross-sell, retention and renewals. Our solutions are designed to optimize the retention rates and recurring revenue performance for our customers to drive revenue growth and decrease churn from their own existing business-to-business ("B2B") customers.
Our solutions are comprised of managed services, cloud software and best-practice processes. In delivering our services, we leverage industry and company data, leading-edge technology and best-practices drawn from our deep database of renewal benchmarks. By integrating managed services, cloud software and data, we provide end-to-end management and optimization of the customer onboarding, adoption, subscription and service-contract renewal process.
Our managed services business leverages either a flat-rate or a pay-for-performance model whereby our customers pay us a commission based on renewal sales that we generate on their behalf. Our cloud software offerings currently include: ServiceSource Revenue Analytics (formerly Scout Analytics), Renew OnDemand and the ServiceSource Customer Success application, all of which automate and provide data-driven insights into these highly valuable but typically manual business processes. Our cloud offerings and managed services can drive higher subscription, maintenance and support revenue while improving customer retention and increasing business predictability.

The scalability of our solution enables us to sell in over 40 languages from six sales centers around the globe. Our solution is designed to optimize recurring revenue across different revenue models, distribution models, and segments, including hardware, software, SaaS, industrial systems, information and media, as well as technology-enabled health care and life sciences.

As part of our introduction of Renew OnDemand in prior years, we had been expanding the organization, investing in our engineering and sales and marketing organization primarily in advance of our goal of an increase in revenues from both existing customers and new customers due to increased adoption of our new SaaS platform. We also acquired Scout Analytics in January 2014, believing that Scout Analytics’ new business acquisitions in the months prior to the merger demonstrated growth potential for the near term. For both SaaS platforms, we experienced a slower adoption rate than we originally planned. As a result of this slower adoption, the Company announced a restructuring plan in the third quarter of 2014, with the intention of reducing the resources to better match the expected revenues. In addition, with the incurred losses in combination with lower stock price, we performed a goodwill and long lived asset impairment analysis in the third and fourth quarters of 2014. In 2014, we recorded a goodwill and other intangible asset impairment of $25.1 million for the Cloud and Business Intelligence segment.
Key Business Metrics
In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under, “-Basis of Presentation.” These key metrics include recurring revenue opportunity under management and number of engagements.

Recurring Revenue Opportunity Under Management. At December 31, 2014, we estimated our opportunity under management to be over $13.5 billion. Opportunity under management is a forward-looking metric and is our estimate, as of a given date, of the value of all end customer service contracts that we will have the opportunity to service on behalf of our customers over the subsequent twelve-month period. Opportunity under management is not a measure of our expected revenue. Opportunity under management reflects our estimate for a forward twelve-month period and should not be used to estimate our opportunity for any particular quarter within that period. The value of end customer contracts actually delivered during a twelve-month period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our customers and their end customers. We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by our customers in past periods, the minimum value of end customer contracts that our customers are required to give us the opportunity to sell pursuant to the terms of our contracts with them, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by our customers, the value of end customer contracts included in the Service Performance Analysis (“SPA”) and collaborative discussions with our customers assessing their expectations as to the value of service contracts that they will make available to us for sale. While the minimum value of end customer contracts that our customers are required to give us represents a portion of our estimated opportunity under management, a significant portion of the opportunity under management is estimated based on the other factors described above. As our experience with our business, our customers and their contracts has grown, we have continually refined the process, improved the assumptions and expanded the data related to our calculation of opportunity under management. When estimating recurring revenue opportunity under management, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given twelve-month period to differ from our estimate of opportunity under management. These factors include:

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

In 2014, we experienced a decline in opportunity under management for our managed services business due to a number of contraction and nonrenewal by some of our customers. We expect the reduction in opportunity under management experienced in 2014 will continue to impact our 2015 revenues until we can replace this decline in opportunity under management.

Number of Engagements. We track the number of engagements we have with our customers. We often have multiple engagements with a single customer, particularly where we manage the sales of service renewals relating to different product lines, technologies, types of contracts or geographies for the customer. When the set of renewals we manage on behalf of a customer is associated with a separate customer contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a service sales team to manage the renewals, we designate the set of renewals, and associated revenues and costs to us as a unique engagement. For example, we may have one engagement consisting of a service sales team selling maintenance contract renewals of a particular product for a customer in the United States and another engagement consisting of a sales team selling warranty contract renewals of a different product for the same customer in Europe. These would count as two engagements. We had 164 and 196 engagements as of June 30, 2015 and 2014 respectively.
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

Our new customer contracts typically have an initial term between two and four years. Our contracts generally require our customers to deliver a minimum value of qualifying service revenue contracts for us to renew on their behalf during a specified period. To the extent that our customers do not meet their minimum contractual commitments over a specified period, they may be subject to fees for the shortfall. Our customer contracts are cancelable on relatively short notice, subject in most cases to the payment of an early termination fee by the customer. The amount of this fee is based on the length of the remaining term and value of the contract.

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

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been a small percentage of total revenue. We expect revenues generated from subscriptions of Renew OnDemand and ServiceSource SaaS cloud offerings to remain flat for the remainder of 2015 due to subscription losses from our initial customers. Subscription fees are accounted for separately from our managed service commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is typically recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 55% and 50% of our net revenue for the six months ended June 30, 2015 and 2014, respectively.

Effective April 2015, our largest customer reduced the scope of our managed services engagement with us and its subscription of our legacy system. Our opportunity under management reflects this reduction as of December 31, 2014.

The loss of revenue from any of our top customers for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key customers or their acquisition, can cause a significant decrease in our revenue. We experienced a slight decrease in revenue in the three and six months ended on June 30, 2015 due to customer cancellation and reductions, including among some or our top customers, in excess of new customer additions and expansions for the managed services segment. The customer cancellations and reductions in the second half of

2014 were higher than our historical rates, and we have continued to experience the effects of these cancellations and reductions on our revenue in the second quarter of 2015.

Our business is geographically diversified. Through the first half of 2015, 65% of our net revenue was earned in North America and Latin America (“NALA”), 24% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. In addition, our Kuala Lumpur location is also our global sales operations center where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as customer data management and quoting. We do not generate any customer revenue out of Kuala Lumpur, so it is effectively a cost center which contributes to our APJ region.
Cost of Revenue and Gross Profit

Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will fluctuate significantly and may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under, “-Factors Affecting Our Performance-Implementation Cycle”. We are currently taking measures to reduce the costs to deliver our solutions and support our customer engagements, in order to improve our gross profit. Over the remaining quarters in 2015, we expect to see current cost reduction offset by investments we are making to drive further reductions to our cost to deliver and improved gross profit in 2016. We are also evaluating additional measures to further reduce our costs of revenue as opportunity under management has declined and we now are delivering our SAAS offerings on a more focused criteria than our initial engagements.

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

Interest expense and other, net

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net revenue	$61,613	$65,997	$127,810	$132,813
Cost of revenue	42,692	48,518	88,507	96,113
Gross profit	18,921	17,479	39,303	36,700
Operating expenses:
Sales and marketing	10,165	17,212	21,000	32,883
Research and development	4,646	6,881	9,468	13,597
General and administrative	10,701	12,256	22,866	25,121
Restructuring and other	2,988	—	3,739	—
Total operating expenses	28,500	36,349	57,073	71,601
Loss from operations	(9,579)	(18,870)	(17,770)	(34,901)
Interest expense and other, net	(2,739)	(2,196)	(4,584)	(4,770)
Loss before income taxes	(12,318)	(21,066)	(22,354)	(39,671)
Income tax provision	1,089	26	1,223	161
Net loss	$(13,407)	$(21,092)	$(23,577)	$(39,832)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$659	$1,099	$1,495	$2,133
Sales and marketing	716	1,583	1,647	3,420
Research and development	444	736	991	1,437
General and administrative	1,158	1,932	3,411	3,942
Total stock-based compensation	$2,977	$5,350	$7,544	$10,932

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	69%	74%	69%	72%
Gross profit	31%	26%	31%	28%
Operating expenses:
Sales and marketing	16%	26%	16%	25%
Research and development	8%	10%	7%	10%
General and administrative	17%	19%	18%	19%
Restructuring and other	5%	—%	3%	—%
Total operating expenses	46%	55%	44%	54%
Loss from operations	(15)%	(29)%	(13)%	(26)%

Three months ended June 30, 2015 and June 30, 2014

Net Revenue

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
Managed Services	$56,223	91%	$58,575	90%	$(2,352)	(4)%
Cloud and Business Intelligence	5,390	9%	7,422	10%	(2,032)	(27)%
Total net revenue	$61,613	100%	$65,997	100%	$(4,384)	(7)%

Net revenue decreased $4.4 million, or 7%, for the second quarter of 2015 compared to the second quarter of 2014. The overall decrease in revenue was due to customer cancellations and reductions in excess of new customer additions from previous quarter. Customer cancellations and reductions in the second quarter of 2015 were lower than previous quarters but continue to be slightly more than new business generated. We expect the effects of prior quarters’ cancellations and reductions on our revenue to continue through the remainder of 2015.

Managed services revenue decreased $2.4 million, or 4%, for the second quarter of 2015 compared to the second quarter of 2014 due to customer cancellations. The customer cancellations and reductions occurred primarily in the second half of 2014 and are expected to continue to impact 2015 revenue.

The $2.0 million, or 27%, decrease in revenue from our Cloud and Business Intelligence (“CBI”) for the second quarter of 2015 compared to the second quarter of 2014, was attributable to a loss of subscription revenue related to the elimination of certain services provided to one of our largest customers.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Cost of revenue
Managed Services	$38,909	63%	$42,589	65%	$(3,680)	(9)%
Cloud and Business Intelligence	3,783	6%	5,929	9%	(2,146)	(36)%
Total cost of revenue	$42,692	69%	$48,518	74%	$(5,826)	(12)%

	Three Months Ended June 30,
	2015		2014
	Amount	Gross Profit %	Amount	Gross Profit %	Change	% Change
	(in thousand)
Gross profit
Managed Services	$17,314	28%	$15,986	24%	$1,328	8%
Cloud and Business Intelligence	1,607	3%	1,493	2%	114	8%
Total gross profit	$18,921	31%	$17,479	26%	$1,442	8%

The $3.7 million, or 9%, decrease in our cost of revenue for our managed services business in the second quarter of 2015 compared to 2014 reflects a $3.9 million decrease in compensation expense of managed services personnel, offset by a $1.4 million increase in temporary labor and a $1.1 million decrease in allocated overhead as a result of fewer employees driven by customer cancellations.

The $2.1 million, or 36%, decrease in our cost of revenue for our CBI business in the second quarter of 2015 compared to 2014, reflected a $1.2 million reduction in compensation expense as a result of lower headcount and a $0.7 million decrease in temporary labor and consultants, all driven by lower sales.

The increase in managed services gross profit in the second quarter of 2015 was mainly driven by the lower headcount and related personnel costs.

The increase in CBI gross profit in the second quarter of 2015 was due to cost reduction efforts related to less customer implementations of our Renew OnDemand product in the second quarter of 2015.

Operating Expenses

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$10,165	16%	$17,212	26%	$(7,047)	(41)%
Research and development	4,646	8%	6,881	10%	(2,235)	(32)%
General and administrative	10,701	17%	12,256	19%	(1,555)	(13)%
Restructuring and other	2,988	5%	—	—%	2,988	100%
Total operating expenses	$28,500	46%	$36,349	55%	$(7,849)	(22)%
Includes stock-based compensation of:
Sales and marketing	$716		$1,583		$(867)
Research and development	444		736		(292)
General and administrative	1,158		1,932		(774)
Total stock-based compensation	$2,318		$4,251		$(1,933)
Sales and marketing expenses
The $7.0 million, or 41%, decrease in sales and marketing expenses in the second quarter of 2015 resulted primarily from lower headcount and the related $3.8 million decrease in compensation expense. Lower headcount is the result of our efforts to rationalize our cost structure. Also contributing to the decrease was a $1.7 million decrease in temporary labor and consultant costs, a $0.6 million decrease in marketing programs, a $0.3 million decrease in recruiting fees and a $0.3 million decrease in travel expenses.
Research and development expenses
The $2.2 million, or 32%, decrease in research and development expense in the second quarter of 2015 was primarily due to a $1.4 million decrease in costs related to a decrease in headcount and an $0.8 million decrease in temporary labor and consulting costs, all related to efforts to reduce the level of research and development spend starting in the second half of 2014.
Internal-use software development capitalization increased by $1.6 million primarily due to new development efforts on the Customer Lifecycle products. We expect research and development spending to remain flat for the remainder of 2015 and rise more slowly or at the same pace as revenue growth in future years. We expect to capitalize internal-use software costs in the future and the amount capitalized will depend on the level of new product development.
General and administrative expenses

The $1.6 million, or 13%, decrease in general and administrative expense in the second quarter of 2015 as compared to the second quarter of 2014 reflected a $1.6 million decrease in compensation costs, driven by lower headcount and lower stock based compensation expense, and a $0.4 million decrease in technology spending, offset by a $1.2 million reduction in overhead allocations to other departments, which is related to lower headcount and information technology spending. Also contributing to the decrease was a $0.5 million reduction in professional fees.
Restructuring and other expenses
The increase in restructuring and other expenses in the second quarter of 2015 is due to a $3.0 million charge related to employee termination costs. The charge consists primarily of stock based compensation expense related to accelerated vesting of certain equity awards granted to the Company's former interim CFO and CEO, and separation payments.
Interest expense and other, net

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense and other, net	$2,739	4%	$2,196	3%	$543	25%

Interest expense and other, net increased by $0.5 million, or 25%, due partially to foreign currency losses in the second quarter of 2015. Interest expense for the second quarter of 2015 as compared to the second quarter of 2014 was slightly higher due to the accretion of debt discount, the amortization of debt issuance costs and interest expense for the convertible notes.
Income Tax Provision

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(in thousands)
Income tax provision	$1,089	$26	$1,063	*
*Not meaningful.

For the second quarter of 2015, we recorded income tax expense of $1.0 million. The increase to the second quarter tax provision is primarily the result of a recent state tax law change in May 2015. Accordingly, a valuation allowance was recorded to reflect the portion of state deferred tax assets that are more likely than not to be realized. Tax expense for the second quarter also includes the impact to adjust other state deferred tax assets as a result of the state tax law change. The remaining portion of tax expense relates to anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. state and foreign jurisdictions, offset by benefits available from foreign losses. No benefit was provided for losses incurred in the U.S. and Singapore because those losses are offset by a full valuation allowance.
For the second quarter of 2014, we recorded income tax expense of $0.1 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. state and foreign jurisdictions, offset by benefits available from foreign losses. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.

Six months ended June 30, 2015 and June 30, 2014

Net Revenue

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
Managed Services	$114,237	89%	$117,144	88%	$(2,907)	(2)%
Cloud and Business Intelligence	13,573	11%	15,669	12%	(2,096)	(13)%
Total net revenue	$127,810	100%	$132,813	100%	$(5,003)	(4)%
Net revenue decreased $5.0 million, or 4%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The overall decrease in revenue was due to customer cancellations and reductions in excess of new customer additions in previous quarters. Customer cancellations and reductions in the in the six months ended June 30, 2015 were lower than previous quarters but continue to be slightly more than new business generated. We expect the effects of prior quarters’ cancellations and reductions on our revenue to continue through the remainder of 2015.
Managed services revenue decreased $2.9 million, or 2% in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, and was attributable to customer cancellations and reductions in excess of new customer additions in previous quarters.
The $2.1 million, or 13% decrease in revenue from our Cloud and Business Intelligence (“CBI”) in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, was primarily attributable to a loss of subscription revenue related to the elimination of certain services provided to one of our largest customers.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousand)
Cost of revenue
Managed Services	$80,905	63%	$83,895	63%	$(2,990)	(4)%
Cloud and Business Intelligence	7,602	6%	12,218	9%	(4,616)	(38)%
Total cost of revenue	$88,507	69%	$96,113	72%	$(7,606)	(8)%

	Six Months Ended June 30,
	2015		2014
	Amount	Gross Profit %	Amount	Gross Profit %	Change	% Change
	(in thousand)
Gross profit
Managed Services	$33,332	26%	$33,249	25%	$83	—%
Cloud and Business Intelligence	5,971	5%	3,451	3%	2,520	73%
Total gross profit	$39,303	31%	$36,700	28%	$2,603	7%
The $3.0 million, or 4%, decrease in our cost of revenue for our managed services business in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflects a $3.5 million decrease in compensation expense of managed services personnel, offset by a $2.2 million increase in temporary labor, and a $1.9 million decrease in allocated overhead as a result of fewer employees driven by customer cancellations.

The $4.6 million, or 38%, decrease in our cost of revenue for our CBI business in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, reflected a $2.4 million reduction in compensation costs related to lower headcount. Also contributing to the decrease was a $1.5 million reduction in temporary labor and consultants costs and a $1.3 million reduction in information technology spending, all driven by lower sales.
Gross profit in the six months ended June 30, 2015 was slightly positive for our managed services business due to lower headcount and related personnel costs.
Gross profit in the six months ended June 30, 2015 increased for our CBI business due to continued focus on cost reductions. Also, contributing to the cost reductions were lower services cost on our new product suite.

Operating Expenses

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$21,000	16%	$32,883	25%	$(11,883)	(36)%
Research and development	9,468	7%	13,597	10%	(4,129)	(30)%
General and administrative	22,866	18%	25,121	19%	(2,255)	(9)%
Restructuring and other	3,739	3%	—	—%	3,739	—%
Total operating expenses	$57,073	44%	$71,601	54%	$(14,528)	(20)%
Includes stock-based compensation of:
Sales and marketing	$1,647		$3,420		$(1,773)
Research and development	991		1,437		(446)
General and administrative	3,411		3,942		(531)
Total stock-based compensation	$6,049		$8,799		$(2,750)
Sales and marketing expenses
The $11.9 million, or 36%, decreased in sales and marketing expenses in the six months ended June 30, 2015 resulted primarily from decreased compensation of $7.1 million due to lower headcount. The lower headcount period over period is the result of our efforts to rationalize our cost structure. Also contributing to the decrease was a $2.1 million decrease in temporary labor and consultant costs, a $1.0 million decrease in travel expenses, a $0.8 million decrease in marketing programs, a $0.5 million decrease in overhead allocations and a $0.4 million decrease in recruiting fees.
Research and development expenses
The $4.1 million, or 30% decrease in research and development expense in the six months ended June 30, 2015 was primarily due to a $2.7 million decreased in compensation expense and a $1.1 million decrease in temporary labor and consulting costs related to our efforts to reduce research and development spend starting in the second half of 2014.
Internal-use software development capitalization increased by $3.1 million primarily due to new development efforts on the Customer Lifecycle products. We expect research and development spending to remain flat for the remainder of 2015 and rise more slowly or at the same pace as revenue growth in future years. We expect to capitalize internal-use software costs in the future and the amount capitalized will depend on the level of new product development.
General and administrative expenses
The $2.3 million, or 9%, decrease in general and administrative expense in the six months ended June 30, 2015 reflected a $2.1 million decrease in compensation expense related to lower headcount, a $1.7 million decrease across the following: temporary labor, facilities costs, technology spending, travel, recruiting and depreciation, all offset by a $2.3 million reduction in overhead allocations to other departments. Also contributing to the decrease was a $0.6 million reduction in professional fees.

Restructuring and other expenses

The increase in restructuring and other expenses in the six months ended June 30, 2015 is related to the Company recognizing additional employee termination related costs of $3.7 million. The charge consists primarily of stock compensation expense related to the accelerated vesting of certain equity awards granted to the Company's former interim CFO and CEO, and separation payments.
Interest expense and other, net

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense and other, net	$4,584	4%	$4,770	4%	$(186)	(4)%
Interest expense and other, net decreased by $0.2 million, or 4%, partially due to foreign currency gains related to the six months ended June 30, 2015, offset by slightly higher interest expense which was due to slightly higher accretion of debt discount, the amortization of debt issuance costs and interest expense related to our convertible notes.
Income Tax Provision

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(in thousands)
Income tax provision	$1,223	$161	$1,062	*
*Not meaningful.
For the six months ended June 30, 2015, we recorded a charge to income tax expenses of $1.2 million. The increase to the second quarter tax provision is primarily the result of a recent state tax law change in May 2015. Accordingly, a valuation allowance was recorded to reflect the portion of the state deferred tax asset that is more likely than not to be realized. Tax expense for the second quarter also includes the adjustment to other state deferred tax assets as a result of the state tax law change. The remaining portion of our tax expense relates to anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. state and foreign jurisdictions, offset by benefits available from foreign losses. No benefit was provided for losses incurred in the U.S. and Singapore because those losses are offset by a full valuation allowance.
For the six months ended June 30, 2014, we recorded a charge to income tax expenses of $0.2 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions, offset by limited benefits available from losses in Ireland. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
Liquidity and Capital Resources
At June 30, 2015, we had cash, cash equivalents and short-term investments of $214.2 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and U.S. government obligations. At June 30, 2015, we had cash and cash equivalents of $2.3 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and we do not have current plans to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S.
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless earlier converted. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.6 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes were not subject to conversion or repurchase at June 30, 2015 and are classified as a noncurrent liability on our condensed consolidated balance sheet.
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
Credit Facility
On July 5, 2012, the Company, entered into a three-year credit agreement which provides for a secured revolving line of credit based on eligible accounts receivable up to $30.0 million with a $2.0 million letter of credit sublimit. On May 5, 2014, we entered into an amendment to the credit agreement which reduced the secured revolving line of credit to $10.0 million. The quarterly commitment fee, payable in arrears, based on the available commitments is 0.30% per annum. There were no outstanding balances on the facility as of June 30, 2015.
The letter of credit for $550,000 required under an operating lease agreement for office space at our San Francisco headquarters expired on June 1, 2015. Any outstanding loans under the credit facility bear interest, at our option, at a base rate determined in accordance with the credit agreement, minus 0.5%, or at a LIBOR rate plus 2.0%. Principal, together with all accrued and unpaid interest, was due and payable on July 5, 2015, the maturity date. At June 30, 2015, the interest rate for borrowings under the facility was 2.2%. The credit agreement contains customary affirmative and negative covenants, as well as financial covenants. We were in compliance with all of the covenants under the credit agreement as of June 30, 2015. The credit agreement expired on July 5, 2015.
Summary Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by operating activities	$3,314	$(92)
Net cash used in investing activities	(16,948)	(57,977)
Net cash provided by financing activities	853	3,357
Net decrease in cash and cash equivalents, net of impact of foreign exchanges on cash	(12,337)	(54,556)
Operating Activities
Net cash provided by operating activities was $3.3 million during the six months ended June 30, 2015. Net loss during the period was $23.6 million adjusted by non-cash charges of $6.8 million for depreciation and amortization, $3.9 million of amortization of debt discount and issuance costs, $3.5 million of restructuring and other charges, and $7.5 million for stock-based compensation. Cash generated from operations during the six months ended June 30, 2015 resulted from sequential changes in our working capital including a $11.8 million decrease in accounts receivable, a $2.1 million decrease in accounts payable, a $1.6 million decrease in accrued compensation and benefits, and a $2.4 million decrease in accrued expenses.
Net cash provided by operating activities was $0.1 million during the six months ended June 30, 2014. Net loss during the period was $39.8 million adjusted by non-cash charges of $6.3 million for depreciation and amortization, $10.9 million for stock-based compensation and $0.4 million of net premiums paid on purchase of short-term investments. Cash used from operations during the six months ended June 30, 2014 resulted from sequential changes in our working capital including a $15.5 million decrease in accounts receivable, a $1.0 million decrease in accounts payable and a $1.9 million increase in accrued compensation and benefits.
Investing Activities
During the six months ended June 30, 2015 cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities of $10.6 million, property and equipment addition of $5.1 million and $1.2 million increase in restricted cash related to a letter of credit required for our new San Francisco facility lease. Property and equipment additions include $3.1 million of capitalized internal-use software development cost.
During the six months ended June 30, 2014 cash used by investing activities was principally for the purchases of short-term investments, net of sales and maturities of $19.8 million, the acquisition of Scout Analytics of $32.5 million and for property and equipment purchases of $5.6 million.
Financing Activities
Cash provided by financing activities of $0.9 million in the six months ended June 30, 2015 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $0.9 million.
Cash provided by financing activities was $3.4 million during the six months ended June 30, 2014 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $3.6 million offset by payment of capital lease obligations.
Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and computer equipment. At June 30, 2015, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Obligations under capital leases	$400	$183	$200	$17	$—
Operating lease obligations	40,447	7,169	19,181	8,424	5,673
	$40,847	$7,352	$19,381	$8,441	$5,673
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of June 30, 2015, our liability for unrecognized tax benefits was $0.9 million. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.
In May 2015 the Company commenced a P7Y-year office lease expiring in November 2022 for a new corporate headquarters in San Francisco, California to occupy 24,394 square feet of space. The table below includes approximately $13.3 million of minimum lease payments over the P7Y-year lease term.
Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, debt and marketable securities, goodwill, and income taxes. There have been no material changes in our critical accounting policies and estimates during the three months ended June 30, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K/A for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 17, 2015.
Recent Accounting Pronouncements

The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2015, as compared with those discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 8, 2015, a class action securities lawsuit, Weller v. ServiceSource International, Inc. et al., was filed in the U.S. District Court for the Northern District of California (“Weller Lawsuit”) against the Company and Company’s former Chief Executive Officer. The Weller Lawsuit was brought on behalf of purchasers of Company stock during the period January 22, 2014 through May 1, 2014. Plaintiffs allege that the defendants made false and misleading statements about Company’s actual and expected financial performance. Plaintiffs seek unspecified damages. The Company believes that the claims are meritless, and will vigorously defend it.
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

Our revenue is based on a pay-for-performance model under which we are paid a commission based on the service contracts we sell on behalf of our customers. If a particular customer’s products or services fail to appeal to its end customers, our revenue will decline for our work with that customer. In addition, if end customer demand decreases for other reasons, such as negative news regarding our customers or their products, unfavorable economic conditions, shifts in strategy by our customers away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our customers’ service contracts declines. Similarly, if our customers come under economic pressure, they may be more likely to terminate their contracts with us and/or seek to restructure those contracts, and for customers whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms. We have experienced a decline in our opportunity under management from our managed services customers in 2014 as compared to 2013. We expect that the opportunity under management reduction in 2014 will further impact our 2015 results since the Company's 2014 results were not fully impacted within the 2014 calendar year. If we continue to experience such a decline in opportunity under management, our revenue and results of operations will be adversely affected.

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

A substantial portion of our revenue to date has come from a relatively small number of customers. During the twelve months ended December 31, 2014 and the six months ended June 30, 2015, our top ten customers accounted for 51% and 55% of our revenue, with one customer representing over 9% of our revenue during each of these periods. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant customers for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

Our restructuring plans may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

We are currently implementing restructuring and other cost-reduction plans designed to reduce our overhead and our operating expenses. As we experience changes in our strategy, we will continue to determine whether additional restructuring efforts are required. These restructuring efforts may result in significant restructuring charges that may adversely affect our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans may exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We incurred restructuring and other charges of $3.7 million in the six months ended June 30, 2015.

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

Our future success depends on the continued contributions of our executives, each of whom may be difficult to replace. Our future success also depends in part on our ability to attract, hire, integrate and retain qualified service sales personnel, sales representatives and management- level employees to oversee such sales forces in addition to marketing, research and development and general and administrative personnel to support our global operation. Recently, we have experienced increased turnover in key executive positions, including our chief executive officer and chief financial officer. The loss of any of our key executives, or our inability to continue to attract and retain high-quality talent, could harm our business.

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

For the year ended December 31, 2014 and the six months ended June 30, 2015, approximately 35% and 35% of our revenue, respectively, was generated outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We may record impairment charges related to our acquisitions or strategic investments, such as the goodwill and other intangible asset impairment we recorded in 2014 that was, in part, related to our acquisition of Scout Analytics. In assessing goodwill for impairment, we make significant estimates and assumptions, including estimates and assumptions about market penetration, anticipated growth rates and risk-adjusted discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and industry data. The estimates and assumptions used by management have a high degree of subjectivity and require significant judgment on the part of management. Changes in estimates and assumptions in the context of our impairment testing may have a material impact on us. Any losses or impairment charges that we incur related to acquisitions or strategic investments may have a negative impact on our financial results, and we may continue to incur new or additional losses related to acquisitions or strategic investments that we have not fully impaired or exited.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us as discussed in more detail elsewhere in these “Risk Factors”;

•	failure to achieve our revenue or earnings expectations, or those of investors or analysts, such as we experienced for the second quarter of 2014;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	recruitment or departure of key personnel;

•	investors’ general perception of us;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity;

•	the volume of trading in our common stock, including sales upon exercise of outstanding options;

•	sales of shares of our common stock by existing stockholders;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	actual or perceived changes in general economic, industry and market conditions.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 29% of our outstanding common stock as of June 30, 2015. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

None.
Item 6. Exhibits
See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	August 7, 2015	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

10.1+	Separation Agreement dated as of April 6, 2015 between the Company and Simon Biddiscombe

10.2	Board Resignation Agreement dated as of May 22, 2015 between the Company and Michael Smerklo

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the Notes to Condensed Consolidated Financial Statements. **

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