Form 10-Q
period 2015-09-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2015-11-06
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 30, 2015
Common Stock	86,267,187

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$73,829	$90,382
Short-term investments	136,769	125,000
Accounts receivable, net	56,131	70,163
Deferred income taxes	390	398
Prepaid expenses and other	7,086	6,815
Total current assets	274,205	292,758
Property and equipment, net	25,020	25,658
Deferred income taxes, net of current portion	1,471	2,488
Goodwill and intangibles, net	9,823	10,957
Other assets, net	8,546	7,985
Total assets	$319,065	$339,846
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,902	$2,922
Accrued taxes	773	1,721
Accrued compensation and benefits	19,866	20,056
Deferred revenue	5,942	7,018
Accrued expenses	5,562	8,882
Other current liabilities	1,307	2,569
Total current liabilities	35,352	43,168
Convertible notes, net	126,178	120,730
Other long-term liabilities	4,779	4,660
Total liabilities	166,309	168,558
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 86,226 shares issued and 86,105 shares outstanding as of September 30, 2015; 83,928 shares issued and 83,807 shares outstanding as of December 31, 2014	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	327,512	312,017
Accumulated deficit	(175,843)	(141,409)
Accumulated other comprehensive income	1,520	1,113
Total stockholders’ equity	152,756	171,288
Total liabilities and stockholders’ equity	$319,065	$339,846
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$59,432	$64,713	$187,242	$197,526
Cost of revenue	42,568	49,218	131,076	145,331
Gross profit	16,864	15,495	56,166	52,195
Operating expenses:
Sales and marketing	10,667	14,343	31,667	47,225
Research and development	3,474	6,402	12,942	19,999
General and administrative	10,912	10,932	33,778	36,053
Restructuring and other	(2)	1,937	3,737	1,937
Goodwill impairment	—	21,000	—	21,000
Total operating expenses	25,051	54,614	82,124	126,214
Loss from operations	(8,187)	(39,119)	(25,958)	(74,019)
Interest expense and other, net	(2,513)	(2,867)	(7,097)	(7,638)
Loss before income taxes	(10,700)	(41,986)	(33,055)	(81,657)
Income tax provision (benefit)	158	(200)	1,380	(39)
Net loss	$(10,858)	$(41,786)	$(34,435)	$(81,618)
Net loss per share, basic and diluted	$(0.13)	$(0.50)	$(0.40)	$(0.99)
Weighted average common shares outstanding, basic and diluted	85,994	83,131	85,113	82,668
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(10,858)	$(41,786)	$(34,435)	$(81,618)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	184	155	289	489
Unrealized gain (loss) on short-term investments, net of tax	4	(235)	118	(136)
Other comprehensive income, net of tax	188	(80)	407	353
Total comprehensive loss, net of tax	$(10,670)	$(41,866)	$(34,028)	$(81,265)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(34,435)	$(81,618)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	10,204	9,670
Amortization of debt discount and issuance costs	5,955	5,536
Accretion of premium on short-term investments and other	(205)	72
Deferred income taxes	1,020	(177)
Stock-based compensation	10,804	16,006
Income tax benefit from stock-based compensation	—	(267)
Restructuring and other	3,518	910
Goodwill impairment	—	21,000
Changes in operating assets and liabilities:
Accounts receivable, net	12,740	14,567
Deferred revenue	(1,043)	(1,137)
Prepaid expenses and other	(1,247)	(108)
Accounts payable	(620)	(831)
Accrued taxes	(879)	(593)
Accrued compensation and benefits	(580)	(822)
Accrued expenses	(4,031)	3,259
Other liabilities	(844)	(1,661)
Net cash provided by (used) in operating activities	357	(16,194)
Cash flows from investing activities
Acquisition of property and equipment	(8,273)	(7,625)
Restricted cash	(1,244)	—
Cash paid for acquisition, net of cash acquired	—	(32,550)
Purchases of short-term investments	(73,567)	(70,430)
Sales of short-term investments	61,430	46,181
Maturities of short-term investments	690	4,043
Net cash used in investing activities	(20,964)	(60,381)
Cash flows from financing activities
Repayment on capital leases obligations	(139)	(321)
Proceeds from common stock issuances	3,476	4,380
Income tax benefit from stock-based compensation	—	267
Net cash provided by financing activities	3,337	4,326
Net decrease in cash and cash equivalents	(17,270)	(72,249)
Effect of exchange rate changes on cash and cash equivalents	717	1,039
Cash and cash equivalents at beginning of period	90,382	170,132
Cash and cash equivalents at end of period	$73,829	$98,922

Supplemental Information:
Acquired common stock in exchange for an accrued liability	$(655)	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Basis of Presentation

ServiceSource International, Inc. (together with its subsidiaries, the “Company”) is a global leader in revenue life cycle management, partnering with technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving customer relationships and loyalty. The Company delivers these results via dedicated service teams and cloud-based solutions, leveraging benchmarks and best practices derived from its rich database of service and renewal behavior. By integrating software, managed services and data, the Company provides end-to-end management and optimization of the service-contract renewals process, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its managed services customers based on renewal sales that the Company generates on their behalf under a pay-for-performance or flat-rate model, and subscription fees from customers of its cloud-based solutions. The Company’s corporate headquarters are located in San Francisco, California. The Company has offices in Colorado, Tennessee, Washington, the United Kingdom, Ireland, Malaysia, Philippines, Singapore and Japan.
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
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair statement of the Company's financial position, operating results, and cash flows for the interim periods presented. Preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Also, the results for the interim periods are not necessarily indicative of results for the entire year.
Amounts shown in the Accrued liabilities and other caption in the condensed consolidated balance sheet as of December 31, 2014 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2014 have been reclassified into Accrued expenses and Other current liabilities to reflect the current period presentation.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in the FASB's Accounting Standards Codification ("ASC") 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB approved a one year deferral of the effective date to December 15, 2017, and early application would be permitted, but not before the original effective date of December 15, 2016, so the effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods.  The Company is currently evaluating the impact ASU No. 2014-09 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU No. 2015-03 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal Use Software, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is currently evaluating the impact that adoption of ASU No. 2015-03 will have on its consolidated financial statements.
Note 2 — Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. The Company has cash and cash equivalents held on its behalf by a third party of $0.4 million and $0.9 million as of September 30, 2015 and December 31, 2014, respectively. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that other-than-temporary declines in fair value have occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and nine months ended September 30, 2015 and 2014 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):
September 30, 2015

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Description
Cash	$73,624	$—	$—	$73,624
Cash equivalents:
Money market mutual funds	205	—	—	205
Total cash and cash equivalents	73,829	—	—	73,829
Short-term investments:
Corporate bonds	53,871	36	(226)	53,681
U.S. agency securities	42,654	162	—	42,816
Asset-backed securities	29,061	52	(10)	29,103
U.S. Treasury securities	11,122	47	—	11,169
Total short-term investments	136,708	297	(236)	136,769
Cash, cash equivalents and short-term investments	$210,537	$297	$(236)	$210,598
December 31, 2014

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Description
Cash	$89,589	$—	$—	$89,589
Cash equivalents:
Money market mutual funds	793	—	—	793
Total cash and cash equivalents	90,382	—	—	90,382
Short-term investments:
Corporate bonds	49,110	29	(120)	49,019
U.S. agency securities	42,004	56	(17)	42,043
Asset-backed securities	21,083	8	(34)	21,057
U.S. Treasury securities	12,859	27	(5)	12,881
Total short-term investments	125,056	120	(176)	125,000
Cash, cash equivalents and short-term investments	$215,438	$120	$(176)	$215,382
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$11,834	$11,830
Due in 1 to 3 years	125,079	125,145
Total	$136,913	$136,975
As of September 30, 2015, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of September 30, 2015 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$205	$205	$—
Total cash equivalents	205	205	—
Short-term investments:
Corporate bonds	53,681	—	53,681
U.S. agency securities	42,816	—	42,816
Asset-backed securities	29,103	—	29,103
U.S. Treasury securities	11,169	—	11,169
Total short-term investments	136,769	—	136,769
Cash equivalents and short-term investments	$136,974	$205	$136,769

The Company has restricted cash of $1.2 million and $0 within Other assets as of September 30, 2015, and December 31, 2014, respectively. The restricted cash is classified within Level 1.
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

The convertible notes issued by the Company in August 2013 are shown on the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of September 30, 2015 and December 31, 2014 was $125.4 million and $111.2 million, respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any financial liabilities measured at fair value or any long-term debt other than the Convertible debt as of September 30, 2015 and December 31, 2014.
Note 4 — Goodwill Impairment

The Company normally performs its annual impairment analysis of goodwill at the reporting unit level in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired according to the guidance within ASC 350 Intangibles - Goodwill and Other.

During the third quarter of 2014, the Company’s market capitalization had a significant decline, the Company experienced slowing revenue growth for the Cloud and Business Intelligence (“CBI”) reporting unit in the near term and the Company experienced customer losses in the CBI business. Therefore, the Company determined that there were sufficient indicators to require the Company to perform an interim impairment analysis in the third quarter of 2014. The Company compared the fair value of CBI reporting unit as determined under an income approach to its carrying value and determined that the fair value was less than the carrying value. The Company then performed an analysis to measure the amount of the impairment.

Based on the result of the interim impairment analysis, the Company concluded that the majority of the CBI goodwill was impaired at September 30, 2014 and recorded a non-cash goodwill impairment charge of $21.0 million in the three and nine month periods ended September 30, 2014. The Company subsequently impaired the remaining $1.7 million of Cloud and Business Intelligence goodwill in the fourth quarter of 2014 due to continued revenue declines in the ServiceSource Revenue Analytics (formerly Scout Analytics) product offering.

The changes in the carrying amount of goodwill by operating segment as of September 30, 2015 were as follows (in thousands):

	Managed Services	Cloud and Business Intelligence	Total
Balance as of December 31, 2013	$6,334	$—	$6,334
Addition due to acquisition	—	22,653	22,653
Impairment	—	(22,653)	(22,653)
Balance as of December 31, 2014	$6,334	$—	$6,334
Impairment	—	—	—
Balance as of September 30, 2015	$6,334	$—	$6,334
Note 5 — Other Current Liabilities

Other current liabilities balances were comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued Interest - Convertible Notes	$375	$938
Deferred rent	703	855
ESPP Withholding	229	776
Total	$1,307	$2,569
Note 6 — Credit Facility and Capital Leases
Revolving Credit Facility

On July 5, 2012, the Company, entered into a three-year credit agreement which provided for a secured revolving line of credit based on eligible accounts receivable up to $30.0 million with a $2.0 million letter of credit sublimit. On May 5, 2014, the Company entered into an amendment to the credit agreement which reduced the secured revolving line of credit to $10.0 million. The credit agreement expired on July 5, 2015
Letter of Credit
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a new San Francisco facility. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash on the accompanying condensed consolidated balance sheet.
Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 4.94% and 5.8% at September 30, 2015 and 2014, respectively.
Future minimum annual payments under capital lease obligations as of September 30, 2015 were as follows (in thousands):

September 30, 2015
Years Ending December 31,
2015 (remaining three months)	$48
2016	121
2017	67
2018	69
2019	52
Total	$357
Note 7 — Debt
Senior Convertible Notes
In August 2013, the Company issued senior convertible notes (the “Notes”) in exchange for gross proceeds of $150.0 million.
The Notes are governed by an Indenture, dated August 13, 2013 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The Notes will mature on August 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1, beginning February 1, 2014.
The Notes are convertible at an initial conversion rate of 61.6770 of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $16.21 per share of common stock, subject to anti-dilution adjustments upon certain specified events as defined in the Indenture. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock, or any combination thereof, at the Company’s option.
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
The Notes were not convertible at September 30, 2015 under the circumstances listed above. However, the holders of the Notes may convert their Notes at any time on or after February 1, 2018, until the close of business on the second schedule trading day immediately preceding the maturity date, regardless of the foregoing circumstances.
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, upon a fundamental change as defined in the Indenture. In addition, upon certain events of default as defined in the Indenture, the trustee, or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, on all the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. The Notes were not subject to repurchase at September 30, 2015.
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
The Company incurred transaction costs of approximately $4.9 million related to the issuance of the Notes. In accounting for these costs, the Company allocated the costs to the debt and equity components in proportion to the allocation of proceeds from the issuance of the Notes to such components. Transaction costs allocated to the debt component of $3.6 million were recorded as a deferred asset in other asset, net, and amortized to interest expense over the term of the Notes. The transaction costs allocated to the equity component of $1.3 million were recorded to additional paid-in capital.
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Principal amount	$150,000	$150,000
Unamortized debt discount	(23,822)	(29,270)
Net carrying amount	$126,178	$120,730
The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest expense at 1.5% per annum	$563	$563	$1,688	$1,688
Amortization of debt issuance costs	174	110	507	470
Accretion of debt discount	1,877	1,738	5,448	5,043
Total	$2,614	$2,411	$7,643	$7,201

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

Note 8 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through November 30, 2022. Rent expense for the three months ended September 30, 2015 and 2014 was $2.3 million and $2.3 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $7.0 million and $6.9 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
In May 2015 the Company commenced a 7-year office lease expiring in November 2022 for a new corporate headquarters in San Francisco, California to occupy 24,394 square feet of space. This new lease commitment totaled $13.3 million of minimum lease payments over the 7-year lease term.
In October 2015, the Company signed a 6-year lease expiring in July 2021, for a new sales center in the Philippines to occupy 46,134 square feet. The total minimum lease payments are estimated to be approximately $7.0 million over the lease term.
Future annual minimum lease payments under all noncancelable operating leases as of September 30, 2015 were as follows (in thousands):

September 30, 2015
Years Ending December 31,
2015 (remaining three months)	$1,843
2016	6,725
2017	6,551
2018	6,227
2019	5,129
Thereafter	12,189
Total	$38,664
Litigation
On July 8, 2015, a single plaintiff filed a putative securities class action lawsuit, Weller v. ServiceSource International, Inc. et al., in the U.S. District Court for the Northern District of California (the “Weller Lawsuit”) against the Company and the Company’s former Chief Executive Officer. The Weller Lawsuit was brought on behalf of purchasers of Company stock during the period January 22, 2014 through May 1, 2014, and alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").   In connection with the mandatory lead plaintiff appointment process under the Private Securities Litigation Reform Act (PSLRA), various law firms issued press releases between July 2015 and September 2015 to search for additional shareholders that would be willing to serve as lead plaintiffs in this lawsuit.  This solicitation period ended on September 29, 2015 and no other shareholders came forward, leaving only the named plaintiff as the sole shareholder seeking to be appointed lead plaintiff. The court appointed Weller a lead plaintiff on October 21, 2015. At this time, no motion to certify a class has been filed. The Company believes that the claims are meritless, and will vigorously defend itself against such claims.
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
Note 9 - Share Repurchase Program and Stock-Based Compensation
In August 2015, the Board authorized a stock repurchase program ("the program") with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $29.3 million as of September 30, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
During the three months ended September 30, 2015, under the repurchase program the Company repurchased 158,900 shares of its common stock, which were retired upon repurchase, under the program at an average price of $4.10 per share for an aggregate amount of $0.7 million. The Company cash settles with the program broker periodically and reflects any unsettled amounts as a current liability at each period end.
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$704	$1,034	$2,200	$3,168
Sales and marketing	796	1,497	2,443	4,917
Research and development	322	695	1,314	2,131
General and administrative	1,438	1,848	4,847	5,790
Total stock-based compensation	$3,260	$5,074	$10,804	$16,006
Determining Fair Value of Stock Awards
The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the options, which is generally four years. Restricted stock, upon vesting, entitles the holder to one share of common stock for each restricted stock unit or award, and has a purchase price of $0.0001 per share, which is equal to the par value of the Company’s common stock, and vests over four years. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant, and compensation expense net of estimated forfeitures is recognized on a straight-line basis over the vesting period.
Option and restricted stock activity under the 2011 Plan for the nine months ended September 30, 2015 was as follows (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2014	5,982	10,070	$5.08	5,476
Additional shares reserved under the 2011 equity incentive plan	3,364	—	—	—
Granted	(6,494)	4,080	4.43	2,414
Options exercised/ Restricted stock released	—	(585)	4.04	(1,654)
RSU shares withheld for taxes	161	—	—	161
Canceled/Forfeited	3,470	(2,163)	5.71	(1,307)
Outstanding — September 30, 2015	6,483	11,402	4.78	5,090

The weighted average grant-date fair value of employee stock options granted during the three months ended September 30, 2015 and 2014 was $1.71 and $1.53 per share, respectively and for the nine months ended September 30, 2015 and 2014 was $1.44 and $1.96 per share, respectively. The unamortized grant date fair value of both stock options and restricted stock awards totaled $29.6 million at September 30, 2015.
Note 10 — Income Taxes

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

Consistent with the Company’s practice in prior periods for assessing realization of deferred tax assets, management believes that based on the available objective evidence it is more likely than not that the tax benefits of the U.S. and Singapore losses will not be realized. As a result, the Company provided a valuation allowance for all U.S. federal net deferred tax assets, for all Singapore net deferred tax assets, and for substantially all of the Company’s state deferred tax assets other than those as described below.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was a state tax law change that occurred during the second quarter ended June 30, 2015 and impacts the manner in which the Company apportions revenue. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation through September 30, 2015, the Company continues to record a valuation allowance of approximately $0.5 million to reflect only the portion of the state deferred tax asset that is more likely than not to be realized. Note that changes in tax laws and rates may affect other deferred tax assets and liabilities recorded in the future. These changes are accounted for in the period of enactment and thus are reflected in the Company’s September 30, 2015 financial results. As a result of the state tax law change discussed above, the Company has also recorded approximately $0.3 million as a discrete item in our tax provision through September 30, 2015.

The gross amount of the Company's unrecognized tax benefits was $0.9 million  as of September 30, 2015 and December 31, 2014, $0.1 million of which, if recognized, would affect the Company’s effective tax rate.
Note 11 — Segment and Geographical Information
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
Managed Services- The Company’s managed services solution consists of end-to-end management and optimization of the recurring revenue process, including quoting, selling and business intelligence. The Company's managed services business is built on its pay-for-performance model, whereby customers pay the Company a commission based on renewal sales that it generates on their behalf. The Company’s managed services offerings include quoting and selling services, in which dedicated service teams have specific expertise in the customers’ businesses, are deployed under the customers’ brands and follow a sales process tailored specifically to increase service contract renewals.
Cloud and Business Intelligence- The Company’s cloud and business intelligence solution consist of subscription sales and professional services to deploy the Company's solutions. Subscription sales consists of selling subscriptions to Renew OnDemand and ServiceSource Revenue Analytics, both SaaS applications. The foundation of the Company’s cloud solution is Renew OnDemand, a SaaS-based renewal management system based on its data warehouse of transactional, analytical and industry data that grows with each service renewal transaction and customer.
Summarized financial information by reporting segments based on the Company’s internal management reporting and as utilized by the Company’s CODM, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Revenue
Managed Services	$53,295	$56,629	$167,532	$173,773
Cloud and Business Intelligence	6,137	8,084	19,710	23,753
	59,432	64,713	187,242	197,526

Gross Profit
Managed Services	14,701	12,896	48,033	46,143
Cloud and Business Intelligence	2,163	2,599	8,133	6,052
	16,864	15,495	56,166	52,195

Unallocated operating expenses	25,051	54,614	82,124	126,214
Loss from operations	$(8,187)	$(39,119)	$(25,958)	$(74,019)

The Company’s business is geographically diversified. For the nine months ended September 30, 2015, 66% of our net revenue was earned in North America and Latin America (“NALA”), 23% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. All of NALA net revenue represents revenue generated in the United States.
Summarized financial information by geographic location based on the Company’s internal management reporting is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue
NALA	$40,760	$43,477	$123,810	$129,434
EMEA	12,329	15,156	43,535	49,599
APJ	6,343	6,080	19,897	18,493
Total net revenue	$59,432	$64,713	$187,242	$197,526

Note 12 — Restructuring and Other

The Company announced at the beginning of the third quarter of 2014 a restructuring effort to better align its cost structure with current revenue levels. The restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of $0 million and $3.7 million during the three and nine months ended September 30, 2015. Restructuring and other costs consists of $1.1 million of separation payments and related employee benefits, and $2.6 million of stock based compensation related to the accelerated vesting of certain equity awards granted to the Company's former interim CFO and CEO.
Restructuring and other activities for the nine months ended September 30, 2015 is summarized as follows (in thousands):

	Restructuring	Other	Total
Restructuring and other liability at December 31, 2014	$364	$251	$615
Restructuring and other charges	353	3,384	3,737
Cash paid	(717)	(705)	(1,422)
Acceleration of stock-based compensation expense in additional paid-in capital	—	(2,579)	(2,579)
Restructuring and other liability at September 30, 2015	$—	$351	$351

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on behalf of our customers; errors in estimates as to the service revenue we can generate for our customers; our ability to attract new customers and retain existing customers; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our customers’ renewal rates, margins and profitability; our recurring revenue opportunity under management; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of our next-generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand, ServiceSource Revenue Analytics (formerly Scout Analytics), ServiceSource Customer Success or our other SaaS offerings; our strategy with respect to our business services and SaaS businesses, cloud offering and managed services and cost allocation and management efforts; the potential effect of mergers and acquisitions on our customer base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity, our leverage consisting of convertible notes and related matters concerning our note hedges and warrants; our stock repurchase program; our competitive position; the effects of competition; industry environment; potential growth opportunities; our expected benefits from the acquisition of Scout Analytics; and our expected benefits from international expansion. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
All dollar amounts expressed as numbers in this MD&A (except per share amounts) are in millions.
OVERVIEW
ServiceSource International, Inc. (NASDAQ: SREV) is the global leader in customer revenue growth and retention solutions across the Revenue Lifecycle. As a subset of the Customer Lifecycle Management business segment, the Revenue Lifecycle addresses critical elements of customer success, recurring revenue growth and renewal processes, which include on-boarding, adoption, upsell, cross-sell, retention and renewals. Our solutions are designed to optimize the retention rates and recurring revenue performance for our customers to drive revenue growth and decrease churn from their own, existing business-to-business ("B2B") customers.
Our solutions are comprised of technology-enabled managed services and best-practice processes. In delivering our services, we leverage industry and company data, leading-edge technology and best-practices drawn from our significant and in-depth database of renewal benchmarks. By integrating managed services, cloud software and data, we provide end-to-end management and optimization of the customer onboarding, adoption, subscription and service-contract renewal process.
Our managed services business leverages either a pay-for-performance or a flat-rate model whereby our customers pay us a commission based on renewal sales that we generate on their behalf. Our cloud software offerings currently include: ServiceSource Revenue Analytics (formerly Scout Analytics), Renew OnDemand and the ServiceSource Customer Success application, all of which automate and provide data-driven insights into these highly valuable but typically manual business processes. Our technology capabilities and managed services can drive higher subscription, maintenance and support revenue while improving customer retention and increasing business predictability.

The scalability of our solution enables us to sell in over 40 languages from seven centers around the globe. Our solution is designed to optimize recurring revenue across different revenue models, distribution models, and segments, including hardware, software, SaaS, industrial systems, information and media, as well as technology-enabled health care and life sciences.

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

In 2014, we experienced a decline in opportunity under management for our managed services business due to a number of contractions and non-renewals by some of our customers. We expect the reduction in opportunity under management experienced in 2014 will continue to impact our revenues for the remainder of 2015 and into 2016 until we can replace this decline in opportunity under management.

Number of Engagements. We track the number of engagements we have with our customers. We often have multiple engagements with a single customer, particularly where we manage the sales of service renewals relating to different product lines, technologies, types of contracts or geographies for the customer. When the set of renewals we manage on behalf of a customer is associated with a separate customer contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a service sales team to manage the renewals, we designate the set of renewals and associated revenues and costs as a unique engagement. For example, we may have one engagement consisting of a service sales team selling maintenance contract renewals of a particular product for a customer in the United States and another engagement consisting of a sales team selling warranty contract renewals of a different product for the same customer in Europe. These would count as two engagements. We had 167 and 192 engagements as of September 30, 2015 and 2014, respectively.
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

Implementation Cycle. After entering into an engagement with a new customer, and to a lesser extent after adding an engagement with an existing customer, we incur sales and marketing expenses related to the commissions owed to our sales personnel. These commissions are based on the estimated total contract value, with a material portion of the commission expensed upfront and the remaining portion expensed ratably over a period of twelve to fourteen months. We also make upfront investments in technology and personnel to support the engagement. These expenses are typically incurred one to three months before we begin generating sales and recognizing revenue. Accordingly, in a given quarter, an increase in new customers, and, to a lesser extent, an increase in engagements with existing customers, or a significant increase in the contract value associated with such new customers and engagements, will negatively impact our gross margin and operating margins until we begin to achieve anticipated sales levels associated with the new engagements, which is typically two to three quarters after we begin selling contracts on behalf of our customers.

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

We invoice our customers on a monthly basis based on commissions we earn during the prior month, and with respect to performance-based commissions, on a quarterly basis based on our overall performance during the prior quarter. Revenue is recognized in the period in which our services are performed or, in the case of performance commissions, when the performance condition is achieved. Because the invoicing for our services generally coincides with or immediately follows the sale of service contracts on behalf of our customers, we do not generate or report a significant deferred revenue balance. However, the combination of factors such as, but not limited to, minimum contractual commitments, the performance improvement potential identified by our SPA process, our success in generating improved renewal rates for our customers, and our customers’ historical renewal rates, for example, help to provide us with revenue visibility, but may all affect our performance favorably or unfavorably.

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

In addition to the uncertainty in the macroeconomic environment, we experience a seasonal variance in our revenue typically for the third quarter of the year as a result of lower or flat renewal volume corresponding to the timing of our customers’ product sales particularly in the international regions. The impact of this seasonal fluctuation can be amplified if the economy as a whole is experiencing disruption or uncertainty, leading to deferral of some renewal decisions. As we increase our subscription revenue base, this seasonality will become less apparent. However, for at least the foreseeable future, we would expect this pattern to continue.

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

We have several SaaS-based applications that we develop and support: Renew OnDemand (our purpose-built offering to manage and maximize recurring revenue), ServiceSource Revenue Analytics (formerly Scout Analytics, our SaaS offering to help companies with predictive analytics for recurring revenue), and other SaaS cloud offerings such as ServiceSource Customer Success. Our research and development costs are primarily related to these SaaS based applications. We intend to maintain customer support, training and professional service organizations to support deployments of our solutions. Our current spending incorporates a level of investment required for development of our products and are targeted at improving the tools and infrastructure that will make the product easier to deploy and support in the future. We believe that the level of effort to deploy and maintain these applications will decline over time, due to product development investments made in 2014 and early 2015 to improve the application layer of the solutions and to improve the underlying database architecture and reduce the overall cost of our cloud infrastructure. As a result, we expect costs to decline in 2015 and rise more slowly or at the same pace as revenue growth in future years.
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

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been less than 10% of total revenue. We expect revenues generated from subscriptions of Renew OnDemand and ServiceSource SaaS cloud offerings to decline for the remainder of 2015 due to subscription losses from our initial customers. Subscription fees are accounted for separately from our managed service commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is typically recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of customers. Our top ten customers accounted for 56% and 51% of our net revenue for the nine months ended September 30, 2015 and 2014, respectively.

Effective April 2015, our largest customer reduced the scope of our managed services engagement with us and its subscription of our legacy system. Our opportunity under management reflects this reduction as of December 31, 2014.

The loss of revenue from any of our top customers for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key customers or their acquisition, can cause a significant decrease in our revenue. We experienced a slight decrease in revenue in the three and nine months ended September 30, 2015 due to cancellations and reductions in the number of customer engagements, including some among our top customers, in excess of new customer engagement additions and expansions for the managed services segment. The customer engagement cancellations and reductions in the second half of 2014 were higher than our historical rates, and we have continued to experience the effects of these cancellations and reductions on our revenue in the third quarter of 2015.

Our business is geographically diversified. Through the nine months ended September 30, 2015, 66% of our net revenue was earned in North America and Latin America (“NALA”), 23% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. In addition, our Kuala Lumpur location is also our global sales operations center where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as customer data management and quoting. We do not generate any customer revenue out of Kuala Lumpur, so it is effectively a cost center which contributes to our APJ region.
Cost of Revenue and Gross Profit

Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based solutions, and allocated overhead costs. Compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or opportunity under management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. We currently expect that our cost of revenue will slowly stabilize, but may increase on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under, “-Factors Affecting Our Performance-Implementation Cycle”. We are currently taking measures to reduce the costs to deliver our solutions and support our customer engagements, in order to improve our gross profit. Over the remaining quarter in 2015, we expect to see current cost reduction offset by investments we are making to drive further reductions to our cost to deliver and improved gross profit in 2016. We are also evaluating additional measures to further reduce our costs of revenue as opportunity under management has declined and we now are delivering our SAAS offerings on a more focused criteria than our initial engagements.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and sales commissions for our sales and marketing staff, allocated costs and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between twelve and fourteen months following the execution of the applicable contract. When commissions are paid out upon contract signing and are not contingent on future payments and continued employment, we expense the sales commission upon contract signing. We currently expect sales and marketing expenses to increase for the remainder of 2015, but decrease or remain flat as a percentage of revenue in future years.

Research and Development. Research and development expenses consist primarily of compensation, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products and related applications for revenue analytics. In connection with the development and enhancements of our SaaS cloud applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to decline in 2015.

General and Administrative. General and administrative expenses consist primarily of compensation for our executive, human resources, finance and legal functions, and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses. We expect that our general and administrative expenses will increase for the remainder of 2015, but remain flat or slightly lower as a percentage of revenues in future years as we streamline our operations where possible.

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

Interest expense and other, net

Interest expense. Interest expense consists primarily of interest expense associated with our convertible debt, fees related to our credit facility, capital lease payments, accretion of debt discount; and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. We expect our interest expense to increase slightly in 2015 from accretion of debt discount, amortization of deferred financing costs and contractual interest costs as a result of our August 2013 issuance of $150.0 million aggregate principal amount of convertible notes due August 2018.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of our deferred tax assets, we consider all available evidence, both positive and negative, and place significant emphasis on guidance contained in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net revenue	$59,432	$64,713	$187,242	$197,526
Cost of revenue	42,568	49,218	131,076	145,331
Gross profit	16,864	15,495	56,166	52,195
Operating expenses:
Sales and marketing	10,667	14,343	31,667	47,225
Research and development	3,474	6,402	12,942	19,999
General and administrative	10,912	10,932	33,778	36,053
Restructuring and other	(2)	1,937	3,737	1,937
Goodwill impairment	—	21,000	—	21,000
Total operating expenses	25,051	54,614	82,124	126,214
Loss from operations	(8,187)	(39,119)	(25,958)	(74,019)
Interest expense and other, net	(2,513)	(2,867)	(7,097)	(7,638)
Loss before income taxes	(10,700)	(41,986)	(33,055)	(81,657)
Income tax provision (benefit)	158	(200)	1,380	(39)
Net loss	$(10,858)	$(41,786)	$(34,435)	$(81,618)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$704	$1,034	$2,200	$3,168
Sales and marketing	796	1,497	2,443	4,917
Research and development	322	695	1,314	2,131
General and administrative	1,438	1,848	4,847	5,790
Total stock-based compensation	$3,260	$5,074	$10,804	$16,006

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	72%	76%	70%	74%
Gross profit	28%	24%	30%	26%
Operating expenses:
Sales and marketing	18%	22%	17%	24%
Research and development	6%	10%	7%	10%
General and administrative	18%	17%	18%	18%
Restructuring and other	—%	3%	2%	1%
Goodwill impairment	—%	32%	—%	11%
Total operating expenses	42%	84%	44%	64%
Loss from operations	(14)%	(60)%	(14)%	(38)%

Three months and nine months ended September 30, 2015 and September 30, 2014

Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Net revenue
Managed Services	$53,295	$56,629	$(3,334)	(6)%	$167,532	$173,773	$(6,241)	(4)%
Cloud and Business Intelligence	6,137	8,084	(1,947)	(24)%	19,710	23,753	$(4,043)	(17)%
Total net revenue	$59,432	$64,713	$(5,281)	(8)%	$187,242	$197,526	$(10,284)	(5)%

Net revenue decreased $5.3 million, or 8%, for the third quarter of 2015 compared to the third quarter of 2014. The overall decrease in revenue was due to customer cancellations and reductions in the number of customer engagements in excess of new customer engagement additions from previous quarter. Customer cancellations and reductions in the number of customer engagements in the third quarter of 2015 were lower than previous quarters but continue to be slightly more than new business generated. We expect the effects of prior quarters’ cancellations and reductions on our revenue to continue through the remainder of 2015.

Managed services revenue decreased $3.3 million, or 6%, for the third quarter of 2015 compared to the third quarter of 2014 due to customer cancellations. The customer cancellations and reductions in the number of customer engagements occurred primarily in the second half of 2014 and are expected to continue to impact 2015 revenue.

The $1.9 million, or 24%, decrease in revenue from our Cloud and Business Intelligence (“CBI”) for the third quarter of 2015 compared to the third quarter of 2014, was attributable to a loss of subscription revenue related to the elimination of certain services provided to one of our largest customers.
Net revenue decreased $10.3 million, or 5%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The overall decrease in revenue was due to customer cancellations and reductions in the number of customer engagements in excess of new customer engagement additions in previous quarters and the loss of subscription revenue related to the elimination of certain services provided to one of our largest customers. Customer cancellations and reductions in the number of customer engagements in the in the nine months ended September 30, 2015 were lower than previous quarters but continue to be slightly more than new business generated. We expect the effects of prior quarters’ cancellations and reductions on our revenue to continue through the remainder of 2015.

Managed services revenue decreased $6.2 million, or 4% in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, and was attributable to customer cancellations and reductions in the number of engagements in excess of new customer engagement additions in previous quarters.
The $4.0 million, or 17% decrease in revenue from our CBI in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, was primarily attributable to a loss of subscription revenue related to the elimination of certain services provided to one of our largest customers.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Cost of revenue
Managed Services	$38,594	$43,733	$(5,139)	(12)%	$119,499	$127,629	$(8,130)	(6)%
Cloud and Business Intelligence	3,974	5,485	(1,511)	(28)%	11,577	17,702	(6,125)	(35)%
Total cost of revenue	$42,568	$49,218	$(6,650)	(14)%	$131,076	$145,331	$(14,255)	(10)%

The $5.1 million, or 12%, decrease in our cost of revenue for our managed services business in the third quarter of 2015 compared to the third quarter of 2014 reflects a $5.6 million decrease in compensation expense of managed services as a result of lower headcount, offset by a $1.2 million increase in temporary labor and a $0.7 million decrease in overhead allocations.

The $1.5 million, or 28%, decrease in our cost of revenue for our CBI business in the third quarter of 2015 compared to the third quarter of 2014, reflected a $0.8 million reduction in compensation expense as a result of lower headcount and a $0.7 million decrease in temporary labor and consultants, all driven by lower sales.
The $8.1 million, or 6%, decrease in our cost of revenue for our managed services business in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 reflects a $9.1 million decrease in compensation expense of managed services as a result of lower headcount, offset by a $3.4 million increase in temporary labor, and a $2.7 million decrease in allocated overhead.
The $6.1 million, or 35%, decrease in our cost of revenue for our CBI business in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, reflected a $3.2 million reduction in compensation costs related to lower headcount. Also contributing to the decrease was a $2.2 million reduction in temporary labor and consultant costs, a $1.9 million reduction in information technology spending, a $0.4 million decrease in travel expenses and a $0.2 million decrease in allocated overhead offset by a $1.7 million increase in depreciation expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Gross profit
Managed Services	$14,701	$12,896	$1,805	14%	$48,033	$46,143	$1,890	4%
Cloud and Business Intelligence	2,163	2,599	(436)	(17)%	8,133	6,052	$2,081	34%
Total gross profit	$16,864	$15,495	$1,369	9%	$56,166	$52,195	$3,971	8%

The increase in managed services gross profit in the third quarter of 2015 and the nine months ended September 30, 2015 compared to the third quarter of 2014 and the nine months ended September 30, 2014, respectively was mainly driven by the lower headcount and related personnel costs.

The decrease in CBI gross profit in the third quarter of 2015 compared to the third quarter of 2014 was mainly due to lower annualized contract value growth. Gross profit in the nine months ended September 30, 2015 increased for our CBI business due to continued focus on cost reductions. Also, contributing to the cost reductions were lower cost of professional services and lower support and hosting costs related to our software solutions.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Sales and marketing	$10,667	$14,343	$(3,676)	(26)%	$31,667	$47,225	$(15,558)	(33)%
Research and development	3,474	6,402	(2,928)	(46)%	12,942	19,999	(7,057)	(35)%
General and administrative	10,912	10,932	(20)	—%	33,778	36,053	(2,275)	(6)%
Restructuring and other	(2)	1,937	(1,939)	(100)%	3,737	1,937	1,800	93%
Goodwill impairment	—	21,000	(21,000)	(100)%	—	21,000	(21,000)	(100)%
Total operating expenses	$25,051	$54,614	$(29,563)	(54)%	$82,124	$126,214	$(44,090)	(35)%
Includes stock-based compensation of:
Sales and marketing	$796	$1,497	$(701)		$2,443	$4,917	$(2,474)
Research and development	322	695	(373)		1,314	2,131	(817)
General and administrative	1,438	1,848	(410)		4,847	5,790	(943)
Total stock-based compensation	$2,556	$4,040	$(1,484)		$8,604	$12,838	$(4,234)
Sales and marketing expenses
The $3.7 million, or 26%, decrease in sales and marketing expenses in the third quarter of 2015 compared to the third quarter of 2014 resulted from $1.8 million decrease in compensation expense. Also contributing to the decrease was a $0.8 million decrease in temporary labor and consultant costs, a $0.4 million decrease in marketing programs, a $0.2 million decrease in recruiting fees and a $0.1 million decrease in travel expenses.
The $15.6 million, or 33%, decrease in sales and marketing expenses in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted primarily from decreased compensation of $8.9 million due to lower headcount. The lower headcount period over period is the result of our efforts to rationalize our cost structure. Also contributing to the decrease was a $2.9 million decrease in temporary labor and consultant costs, a $1.1 million decrease in travel expenses, a $1.1 million decrease in marketing programs, a $0.7 million decrease in overhead allocations and a $0.6 million decrease in recruiting fees.
Research and development expenses
The $2.9 million, or 46%, decrease in research and development expense in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a $1.6 million decrease in costs related to a decrease in headcount, a $1.0 million decrease in temporary labor and consulting costs and a $0.2 million decrease in information technology costs and $0.2 million in overhead allocations, all related to efforts to reduce the level of research and development spend starting in the second half of 2014.
The $7.1 million, or 35% decrease in research and development expense in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a $4.3 million decrease in compensation expense, a $2.1 million decrease in temporary labor and consulting costs, a $0.4 million decrease in information technology costs, a $0.1 million decrease in travel expenses and a $0.1 million decrease in recruiting expenses, all related to our efforts to reduce research and development spend starting in the second half of 2014.
Internal-use software development capitalization increased by $1.1 million and $3.1 million for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, primarily due to new development efforts on the Customer Lifecycle products. We expect research and development spending to remain flat for the remainder of 2015 and rise more slowly or at the same pace as revenue growth in future years. We expect to capitalize internal-use software costs in the future and the amount capitalized will depend on the level of new product development.
General and administrative expenses
General and administrative expense in the third quarter of 2015 was flat compared to the third quarter of 2014.

The $2.3 million, or 6%, decrease in general and administrative expense in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 reflected a $1.7 million decrease in compensation expense related to lower headcount and a $4.3 million decrease across the following: temporary labor and professional services, facilities costs, technology spending, travel, recruiting and depreciation, all offset by a $3.7 million reduction in overhead allocations to other departments.
Restructuring and other expenses
The $1.9 million decrease in restructuring and other in the third quarter of 2015 compared to the third quarter of 2014 was related to our recognition of restructuring and other charges beginning in the third quarter of 2014 when we announced an efforts to better align our cost structure with current revenue levels. Those efforts were very limited in the third quarter of 2015.

The increase in restructuring and other expenses in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was related to the recognition of additional employee termination related costs of $3.7 million in 2015. The charge consists primarily of stock compensation expense related to the accelerated vesting of certain equity awards granted to our former interim CFO and CEO, and separation payments.
Goodwill impairment

We have not recorded a goodwill impairment charge in 2015. The goodwill impairment charge recorded in the third quarter of 2014 is related to the outcome of impairment analysis which resulted in a non-cash goodwill impairment charge of $21.0 million relating to our Cloud and Business Intelligence reporting unit. We perform an annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate it is more likely than not that the asset is impaired. Additionally, a further decline in our market capitalization or other event or circumstances may require additional impairment charges to be recorded in future periods remaining goodwill.
Interest expense and other, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Interest expense and other, net	$2,513	$2,867	$(354)	(12)%	$7,097	$7,638	$(541)	(7)%

Interest expense and other, net decreased by $0.4 million, or 12%, in the third quarter of 2015 compared to the third quarter of 2014 was due partially to foreign currency gains in the third quarter of 2015. Interest expense for the third quarter of 2015 as compared to the third quarter of 2014 was slightly higher due to the accretion of debt discount, the amortization of debt issuance costs and interest expense for the convertible notes.
Interest expense and other, net decreased by $0.5 million, or 7%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was partially due to foreign currency gains offset by slightly higher interest expense which was due to slightly higher accretion of debt discount, the amortization of debt issuance costs and interest expense related to our convertible notes.
Income Tax Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Income tax provision (benefit)	$158	$(200)	$358	*	$1,380	$(39)	$1,419	*
*Not meaningful.
For the third quarter of 2015, we recorded income tax expense of $0.2 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions, offset by limited benefits available from losses in Ireland. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.

For the third quarter of 2014, we recorded income tax benefit of $0.2 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. state and foreign jurisdictions, offset by benefits available from foreign losses. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
For the nine months ended September 30, 2015, we recorded a charge to income tax expenses of $1.4 million. This includes the impact of state income tax law changes that were recorded during the second quarter ended June 30, 2015. The remaining portion of our tax expense relates to anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. state and foreign jurisdictions, offset by benefits available from foreign losses. No benefit was provided for losses incurred in the U.S. and Singapore because those losses are offset by a full valuation allowance.
For the nine months ended September 30, 2014, we recorded a $0.1 million to income tax benefit. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions, offset by limited benefits available from losses in Ireland. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
Liquidity and Capital Resources
At September 30, 2015, we had cash, cash equivalents and short-term investments of $210.6 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and U.S. government obligations. At September 30, 2015, we had cash and cash equivalents of $4.5 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and we do not have current plans to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S.
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless converted earlier. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.6 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes were not subject to conversion or repurchase at September 30, 2015 and are classified as a noncurrent liability on our condensed consolidated balance sheet.
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
Share Repurchase Program
In August 2015, the Board authorized a stock repurchase program (“the program”) with a maximum authorization repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $29.3 million at September 30, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
During the three months ended September 30, 2015, the Company repurchased 158,900 shares of its common stock, which were retired upon repurchase, under the program at an average price of $4.10 per share for a total of $0.7 million. All repurchases were made using cash resources.
Credit Facility
The Company’s three-year credit agreement which provided for a secured revolving line of credit based on eligible accounts receivable up to $10.0 million expired on July 5, 2015. There were no borrowings under this facility during 2014 and 2015 and the expiration of this revolving line of credit has no impact on our ability to fund our current business operations.
Letter of Credit and Restricted Cash

In May 2015 the Company commenced a 7-year office lease expiring in November 2022 for a new corporate headquarters in San Francisco, California. In connection with this new lease commitment, the Company was required to issue a $1.2 million letter of credit to the landlord. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in our condensed consolidated balance sheet as of September 30, 2015.
Summary Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$357	$(16,194)
Net cash used in investing activities	(20,964)	(60,381)
Net cash provided by financing activities	3,337	4,326
Net decrease in cash and cash equivalents, net of impact of foreign exchanges on cash	(16,553)	(71,210)
Operating Activities
Net cash provided by operating activities was $0.4 million during the nine months ended September 30, 2015. Net loss during the period was $34.4 million adjusted by non-cash charges of $10.2 million for depreciation and amortization, $6.0 million of amortization of debt discount and issuance costs, $3.5 million of restructuring and other charges, and $10.8 million for stock-based compensation. Cash generated from operations during the nine months ended September 30, 2015 resulted from sequential changes in our working capital including a $12.7 million decrease in accounts receivable, a $0.6 million decrease in accounts payable, a $0.6 million decrease in accrued compensation and benefits, and a $4.0 million decrease in accrued expenses.
Net cash used in operating activities was $16.2 million during the nine months ended September 30, 2014. Net loss during the period was $81.6 million adjusted by non-cash charges of $9.7 million for depreciation and amortization, $16.0 million for stock-based compensation and $21.0 million for goodwill impairment. Cash generated from operations during the nine months ended September 30, 2014 resulted from sequential changes in our working capital including a $14.6 million decrease in net accounts receivable, a $0.8 million decrease in accounts payable and a $0.8 million decrease in accrued compensation and benefits.
Investing Activities
During the nine months ended September 30, 2015 cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities of $11.4 million, property and equipment addition of $8.3 million and $1.2 million increase in restricted cash related to a letter of credit required for our new San Francisco facility lease. Property and equipment additions include $5.1 million of capitalized internal-use software development cost.
During the nine months ended September 30, 2014 cash used in investing activities was principally for the purchases of short-term investments, net of sales and maturities of $20.2 million, acquisition of Scout Analytics of $32.6 million and to a lesser extent for property and equipment purchases of $7.6 million.
Financing Activities
Cash provided by financing activities of $3.3 million in the nine months ended September 30, 2015 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $3.5 million.
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and computer equipment. At September 30, 2015, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Obligations under capital leases	$357	$153	$204	$—	$—
Operating lease obligations	38,664	6,898	18,539	8,473	4,754
Total	$39,021	$7,051	$18,743	$8,473	$4,754
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of September 30, 2015, our liability for unrecognized tax benefits was $0.9 million. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.
In May 2015 the Company commenced a 7-year office lease expiring in November 2022 for a new corporate headquarters in San Francisco, California to occupy 24,394 square feet of space. The table above reflects this new commitment.
In October 2015, the Company signed a 6-year office lease expiring in July 2021, for a new sales center in the Philippines to occupy 46,134 square feet. The total minimum lease payments are estimated to be approximately $7.0 million over the lease term.
Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, debt and marketable securities, goodwill, and income taxes. There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K/A for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 17, 2015.
Recent Accounting Pronouncements

The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2015, as compared with those discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
On July 8, 2015, a single plaintiff filed a putative securities class action lawsuit, Weller v. ServiceSource International, Inc. et al., in the U.S. District Court for the Northern District of California (the “Weller Lawsuit”) against the Company and the Company’s former Chief Executive Officer. The Weller Lawsuit was brought on behalf of purchasers of Company stock during the period January 22, 2014 through May 1, 2014, and alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").   In connection with the mandatory lead plaintiff appointment process under the Private Securities Litigation Reform Act (PSLRA), various law firms issued press releases between July 2015 and September 2015 to search for additional shareholders that would be willing to serve as lead plaintiffs in this lawsuit.  This solicitation period ended on September 29, 2015 and no other shareholders came forward, leaving only the named plaintiff as the sole shareholder seeking to be appointed lead plaintiff.  The court appointed Weller a lead plaintiff on October 21, 2015. At this time, no motion to certify a class has been filed. The Company believes that the claims are meritless, and will vigorously defend itself against such claims.
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

Our revenue is based on a pay-for-performance model under which we are paid a commission based on the service contracts we sell on behalf of our customers. If a particular customer’s products or services fail to appeal to its end customers, our revenue will decline for our work with that customer. In addition, if end customer demand decreases for other reasons, such as negative news regarding our customers or their products, unfavorable economic conditions, shifts in strategy by our customers away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our customers’ service contracts declines. Similarly, if our customers come under economic pressure, they may be more likely to terminate their contracts with us and/or seek to restructure those contracts, and for customers whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms. We have experienced a decline in our opportunity under management from our managed services customers in 2014 as compared to 2013 and 2015. We expect that the opportunity under management reduction in 2014 and 2015 will further impact our results for the remainder of 2015 and into 2016. If we continue to experience such a decline in opportunity under management, our revenue and results of operations will be adversely affected.

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

A substantial portion of our revenue to date has come from a relatively small number of customers. During the twelve months ended December 31, 2014 and the nine months ended September 30, 2015, our top ten customers accounted for 51% and 56% of our revenue, respectively, with one customer representing over 9% of our revenue during each of these periods. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant customers for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key customers or their acquisition as discussed below, may cause a significant decrease in our revenue.

Our restructuring plans may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

Commencing 2014, we implemented restructuring and other cost-reduction plans designed to reduce our overhead and our operating expenses. As we experience changes in our strategy, we will continue to determine whether additional restructuring efforts are required. These restructuring efforts may result in significant restructuring charges that may adversely affect our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans may exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We incurred restructuring and other charges of $3.7 million in the nine months ended September 30, 2015.

We also plan to invest and re-focus our efforts to improve efficiency in our managed services business. These investments and changes will relate to technology, processes, and people. If such changes do not result in the improvements we expect, we could see a decrease in our performance in certain accounts, lower customer satisfaction, and therefore increased customer churn.

Our quarterly results of operations may fluctuate as a result of numerous factors, many of which may be outside of our control.

Our quarterly operating results are likely to fluctuate. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers;

•	our ability to retain existing customers and/or maintain the size of our engagements with those customers;

•	the renewal rates we achieve early in an engagement and the time it takes to achieve the close rates expected for the term of the engagement;

•	our ability to effectively sell and implement our cloud offerings;

•	fluctuations in the value of end customer contracts delivered to us;

•	fluctuations in close rates;

•	changes in our commission rates;

•	seasonality;

•	loss of customers for any reason including due to acquisition;

•	the mix of new customers as compared to existing customers;

•	the length of the sales cycle for our solution, and our level of upfront investments prior to the period we begin generating revenue associated with such investments;

•	the timing of customer payments and payment defaults by customers;

•	the amount and timing of operating costs and capital expenditures related to the operations of our business, including the development of new products or cloud offerings;

•	the rate of expansion, productivity and realignment of our direct sales force;

•	the cost and timing of the introduction of new technologies or new services, including additional investments in our cloud offerings;

•	general economic conditions;

•	technical difficulties or interruptions in delivery of our solution;

•	changes in foreign currency exchange rates;

•	changes in tax rates;

•	regulatory compliance costs, including data privacy;

•	costs associated with acquisitions of companies and technologies;

•	changes in our stock price and the impact of such changes on our convertible notes and related note hedges and warrants;

•	the effects of our stock repurchase program;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the impact of new accounting pronouncements.

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

For the year ended December 31, 2014 and the nine months ended September 30, 2015, approximately 35% and 34% of our revenue, respectively, was generated outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

Our growth strategy includes further expansion into international markets. Our international expansion, including opening new office locations, may require significant additional financial resources and management attention, and could negatively affect our financial condition, cash flows and operating results. In addition, we may be exposed to associated risks and challenges, including:

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

With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by U.S.

companies doing business in Europe from the European Economic Area, or EEA, to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA. In light of the ECJ Ruling, we may be required to engage in efforts to legitimize our transfers of personal data from the EEA to the United States. We may be unsuccessful in establishing legitimate means for us to transfer such personal data from the EEA, and/or we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under EU Directive 95/46/EC and applicable member states’ implementations thereof.

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

We conduct operations throughout the world, including our headquarters in the United States and operations in Ireland, Japan, Malaysia, Singapore and the United Kingdom. Also, we have leased a new facility in the Philippines, which we expect to be operational in early 2016. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, labor issues, terrorism, natural disasters and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our solution or meet our contractual obligations, the cost of our solution, customer satisfaction, our ability to attract or maintain customers, and, ultimately, our profits.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us as discussed in more detail elsewhere in these “Risk Factors”;

•	failure to achieve our revenue or earnings expectations, or those of investors or analysts, such as we experienced for the second quarter of 2014;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	recruitment or departure of key personnel;

•	investors’ general perception of us;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity;

•	the volume of trading in our common stock, including sales upon exercise of outstanding options;

•	sales of shares of our common stock by existing stockholders;

•	effects of our share repurchase programs;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	actual or perceived changes in general economic, industry and market conditions.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, over 29% of our outstanding common stock as of September 30, 2015. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We perform an annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. During the third quarter of 2014 the value of our common stock declined and we experienced slowing revenue growth, which led us to perform an impairment analysis. Based on the outcome of this analysis, we incurred a goodwill impairment charge of $21.0 million during the third quarter of 2014 and subsequently in the fourth quarter of 2014, we incurred an additional goodwill impairment charge of $1.7 million which together eliminated all of the $22.7 million of goodwill in the CBI segment. During the fourth quarter of 2014, we had a change in strategy for part of the CBI segment which resulted in an impairment charge of $2.5 million of certain intangible assets from the Scout Analytics acquisition. If in any future period the Company’s market capitalization declines, this could indicate a potential impairment, and we may be required to record an impairment charge in that period against any remaining goodwill or other long-lived assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about our stock repurchases during the third quarter ended September 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
September 1, 2015 through September 30, 2015(1)	158,900 shares of common stock	$4.10	158,900 shares of common stock	$29.3 million
___________________
(1) In August 2015, the Board authorized a stock repurchase program with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $29.3 million at September 30, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All shares repurchased were retired.
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	November 6, 2015	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(1)	Bylaws of the Company dated March 24, 2011.

10.1+	Employment Agreement dated as of June 8,2015 between the Company and Brian Delaney

10.2+	Employment Agreement dated as of April 20,2015 between the Company and Gregory Hopkins

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the Notes to Condensed Consolidated Financial Statements. **

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