Form 10-K
period 2015-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2016-03-08
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was $332,004,954. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 26, 2016, there were approximately 86,188,899 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These forward looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on behalf of our clients; errors in estimates as to the service revenue we can generate for our clients; our ability to attract new clients and retain existing clients; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our clients’ renewal rates, margins and profitability; our Opportunity Under Management; our ability to increase our revenue and contribution margin over time from new and existing clients, including as a result of sales of our next generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand, ServiceSource Revenue Analytics, ServiceSource Customer Success or our other SaaS offerings; our strategy with respect to our business services and SaaS businesses, cloud technologies and managed services and cost allocation and management efforts; the potential effect of mergers and acquisitions on our client base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity, our leverage consisting of convertible notes and related matters concerning our note hedges and warrants; our stock repurchase program; our competitive position; the effects of competition; industry environment; potential growth opportunities; our expected benefits from the acquisition of Scout Analytics; and our expected benefits from international expansion. Forward-looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Annual Report on Form 10-K titled “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Overview

ServiceSource International, Inc. (NASDAQ: SREV) is the global leader in customer and revenue lifecycle solutions that power enterprise revenue relationships. Based on the science of Revenue Lifecycle Management (RLM), ServiceSource provides some of the world’s leading business to business (B2B) companies with expert, technology-enabled services and solutions that are proven to grow and retain revenue from existing customers, directly or through a channel. With a holistic approach to managing the entire revenue lifecycle (which includes onboarding, client success, quoting, up-sell, cross-sell, warranty services and renewals), ServiceSource solutions help companies drive improved customer adoption, expansion and retention for our B2B clients.

Our solutions are comprised of a unique and precise mix of managed services, a purpose-built RLM technology platform, and best-practice processes developed over more than 15 years of exclusive focus on revenue retention, revenue growth, and client success. With the experience of nearly $8.4 billion in recurring revenue sold in 2015 and global deployments across 40 languages and 150 countries, ServiceSource solutions can uniquely leverage industry and company data, leading-edge technology and best-practices drawn from our significant and in-depth database of renewal benchmarks. By integrating managed services, cloud software and data, we provide our clients with insights into their end customers’ businesses, end-to-end management and optimization of end customer onboarding, adoption, subscription, asset management, and service contract renewal processes whether managed by us directly or through our client’s channel partners.

Our managed services business leverages either a pay-for-performance or a flat-rate model whereby our clients pay us a commission based on renewal sales that we generate on their behalf. Our cloud software technologies are an integral component to our unique RLM technology platform and may be managed by ServiceSource or provided directly to the client. Such cloud technologies include: ServiceSource Revenue Analytics, Renew OnDemand and the ServiceSource Customer Success application, all of which automate and provide data driven insights into these highly valuable but typically manual business processes. This blend of technology capabilities, managed services and best-practice process can drive higher subscription, maintenance and support revenue while improving end customer retention and increasing business predictability.

In 2015 we managed approximately $9.9 billion of Opportunity Under Management for our clients. Opportunity Under Management is a non-GAAP metric that represents our estimate of the value of all end customer service contracts that we had the opportunity to sell on behalf of our clients over a designated period of time. In addition, we processed more than $4.0 billion of contract value through our cloud technologies in 2015 for which we received fees. As of December 31, 2015, we managed approximately 154 engagements across 78 clients. Also in 2015 we sold $8.4 billion of recurring revenue on behalf of our clients, which we refer to as bookings and is a non-GAAP metric. Our total revenue was $252.2 million, $272.2 million and $272.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. For summarized financial information by geographic area, see Note 15 of the Notes to Consolidated Financial Statements.

The scalability of our solution enables us to sell in over 40 languages from six centers around the globe. Our solution is designed to optimize recurring revenue across different revenue models, distribution models, and segments, including hardware, software, Software-as-a-Service (SaaS), industrial systems, information and media, as well as technology-enabled health care and life sciences.

We were formed in Delaware as a limited liability company in 2002 and converted to a Delaware corporation on March 24, 2011. Additional information about us is available on our website at http://www.servicesource.com. The information on our website is not incorporated herein by reference and is not a part of this Form 10-K. We make available free of charge on our corporate website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. From time to time, we may use our website as a channel of distribution of material Company information. Financial and other material information regarding our business is routinely posted on and accessible at http://ir.servicesource.com.

Our Solutions

Our solutions are based on more than 15 years of experience pioneering solutions in the Revenue Lifecycle category and are offered via managed services as well as the cloud. We believe this dual approach is critical to addressing the unique requirements of effective recurring revenue management and customer success.

Our suite of managed services includes customer success, onboarding, activation, enablement and selling services, in which dedicated service teams with specific expertise in our clients’ businesses are deployed under our clients’ brands and follow a sales process tailored specifically to improve end customer retention and increase service contract renewals.

The components of our cloud solution consist of a suite of managed services and cloud technologies, and include ServiceSource Revenue Analytics, Renew OnDemand and ServiceSource Customer Success. The ServiceSource Customer Success application, which was introduced in October 2014, leverages the capabilities of our ServiceSource Revenue Analytics platform. Our cloud technologies increase the visibility and control of recurring revenue streams and customer success data, and are utilized by clients, their channel partners, end customers and our service sales teams.

Managed Services Offerings

ServiceSource leverages deep experience, analytical expertise, high-performance sales teams and unique technology to drive customer success and renewals through our managed services. With our dedicated sales or channel sales teams, who are highly trained in selling the value of renewable products and services, our clients consistently see improved end customer adoption and retention, higher cross-sell and upsell, lower churn rates and, ultimately, greater recurring revenue.

Our managed services leverages our knowledge base across the following critical business processes:

•
Service Performance Analysis. During the Service Performance Analysis (SPA) process, we conduct interviews with our prospective clients, analyze their historical performance and future opportunity, and evaluate their recurring revenue business using a number of metrics. We also use our breadth of experience to benchmark and identify service renewal opportunities, and to calculate our ability to improve our clients' performance based on our performance with similar types of businesses and revenue streams.

•
Business Case, Pricing and Contract Structuring. We utilize our reservoir of data and benchmarks to estimate the critical components of the business case and appropriate pricing model for prospective clients. This intelligence is fundamental to our pay-for-performance business model.

•
Recurring Revenue Performance. Once a partnership is in place with one of our clients, we leverage our data warehouse to enable, measure, analyze, benchmark and optimize the performance of our service sales teams.

•
Client Benchmarking and Continuous Improvement. Our extensive platform and the accumulation of more than 15 years of experience serve as the foundation for benchmarking our clients’ evolving recurring revenue and end customer success performance against industry peers and previous period performance. We generally conduct quarterly business review meetings and annual partnership reviews with our clients to review performance, identify potential weaknesses in their processes and determine opportunities for improvement, and make recommendations that we believe will allow our clients and us to achieve higher levels of performance and efficiencies.

•
Developing and Delivering Applications. Our data warehouse fuels the opportunity data, sales methodologies, metrics, and reporting dashboards that we engineer into our applications. Accordingly, we design our applications to leverage the transactional, analytical and industry data housed in our platform.

For our selling services, we employ service sales personnel that interact directly with end customers to sell service renewals or provide other customer success services that deepen our client's relationship with their end customer. They also provide active sales enablement, support and management of channel partners. Our service sales teams act as an extension of our clients’ brands.

We have developed a set of service delivery best-practices that includes role specialization for selling, enablement, and data service. We believe that role specialization is a key component in driving higher recurring revenue rates. We offer a package of managed services for each of these specialized roles, and our clients can choose to purchase individual solutions or a full pay-for-performance solution. They include renewal selling services, up-sell and cross-sell services, enablement and quoting services, warranty services, customer success services and onboarding services.

Cloud Technologies

We provide a suite of cloud technologies uniquely designed to help companies drive revenue growth and customer success from their existing end customers throughout the Revenue Lifecycle. Our cloud technologies are purpose-built to address the challenges of B2B customer success, account management, and recurring revenue renewals. Our technologies include:

ServiceSource Revenue Analytics

ServiceSource Revenue Analytics is a Revenue Lifecycle management platform that helps subscription based businesses execute cost-effective processes across onboarding and adoption, up-sell and cross-sell, retention and renewals throughout the entire Revenue Lifecycle.  ServiceSource Revenue Analytics, correlates product usage, billing and customer revenue management (CRM) data with success plans to proactively trigger intelligent workflow automations, and helps companies engage the right end customer with the right play at the right time.

Renew OnDemand

Renew OnDemand is a cloud application that helps clients increase recurring revenue and profitability, improve retention and gain unique business insights. Renew OnDemand provides clients with a unified view of their data from diverse sources and leverages a data warehouse of transactional, analytical, and industry information to offer a comparative view of our clients' results against their industry peers.

ServiceSource Customer Success

ServiceSource Customer Success is a best-practices driven customer success management solution, powered by account, user and subscription level predictive analytics, outcomes based success plans, closed loop reporting and revenue advisory services. The solution enables our client to profile a successful end customer journey, deliver actionable insight into end customer health and retention risks, prioritize accounts based on business goals and user behavior, and recommend next best actions for each end customer at every stage of the customer lifecycle. ServiceSource Customer Success ensures that best-practice onboarding, adoption and retention processes are applied.

Our cloud technologies are hosted at third party data centers where we employ rigorous technologies, policies and procedures to protect client and end customer data.

Key benefits of our managed services and cloud solutions include:
Financial Benefits

•
Increased recurring revenue. Our solution is designed to increase recurring revenues for our clients. Each client engagement begins with a SPA, which is an in-depth analysis of current renewal rates. We actively monitor the contract renewal rates we drive on behalf of our clients in each engagement. When we generate higher renewal rates, we not only drive incremental revenue for the associated period, but also have a compounding effect in increasing the base number of contracts eligible for renewal in subsequent periods, which expands the opportunity to generate greater revenue in future periods.

•
Improved retention and customer success. Our solutions drive end customer retention and revenue growth for some of the world’s leading companies, leveraging more than 15 years of expertise to continuously monitor end customer health, engage each end customer with the right play at the right time and reinforce the unique value and benefits of each end customer’s product. The result is reduced end customer churn, increased revenue through up-sell and cross-sell, stronger end customer relationships and higher satisfaction.

•
Increased margin and profitability. We believe that the costs associated with delivering maintenance, support and subscription services by many of our clients can be relatively fixed, and thus growth of these recurring revenue streams can benefit our clients’ profitability. In addition, clients that deploy our solution can avoid infrastructure expenditures and personnel costs that would otherwise be associated with managing renewals internally. As a result, each incremental dollar of recurring revenue generated by our solution can drive greater profitability for our clients.

Operational Benefits

•
Greater business insight and analytics. The analytics engines in our cloud technologies allow us to analyze each client’s renewals and churn rates against similar transactions, identifying areas for improvement and enabling greater insight into their business. All transactions, regardless of outcome, are recorded in our platform. We leverage this platform to provide benchmarking, end customer metrics, sales efficiency data, and insight into successful and unsuccessful renewal efforts. The breadth of our data allows us to provide powerful analysis across regions, industries, channel partners, and product segments.

•
Greater visibility and forecasting tools. Our cloud technologies deliver real-time analytics and visibility into our client’s recurring revenue performance, sales efficiency and forecasts. We measure recurring revenue performance across dozens of key performance indicators and provide real-time data to our clients through a clear and impactful web-based interface. Chief Financial Officers and other executives rely on our applications to assist in forecasting their results and to measure progress against their forecasts on a real-time basis.

•
Global consistency. We are able to maintain a globally consistent customer success and revenue growth selling process for our clients. Our global sales centers operate from a unified platform. Our cloud technologies automate the application of best-practices to recurring revenue renewals and customer success processes, and provide all relevant constituencies with a consistent view of the data. This automation facilitates contract renewals and provides reliable performance management and analytics.

Our Strategy

We intend to continue our industry leadership by delivering solutions to support the challenges faced by our clients in managing their revenue lifecycle. Our strategy to execute this vision is:

•
Expand our client base within existing industry verticals. In the last two years we have expanded our list of target industries. We currently have 78 clients and believe there are over 900 companies in our addressable market.

•
Increase footprint with existing clients to drive greater revenue per client. Our goal is to manage a greater portion of each client’s recurring revenue. We have increasingly taken on the management of more than just one component of a client’s recurring revenue, such as a specific product, market segment or geographic region. Because we baseline our clients’ performance prior to any engagement, we are able to quantify our results for the client, which frequently leads to increased opportunities to expand our Opportunity Under Management for that client, and ultimately generating greater revenue for ourselves.

•
Continue to expand our suite of cloud technologies. We have developed our cloud technologies to increase our client's sales efficiency and automate tasks associated with client success and recurring revenue management. By continuing to invest in our cloud technologies, automation processes, and the innovation of our technology platform, we can uncover new revenue opportunities, lower operating costs, increase the efficiency of our solutions, and enhance our profitability and cash flow.

Customers

We sell our solutions to B2B companies, which we refer to as our clients, within a range of industries such as computer hardware, software, SaaS, telecommunications, healthcare, life sciences, media and industrial systems. In 2015 we managed approximately $9.9 billion of Opportunity Under Management for our clients and sold $8.4 billion of recurring revenue on behalf of our clients. In addition, we processed more than $4.0 billion of contract value through our cloud technologies in 2015 for which we received fees. As of December 31, 2015, we managed approximately 154 engagements across 78 clients.

Our top ten clients accounted for approximately 57%, 51% and 50% of our revenue in 2015, 2014 and 2013, respectively. No single client represented 10% or more of our revenues in 2015. One client represented 12% and 14% of our revenue in 2014 and 2013, respectively.

Sales and Marketing

We sell our solutions through our global sales organization. Our sales representatives are organized by geographic regions: North America and Latin America (NALA), Europe, Middle East and Africa (EMEA) and Asia Pacific-Japan (APJ). We deploy quota-carrying sales and solution design professionals to target specific regions and industry verticals.

We generate client leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target sales, services, customer success, account management, technology and finance executives within the computer hardware, software, SaaS, telecommunications, healthcare, life sciences, media and industrial systems industries. Our marketing teams and programs are organized by geography and industry segment to focus on the unique needs of clients within the specific target markets.

We participate in industry trade shows and host local and regional events around the world to stimulate industry dialog on revenue lifecycle management and to promote our cloud technologies and managed services.

We are actively involved in the Service Executive Industry Board (“SEIB”), an independent industry board we founded to share best-practices and address issues impacting the industry. The board members consist of 24 senior executives, including two of our executives, who manage and grow recurring revenue at leading technology based hardware, software, and health care companies. SEIB meets twice a year to establish industry standards and best-practices for benchmarking and measuring the health of global maintenance, support and recurring revenue and customer satisfaction.

Research and Development

We focus our research and development efforts on enhancing our cloud technologies and managed services as well as creating complementary new capabilities to add to our proprietary solution. Our development strategy is to identify features, business intelligence, applications and other technology elements that are, or are expected to be, needed by sales professionals, customer success and account management professionals, clients, channel partners and end customers to optimize recurring revenue performance and customer success. We are also continuing to invest in the development of our cloud technologies to serve our clients’ needs and enable greater operational efficiencies in our organization.

Our research and development expenses were $16.5 million in 2015, $25.8 million in 2014 and $23.9 million in 2013. In addition, we capitalized certain expenditures related to the development and enhancement of internal-use software in 2015 and 2014. We did not capitalize any expenditures in 2013.

Competition

The market for recurring revenue management is evolving. Historically, technology companies have managed their service renewals through internal personnel and relied upon a variety of technologies including spreadsheets, internally developed software and customized versions of traditional business intelligence tools and end customer relationship management or enterprise resource planning software from vendors such as Oracle Corporation, SAP AG, salesforce.com, inc. and NetSuite, Inc. Some companies have made further investments in this area using firms such as Accenture, Plc. and McKinsey & Company, Inc. for technology consulting and education services focused on service renewals. These internally developed solutions represent the primary alternative to our integrated approach of combining software, managed services and data to provide end-to-end optimized recurring revenue performance.

We believe the principal competitive factors in our markets include the following:

•	recurring revenue and customer success industry expertise, best-practices, and benchmarks;

•	ability to increase recurring revenue and renewal rates;

•	global capabilities;

•	completeness of solution;

•	performance-based pricing of solutions;

•	ability to effectively represent client brands to end customers and channel partners;

•	quality of the business and client insight and its ability to generate revenue and customer success;

•	size of upfront investment; and

•	size and financial stability of operations.

With respect to our cloud technologies, we are seeing competition from companies targeting product usage, renewals and customer success related technologies. Although we believe we compete or compare favorably with respect to many of these factors and currently have few direct competitors that offer integrated solutions at our scale, we expect competition and competitive pressure, from both new and existing competitors, to increase in the future.

Intellectual Property

We rely upon a combination of copyrights, trade secrets and trademarks, in addition to contractual restrictions such as confidentiality agreements, to establish and protect our proprietary rights. We currently have one registered copyright in the United States, nine issued patents in the United States, sixteen pending patent applications in the United States, one pending international patent application, and eight national phase patent applications pending in four foreign patent offices (two applications in each of Europe, Australia, Canada, and Japan). This summary includes patents obtained from our acquisition of Scout Analytics, Inc. We also have registered trademarks for “ServiceSource” in the United States, the European Community, Japan, Singapore and Australia. In addition, we have registered trademarks and pending trademark applications for a number of product names in various jurisdictions.

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

Employees

As of December 31, 2015, we had 2,745 employees. None of our employees is represented by a labor union with respect to their employment with us.

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
Risks Related to Our Business and Industry
Our business and growth depend substantially on clients renewing their agreements with us and expanding their use of our solution for additional available markets. Any decline in our client renewals, termination of ongoing engagements or failure to expand their relationships with us could harm our future operating results.
In order for us to improve our operating results and grow, it is important that our clients renew their agreements with us when the initial contract term expires and that we expand our client relationships to add new market opportunities and the related revenue management opportunity. Our clients may elect not to renew their contracts with us after their initial terms have expired or may elect to otherwise terminate our services, and we cannot assure you that our clients will renew service contracts with us at the same or higher level of service, if at all, or provide us with the opportunity to manage additional revenue management opportunities. Although our renewal rates have been historically higher than those achieved by our clients prior to their using our solution, some clients have still elected not to renew their agreements with us. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solution and results, our pricing, mergers and acquisitions affecting our clients or their end customers, the effects of economic conditions or reductions in our clients’ or their end customers’ spending levels. If our clients do not renew their agreements with us, renew on less favorable terms, terminate their services with us or fail to contract with us for additional Opportunity Under Management, our revenue may decline and our operating results may be adversely affected.
Our revenue will decline if there is a decrease in the overall demand for our clients’ products and services for which we provide service revenue management.
Our revenue is based on a pay-for-performance model under which we are paid a commission based on the service contracts we sell on behalf of our clients. If a particular client’s products or services fail to appeal to its end customers, our revenue will decline for our work with that client. In addition, if end customer demand decreases for other reasons, such as negative news regarding our clients or their products, unfavorable economic conditions, shifts in strategy by our clients away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our clients’ service contracts declines. Similarly, if our clients come under economic pressure, they may be more likely to terminate their contracts with us and/or seek to restructure those contracts, and for clients whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms. We have experienced a decline in our Opportunity Under Management from our managed services clients in 2015 as compared to 2014 and in 2014 as compared to 2013. We expect that the Opportunity Under Management reduction in 2014 and 2015 will continue to impact our results into 2016. If we continue to experience such a decline in Opportunity Under Management, our revenue and results of operations will be adversely affected.

If booking rates fall short of our estimates, our client relationships will be at risk, our revenue will suffer and our ability to grow and achieve broader market acceptance of our solution could be harmed.
Given our pay-for-performance pricing model, our revenue is directly tied to booking rates. Booking rates represent the percentage of the actual Opportunity Under Management delivered that we renew on behalf of our clients. If the booking rate for a particular client is lower than anticipated, then our revenue for that client will also be lower than projected. If booking rates fall short of expectations across a broad range of clients, or if they fall below expectations for a particularly large client, then the impact on our revenue and our overall business will be significant. In the event booking rates are lower than expected for a given client, our margins will suffer because we will have already incurred a certain level of costs in both personnel and infrastructure to support the engagement. This risk is compounded by the fact that many of our client relationships are terminable if we fail to meet certain specified sales targets over a sustained period of time. If actual booking rates fall to a level at which our revenue and client contracts are at risk, then our financial performance will decline and we will be severely compromised in our ability to retain and attract new clients. Increasing our client base and achieving broader market acceptance of our solution depends, to a large extent, on how effectively our solution increases service sales. As a result, poor performance with respect to our booking rates, in addition to causing our revenue, margins and earnings to suffer, will likely damage our client relationships and overall reputation, and prevent us from effectively developing and maintaining awareness of our brand or achieving widespread acceptance of our solution, in which case we could fail to grow our business and our revenue, margins and earnings would suffer.
The loss of one or more of our key clients could slow our revenue growth or cause our revenue to decline.
A substantial portion of our revenue to date has come from a relatively small number of clients. During the twelve months ended December 31, 2015 our top ten clients accounted for 57% of our revenue, with two clients each representing over 9% of our revenue during this period. A relatively small number of clients may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition as discussed below, may cause a significant decrease in our revenue.
Our restructuring plans may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.
Commencing in the second half of 2014, we implemented restructuring and other cost-reduction plans designed to reduce our overhead and our operating expenses. As we experience changes in our strategy, we will continue to determine whether additional restructuring efforts are required. These restructuring efforts may result in significant restructuring charges that may adversely affect our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans may exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We incurred restructuring and other charges of $3.7 million in the twelve months ended December 31, 2015.
We also plan to invest and re-focus our efforts to improve efficiency in our managed services business. These investments and changes will relate to technology, processes, and people. If such changes do not result in the improvements we expect, we could see a decrease in our performance in certain accounts, lower client satisfaction, and therefore increased client churn.
Our quarterly results of operations may fluctuate as a result of numerous factors, many of which may be outside of our control.
Our quarterly operating results are likely to fluctuate. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new clients;

•	our ability to retain existing clients and/or maintain the size of our engagements with those clients;

•	the renewal rates we achieve early in an engagement and the time it takes to achieve the booking rates expected for the term of the engagement;

•	our ability to effectively sell and implement our cloud technologies;

•	fluctuations in the value of end customer contracts delivered to us;

•	fluctuations in booking rates;

•	changes in our commission rates;

•	seasonality;

•	loss of clients for any reason including due to acquisition;

•	the mix of new clients as compared to existing clients;

•	the length of the sales cycle for our solution, and our level of upfront investments prior to the period we begin generating revenue associated with such investments;

•	the timing of client payments and payment defaults by clients;

•	the amount and timing of operating costs and capital expenditures related to the operations of our business, including the development of new products or cloud technologies;

•	the rate of expansion, productivity and realignment of our direct sales force;

•	the occurrence of management and employee turnover;

•	the cost and timing of the introduction of new technologies or new services, including additional investments in our cloud technologies;

•	general economic conditions;

•	technical difficulties or interruptions in delivery of our solution;

•	changes in foreign currency exchange rates;

•	changes in tax rates;

•	regulatory compliance costs, including data privacy;

•	costs associated with acquisitions of companies and technologies;

•	changes in our stock price and the impact of such changes on our convertible notes and related note hedges and warrants;

•	the effects of our stock repurchase program;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the impact of new accounting pronouncements.
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
Our client relationships and overall business will suffer if our cloud technologies do not meet expectations or if we encounter significant problems implementing them for our clients.
Since 2012, we have offered Renew OnDemand, our next-generation service revenue management platform on a subscription basis. We have expanded into other cloud technologies such as ServiceSource Revenue Analytics and ServiceSource Customer Success on the salesforce.com platform. Renew OnDemand and our cloud technologies remains relatively new and we have limited experience selling and/or implementing it for clients, as well as limited experience migrating clients from our traditional platform to Renew OnDemand. Given the complexity and significance of this ongoing transition, including as a result of the amount of client data within our systems that will need to be accessed and migrated, our client relationships, our reputation, and our overall business could be severely damaged if our implementations or migrations are poorly executed. In addition, we expect to incur additional expenses as a result of our 2016 plans to run dual technology platforms as we move toward broad use and adoption of certain cloud and technologies internally while maintaining our existing technology platform. Similarly our business operations and client relationships will be at high risk if our cloud technologies do not meet our performance expectations or those of our clients. This could harm our business in numerous ways including, without limitation, a loss of revenue and client contracts and damage to our reputation.
If we cannot efficiently implement our offering for clients, we may be delayed in generating revenue, fail to generate revenue and/or incur significant costs.
In general, our client engagements are complex and may require lengthy and significant work to implement our offerings. Changes in our go-to-market and technology strategies also will increase costs and create implementation risks for us. We also have limited experience implementing our current cloud technologies in general. As a result, we generally incur sales and marketing expenses related to the commissions owed to our sales representatives and make upfront investments in technology and personnel to support the engagements one to three months before we begin selling end customer contracts. Each client’s situation may be different, and unanticipated difficulties and delays may arise as a result of our failure, or that of our client, to meet respective implementation responsibilities. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs without yet generating revenue, and our relationships with some of our clients may be adversely impacted.
The market for our solution is relatively undeveloped and may not grow.
The market for recurring revenue management is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. In addition, we are still promoting market acceptance of our cloud technologies. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to manage the sales of their support, maintenance and subscription contracts and subscribe for our cloud technologies. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal service revenue organizations or in some cases have built or modified software applications to help manage renewals, and therefore may be reluctant to switch to a solution such as ours. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their sales activities and end customer relations, concerns about end customer reaction, a belief that they can sell their support, maintenance and subscription services more cost-effectively using their internal sales organizations, perceptions about the expenses associated with changing to a new approach and the timing of expenses once they adopt a new approach, general reluctance to adopt any new and different approach to old ways of doing business, or other considerations that may not always be evident. New concerns or considerations may also emerge in the future. Particularly because our market is relatively undeveloped, we must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage the sales of support, maintenance and subscription contracts. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our solution are compelling, then the market for our solution may not develop as we anticipate and our business will not grow.
Delayed or unsuccessful investment in new technology, services and markets may harm our financial results.
We plan to invest significant resources in research and development and general and administrative in order to enhance our managed services offerings and SaaS cloud technologies and other new offerings that will appeal to clients and potential clients. We have undertaken the development of our cloud technologies, including enhancements to our applications to offer improved and more scalable revenue management. In addition, we have continued to develop our cloud technologies to utilize a salesforce.com based platform for our solutions. The development of new products and services entails a number of risks that could adversely affect our business and operating results, including:

•	the risk of diverting the attention of our management and our employees from the day-to-day operations of the business;

•	insufficient revenue to offset increased expenses associated with research, development, operational and marketing activities; and

•	write-offs of the value of such technology investments as a result of unsuccessful implementation or otherwise.
If our cloud technologies or any of our other new or modified technology do not work as intended, are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing and potential clients or related revenue opportunities, in which case our results of operations may suffer. The cost of future development of new revenue management offerings or technologies also could require us to raise additional debt or equity financing. These actions could be dilutive to our stockholders and negatively impact our financial condition or our results of operations.

We have sold subscriptions to our cloud technologies separately from our integrated solution, which may not be successful and could impact revenue from our existing solution.
We currently derive a portion of our revenue from subscriptions to our cloud technologies for a few clients, and we package and price the applications we offer on such applications on a subscription model. We may not be able to fully develop a successful market for our subscription applications. In addition, because we have limited prior experience selling technology subscriptions on a stand-alone basis, we may encounter technical and execution challenges that undermine the quality of the technology offering or cause us to fall short of client expectations. We also have little experience pricing our technology subscriptions separately, which could result in underpricing that damages our profit margins and financial performance. It is also possible that selling a technology solution separately from our integrated solution will result in a reduction in sales of our current offerings that we might otherwise have sold. An unsuccessful expansion of our business to promote a stand-alone subscription model for any of the foregoing reasons or otherwise would lead to a diversion of financial and managerial resources from our existing business and an inability to generate sufficient revenue to offset our investment costs.
The anticipated benefits of our planned integration of separate business units may not materialize, and such integration could adversely affect our business and therefore may be re-evaluated in the future.
Since 2014, we have separately operated our Cloud & Business Intelligence unit and our Managed Services unit, though both units retain the same finance, legal, human resources, and high level executive oversight. The anticipated operating efficiencies and cost savings of separately operating these business units were not fully realized for a variety of reasons. Because of this, we have taken the initial steps to integrate these two lines of business into one in 2016. The planned integration may involve the potential disruption of our operations, diverting management attention from other business operations, failure to obtain anticipated growth rates, a loss of employee morale and productivity, including the effects of employee attrition, and higher than projected costs. If we are unable to effectively integrate our business units our future growth rates and results of operations may be harmed.
Our estimates of Opportunity Under Management and other metrics may prove inaccurate.
We use various estimates in formulating our business plans and analyzing our potential and historical performance, including our estimate of Opportunity Under Management. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate.
Opportunity Under Management is a non-GAAP metric that represents our estimate, over a designated period of time, of the value of all end customer service contracts that we have the opportunity to sell on behalf of our clients. Opportunity Under Management is not a measure of our expected revenue. We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by clients in past periods; the minimum value of end customer contracts that our clients are required to give us the opportunity to sell pursuant to the terms of their contracts with us; periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by clients; the value of end customer contracts included in the SPA; and collaborative discussions with our clients assessing their expectations as to the value of service contracts that they make available to us for sale. While the minimum value of end customer contracts that our clients are required to give us represents a portion of our estimated Opportunity Under Management, a significant portion of the Opportunity Under Management is estimated based on the other factors described above.
When estimating Opportunity Under Management and other similar metrics, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given period to differ from our estimate of Opportunity Under Management. These factors include:

•	the extent to which clients deliver a greater or lesser value of end customer contracts than may be required or otherwise expected;

•	changes in the pricing or terms of service contracts offered by our clients;

•	increases or decreases in the end customer base of our clients;

•	the extent to which the renewal rates we achieve on behalf of a client early in an engagement affect the amount of opportunity that the client makes available to us later in the engagement;

•	client cancellations of their contracts with us due to acquisitions or otherwise; and

•	changes in our clients’ businesses, sales organizations, sales processes or priorities, including changes in executive support for our partnership.
In addition, Opportunity Under Management reflects our estimates over a designated period of time and should not be used to estimate our historical or future opportunity for any particular quarter within that period.
If our security measures are breached or fail, resulting in unauthorized access to client data, our solution may be perceived as insecure, the attractiveness of our solution to current or potential clients may be reduced and we may incur significant liabilities.
Our solution involves the storage and transmission of the proprietary information and protected data that we receive from our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. If our security measures are breached or fail as a result of third-party action, employee negligence, error, malfeasance or otherwise, unauthorized access to client or end customer data may occur. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or implement adequate protective measures. Our security measures may not be effective in preventing these types of activities, and the security measures of our third-party data centers and service providers may not be adequate.
Our client contracts generally provide that we will indemnify our clients for data privacy breaches. If such a breach occurs, we could face contractual damages, damages and fees arising from our indemnification obligations, penalties for violation of applicable laws or regulations, possible lawsuits by affected individuals and significant remediation costs and efforts to prevent future occurrences. Insurance may not be able to cover these costs in full, in particular if the damages are large. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed significantly and we could lose current or potential clients.
We may be liable to our clients or third parties if we make errors in providing our solution or fail to properly safeguard our clients' confidential information.
The solution we offer is complex, and we make errors from time to time. These may include human errors made in the course of managing the sales process for our clients as we interact with their end customers, or errors arising from our technology solution as it interacts with our clients’ systems and the disparate data contained on such systems. Errors may also arise from the launch of and migration of our current technologies to the cloud technologies. The costs incurred in correcting any material errors may be substantial. In addition, as part of our business, we collect, process and analyze confidential information provided by our clients and prospective clients. Although we take significant steps to safeguard the confidentiality of client information, we could be subject to claims that we disclosed their information without appropriate authorization or used their information inappropriately. Any claims based on errors or unauthorized disclosure or use of information could subject us to exposure for damages, significant legal defense costs, adverse publicity and reputational harm, regardless of the merits or eventual outcome of such claims.
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
Privacy and data security are rapidly evolving areas of regulation, and additional regulation in those areas, some of it potentially difficult and costly for us to accommodate, is frequently proposed and occasionally adopted. Laws in many countries and jurisdictions, particularly in the European Union and Canada, govern the requirements related to how we store, transfer or otherwise process the private data provided to us by our clients. In addition, the centralized nature of our information systems at the data and operations centers that we use requires the routine flow of data relating to our clients and their respective end customers across national borders, both with respect to the jurisdictions within which we have operations and the jurisdictions in which we provide services to our clients. If this flow of data becomes subject to new or different restrictions, our ability to serve our clients and their respective end customers could be seriously impaired for an extended period of time.
With regard to data transfers of personal data from our European employees and clients to the United States, we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area, or EEA, to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA. In light of the ECJ Ruling, we may be required to engage in efforts to legitimize our transfers of personal data from the EEA to the United States. On February 2, 2016, European and U.S. authorities announced a political agreement regarding a new framework for transfers of personal data from the EU to the U.S. called the EU-U.S. Privacy Shield. The EU-U.S. Privacy Shield may provide a framework for legitimate transfers of personal data from the EU to the U.S., but the European Commission must take several steps to implement the EU-U.S. Privacy Shield and it is unclear that we will find it appropriate for our purposes or be able to utilize it. We may be unsuccessful in establishing legitimate means for us to transfer personal data from the EEA, and/or we may experience reluctance or refusal by European clients to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our clients may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under EU Directive 95/46/EC and applicable member states’ implementations thereof.
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
The market for revenue management is evolving. Historically, technology companies have managed their renewals through internal personnel and relied upon technology ranging from Excel spreadsheets to internally-developed software to customized versions of traditional business intelligence tools and CRM or ERP software from vendors such as Oracle Corporation, SAP AG, salesforce.com, inc. and NetSuite, Inc. Some companies have made further investments in this area using firms such as Accenture, Plc. and McKinsey & Company, Inc. for technology consulting and education services focused on renewals. These internally-developed solutions represent the primary alternative to our offerings. We also face direct competition from smaller companies that offer specialized revenue management solutions, typically providing technology for use by their end customers’ internal sales personnel. With our acquisition of Scout Analytics in January 2014, we also face competition from other SaaS and enterprise software providers and service providers that offer products and services that analyze recurring revenue management.
We believe the principal competitive factors in our markets include the following:

•	recurring revenue industry expertise, best-practices, and benchmarks;

•	quality and reliability of software offerings, including convenience and efficacy of cloud-based technologies;

•	marketing resources and capabilities;

•	performance-based pricing of solutions;

•	ability to increase recurring revenue, renewal rates, and booking rates;

•	global capabilities;

•	completeness of solution;

•	ability to effectively represent client brands to end customers and channel partners;

•	size of upfront investment; and

•	size and financial stability of operations.
We believe that more competitors will emerge. With respect to our cloud technologies, we are seeing competition from companies targeting product usage, renewals and customer success related offerings. Competitors may have greater name recognition, longer operating histories, well-established relationships with clients in our markets and substantially greater financial, technical, personnel and other resources than we have, and even a potentially broader array of offerings. Potential competitors of any size may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or end customer requirements. Even if our solution is more effective than competing solutions, potential clients might choose new entrants unless we can convince them of the advantages of our integrated solution. We expect competition and competitive pressure, from both new and existing competitors, to increase in the future.
If there is a widespread shift away from business end customers purchasing maintenance and support service contracts, we could be adversely impacted if we are not able to adapt to new trends or expand our target markets.
As a result of our historical concentration in the software and hardware industries, a significant portion of our revenue comes from the sale of maintenance and support service contracts for the software and hardware products used by our clients’ end customers. Although we also sell other types of renewals, such as subscriptions to software-as-a-service offerings, those sales have to date constituted a relatively small portion of our revenue. The emergence of cloud computing and other alternative technology purchasing models, in which technology services are provided on a remote-access basis, may have a significant impact on the size of the market for traditional maintenance and support contracts. If these alternative models continue gaining traction and reduce the size of our traditional market, we will need to continue to adapt our solution to capitalize on these trends or our results of operations will suffer.
Supporting our existing and growing client base could strain our personnel resources and infrastructure, and if we cannot scale our operations and increase productivity, we may be unsuccessful in implementing our business plan.
Anticipated growth in our client base will place a strain on our management, administrative, operational and financial infrastructure. We expect that additional investments in sales personnel, information technology, infrastructure and research and development spending will be required to:

•	further develop and enhance our offerings;

•	address the needs of our clients;

•	scale our operations and increase productivity;

•	develop new technology; and

•	expand our markets and Opportunity Under Management, including into new industry verticals and geographic areas.
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
Consolidation in the technology sector is continuing at a rapid pace, which could harm our business in the event that our clients are acquired and their contracts are cancelled.
Consolidation among technology companies in our target market has been robust in recent years, and this trend poses a risk for us. Acquisitions of our clients could lead to cancellation of our contracts with those end customers by the acquiring companies and could reduce the number of our existing and potential clients. For example, Oracle has acquired a number of our clients in recent years, including our then-largest client, Sun Microsystems, in January 2010. Oracle elected to terminate our service contracts with each client because Oracle conducted its service revenue management internally. If mergers and acquisitions continue, we expect that some of the acquiring companies, and Oracle in particular, will terminate, renegotiate and/or elect not to renew our contracts with the companies they acquire, which would reduce our revenue.

We enter into long-term, commission-based contracts with our clients, and our failure to correctly price these contracts may negatively affect our profitability.
We enter into long-term contracts with our clients that are priced based on multiple factors determined in large part by the SPA we conduct for our clients. These factors include opportunity size, anticipated booking rates and expected commission rates at various levels of sales performance. Some of these factors require forward-looking assumptions that may prove incorrect. If our assumptions are inaccurate, or if we otherwise fail to correctly price our client contracts, particularly those with lengthy contract terms, then our revenue, profitability and overall business operations may suffer. Further, if we fail to anticipate any unexpected increase in our cost of providing services, including the costs for employees, office space or technology, we could be exposed to risks associated with cost overruns related to our required performance under our contracts, which could have a negative effect on our margins and earnings.
Many of our client contracts allow termination for our failure to meet certain performance conditions.
Although most of our client contracts are subject to multi-year terms, these agreements often have termination rights if we fail to meet specified sales targets. During the SPA and contract negotiation phase with a client, we typically negotiate minimum performance levels for the engagement. If we fail to meet our required targets and our clients choose to exercise their termination rights, our revenue could decline. These termination rights may also create instability in our revenue forecasts and other forward-looking financial metrics.
Our business may be harmed if our clients rely upon our service revenue forecasts in their business and actual results are materially different.
The contracts that we enter into with our clients provide for sharing of information with respect to forecasts and plans for the renewal of maintenance, support and subscription agreements of our clients. Our clients may use such forecasted data for a variety of purposes related to their business. Our forecasts are based upon the data our clients provide to us, and are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. In addition, these forecasted expectations are based upon historical trends and data that may not be true in subsequent periods. Any material inaccuracies related to these forecasts could lead to claims on the part of our clients related to the accuracy of the forecasted data we provide to them, or the appropriateness of our methodology. Any liability that we incur or any harm to our brand that we suffer because of inaccuracies in the forecasted data we provide to our clients could impact our ability to retain existing clients and harm our business.
Changing global economic conditions and large scale economic shifts may impact our business.
Our overall performance depends in part on worldwide economic conditions that impact the technology sector and other technology-enabled industries such as healthcare, life sciences and industrial systems. For example, the economic downturn typically results in many businesses deferring technology investments, including purchases of new software, hardware and other equipment, and purchases of additional or supplemental maintenance, support and subscription services. To a certain extent, these businesses also slow the rate of renewals of maintenance, support and subscription services for their existing technology base. Any future downturn could cause business end customers to stop renewing their existing maintenance, support and subscription agreements or contracting for additional maintenance services as they look for ways to further cut expenses, in which case our business could suffer. Various economic uncertainty in the start of 2016, including stock market and commodity pricing volatility, lead to such a downturn that may impact our business.
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
We derive substantially all of our revenue from clients in certain sectors in the technology and technology-enabled healthcare and life sciences industries, and an important part of our strategy is to expand our existing client base and win new clients in these industries. In addition, because of the service revenue opportunities that we believe exist beyond these industries, we intend to target new clients in additional industry vertical markets, such as heavy machinery and manufacturing. In connection with the expansion of our target markets, we may not have familiarity with such additional industry verticals, and our execution of such expansion could face risks where our experience base is less developed within a particular new vertical. We may encounter clients in these previously untapped markets that have different pricing and other business sensitivities than we are used to managing. As a result of these and other factors, our efforts to expand our solution to additional industry vertical markets may not succeed, may divert management resources from our existing operations and may require us to commit significant financial resources to unproven parts of our business, all of which may harm our financial performance.
A substantial portion of our business consists of supporting our clients’ channel partners in the sale of service contracts. If those channel partners become unreceptive to our solution, our business could be harmed.
Many of our clients, including some of our largest clients, sell service contracts through their channel partners and engage our solution to help those channel partners become more effective at selling service contract renewals. These channel partners may have access to some of our cloud technologies in addition to other sales support services we provide. In this context, the ultimate buyers of the service contracts are end customers of those channel partners, who then receive the actual services from our clients. In the event our clients’ channel partners become unreceptive to our involvement in the renewals process, those channel partners could discourage our current or future clients from engaging our solution to support channel sales. This risk is compounded by the fact that large channel partners may have relationships with more than one of our clients or prospects, in which case the negative reaction of one or more of those large channel partners could impact multiple client relationships. Accordingly, with respect to those clients and prospective clients who sell service contracts through channel partners, any significant resistance to our solution by their channel partners could harm our ability to attract or retain clients, which would damage our overall business operations.
We face long sales cycles to secure new client contracts, making it difficult to predict the timing of specific new client relationships.
We face a variable selling cycle to secure new client agreements, typically spanning a number of months and requiring our effort to obtain and analyze our prospect’s business through the SPA, for which we are not paid. We recently have also experienced a lengthening of our sales cycles reflecting the hiring of a number of new sales personnel in the past eighteen months who are new to selling our solution as well as slower decision making by a few end customers as well as other end customers considering renewals of large, multi-year contracts. This has adversely affected the conversion rates of new client contracts. Moreover, even if we succeed in developing a relationship with a potential new client, the scope of the potential subscription or service revenue management engagement frequently changes over the course of the business discussions and, for a variety of reasons, our sales discussions may fail to result in new client acquisitions. Consequently, we have only a limited ability to predict the timing and size of specific new client relationships.
If we fail to balance our expenses with our revenue forecasts or experience significant fluctuations in our business, our results could be harmed and we may need to raise additional capital.
Due to our evolving business model, the uncertain size of our markets and the unpredictability of future general economic and financial market conditions, we expect to continue to require significant capital and may not be able to accurately forecast our revenue and operating needs. We require a significant amount of cash resources to operate our business. We plan our expense levels and investments based on estimates of future sales performance for our clients with respect to their end customers, future revenue and future end customer acquisition. If our assumptions prove incorrect, we may not be able to adjust our spending quickly enough to offset the resulting decline in growth and revenue. Consequently, we expect that our gross margins, operating margins and cash flows may fluctuate significantly on a quarterly basis, and we may need to raise additional capital in order to meet operating and capital expenditure requirements. Any decline in our client renewals or termination of our ongoing engagements may result in higher than anticipated losses in the future and shorten the time before we would need to raise additional capital. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through additional indebtedness, we may be subject to additional contractual restrictions on our business.
Changes to management, including continued turnover of our top executives, or an inability to attract, hire, integrate and retain key personnel and other necessary employees, may harm our business.
Our future success depends on the continued contributions of our executives, each of whom may be difficult to replace. Our future success also depends in part on our ability to attract, hire, integrate and retain qualified service sales personnel, sales representatives and management- level employees to oversee such sales forces in addition to marketing, research and development and general and administrative personnel to support our global operation. Recently, we have experienced increased turnover in key executive positions, including our chief executive officer and chief financial officer. These new executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations or business plans with corresponding changes in how we report our results of operations. We can make no assurances that our new executives will be able to properly manage any such shift in focus or that any changes to our business would ultimately prove successful. The loss of any of our key executives, or our inability to continue to attract, retain and integrate high-quality talent, could harm our business.

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
It can take twelve months or longer before our internal sales representatives are fully trained and productive in selling our solution to prospective clients. This long ramp period presents a number of operational challenges as the cost of recruiting, hiring and carrying new sales representatives cannot be offset by the revenue such new sales representatives produce until after they complete their long ramp periods. Further, given the length of the ramp period, we often cannot determine if a sales representative will succeed until he or she has been employed for a year or more. If we cannot reliably develop our sales representatives to a productive level, or if we lose productive representatives in whom we have heavily invested, our future growth rates and revenue will suffer.
We depend on revenue from sources outside the United States, and our international business operations and expansion plans are subject to risks related to international operations, and may not increase our revenue growth or enhance our business operations.
For the year ended December 31, 2015 approximately 34% of our revenue, was generated outside of the United States. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
A portion of the sales commissions earned from our international clients is paid in foreign currencies. As a result, fluctuations in the value of these foreign currencies may make our solution more expensive or cause resulting fluctuations in cost for international clients, which could harm our business. We currently do not undertake hedging activities to manage these currency fluctuations. In addition, if the effective price of the contracts we sell to end customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for such contracts could fall, which in turn would reduce our revenue.
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
While we have filed patent applications to protect our intellectual property, we cannot assure you that any patents will issue or that any issued patents arising from our applications will provide the protection we seek, or that any future patents issued to us will not be challenged, invalidated or circumvented. Also, we cannot assure you that we will obtain any copyright or trademark registrations from our pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights. We also rely in some circumstances on trade secrets to protect our technology. Trade secrets may lose their value if not properly protected. We endeavor to enter into non-disclosure agreements with our employees, clients, contractors and business partners to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use of our technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary technology. However, trade secret protection does not prevent others from reverse engineering or independently developing similar technologies. In addition, reverse engineering, unauthorized copying or other misappropriation of our trade secrets could enable third parties to benefit from our technology without paying for it.
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
Any party asserting that we infringe its proprietary rights would force us to defend ourselves, and possibly our clients, against the alleged infringement. The technology industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, the risk of such a lawsuit will likely increase as we become larger, the scope of our solution and technology expands and the number of competitors in our market increases. Any such claims or litigation could:

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

•
require us to indemnify our clients as we are required by contract to indemnify some of our clients for certain claims based upon the infringement or alleged infringement of any third party’s intellectual property rights resulting from our clients’ use of our intellectual property.

During the course of any intellectual property litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could harm us. In addition, any uncertainties resulting from the initiation and continuation of any litigation could significantly limit our ability to continue our operations and could harm our relationships with current and prospective clients. Any of the foregoing could disrupt our business and have a material adverse effect on our operating results and financial condition.
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

Various risks could affect our worldwide operations, including numerous events outside of our control, exposing us to significant costs that could adversely affect our operations and client confidence.
We conduct operations throughout the world, including our headquarters in the United States and operations in Ireland, Japan, Malaysia, Singapore and the United Kingdom. Also, we have leased new facilities in the Philippines, which we expect to be operational in early 2016 and in Bulgaria, which we expect to be fully operational in mid-2016. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, labor issues, terrorism, natural disasters and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our solution or meet our contractual obligations, the cost of our solution, client satisfaction, our ability to attract or maintain clients, and, ultimately, our profits.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our solution to our clients, and could decrease demand for our solution. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located near major seismic faults in the San Francisco Bay Area. Because we may not have insurance coverage that would cover quake-related losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.
Terrorist attacks and other acts of violence or war may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles.
The technology we currently use may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.
The technology we currently use, which includes our cloud technologies, may contain or develop unexpected defects or errors. There can be no assurance that performance problems or defects in our technology will not arise in the future. Errors may result from receipt, entry or interpretation of client or end customer information or from the interface of our technology with legacy systems and data that are outside of our control. Despite testing, defects or errors may arise in our solution. Any defects and errors that we discover in our technology and any failure by us to identify and effectively address them could result in loss of revenue or market share, liability to clients or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation, and increased costs. Defects or errors in our technology may discourage existing or potential clients from contracting with us. Correction of defects or errors could prove impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.
Disruptions in service or damage to the data center that hosts our data and our locations could adversely affect our business.
Our operations depend on our ability to maintain and protect our data servers and cloud applications, which are located in data centers operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third-party data centers. In addition, our information technologies and systems, as well as our data center, are vulnerable to damage or interruption from various causes, including natural disasters, war and acts of terrorism and power losses, computer systems failures, Internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. Although we conduct business continuity planning and maintain certain insurance for certain events, the situations for which we plan, and the amount of insurance coverage we maintain, may prove inadequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in the delivery of the solutions we offer to our clients. Any of these events could impair or prohibit our ability to provide our solution, reduce the attractiveness of our solution to current or potential clients and adversely impact our financial condition and results of operations.
In addition, despite the implementation of security measures, our infrastructure, data centers, operations and other centers or systems that we interface with, including the Internet and related systems, may be vulnerable to physical intrusions, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties.

We are dependent on the continued participation and level of service of our third-party platform provider. Any failure or disruption in this service could materially and adversely affect our ability to manage our business effectively.

We rely on salesforce.com to provide the platform supporting many of our cloud technologies and Amazon Web Services (AWS) to support a significant portion of our data storage. If salesforce.com or AWS stops supporting our technologies or if they fail to provide a platform that consistently and adequately supports our solution, including as a result of errors or failures in their systems or events beyond their control, or refuse to provide this platform on terms acceptable to us or at all and we are not able to find suitable alternatives, our business may be materially and adversely affected.
Any failure or interruptions in the Internet infrastructure, bandwidth providers, data center providers, other third parties or our own systems for providing our solution to clients, and changes in the terms and conditions of third-party platform providers, could negatively impact our business.
Our ability to deliver our solution is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. Such services include maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telecommunications systems that connect our global operations. As we plan to transition to a salesforce.com based platform for certain portions of our solutions, we will rely on salesforce.com to make application programming interfaces publicly available in order to enable client integrations with our platform. In addition, any deterioration in our relationship with salesforce.com could adversely affect our operating results.
While our solution is designed to operate without interruption, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our solution. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with our clients.
Additional government regulations may reduce the size of the market for our solution, harm demand for our solution and increase our costs of doing business.
Any changes in government regulations that impact our clients or their end customers could have a harmful effect on our business by reducing the size of our addressable market or otherwise increasing our costs. For example, with respect to our technology-enabled healthcare and life sciences clients, any change in U.S. Food and Drug Administration or foreign equivalent regulation of, or denial, withholding or withdrawal of approval of, our clients’ products could lead to a lack of demand for service revenue management with respect to such products. Other changes in government regulations, in areas such as privacy, export compliance or anti-bribery statutes, such as the U.S. Foreign Corrupt Practices Act, could require us to implement changes in our services or operations that increase our cost of doing business and thereby hurt our financial performance.
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
We may lose sales or incur significant costs should various tax jurisdictions impose taxes on either a broader range of services or services that we have performed in the past. We may be subject to audits of the taxing authorities in the jurisdictions where we do business that would require us to incur costs in responding to such audits. Imposition of such taxes on our services could result in substantial unplanned costs, would effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.
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
As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in companies, services and technologies that we believe to be complementary. Acquisitions and investments involve numerous risks, including:

•	difficulties in identifying and acquiring technologies or businesses that will help our business;

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	the risk of entering new markets in which we have little to no experience;

•	risks related to the assumption of known and unknown liabilities;

•	potential litigation by third parties, such as claims related to intellectual property or other assets acquired or liabilities assumed;

•	the risk of write-offs of goodwill and other intangible assets;

•	delays in client engagements due to uncertainty and the inability to maintain relationships with clients of the acquired businesses;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	incurrence of acquisition-related costs;

•	harm to our existing business relationships with business partners and clients as a result of the acquisition;

•	the key personnel of the acquired entity or business may decide not to work for us or may not perform according to our expectations; and

•	use of substantial portions of our available cash or dilutive issuances of equity securities or the incurrence of debt to consummate the acquisition.
We may record impairment charges related to our acquisitions or strategic investments, such as the $25.1 million goodwill and other intangible asset impairment we recorded in 2014 that was, in part, related to our acquisition of Scout Analytics. In assessing goodwill for impairment, we make significant estimates and assumptions, including estimates and assumptions about market penetration, anticipated growth rates and risk-adjusted discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and industry data. The estimates and assumptions used by management have a high degree of subjectivity and require significant judgment on the part of management. Changes in estimates and assumptions in the context of our impairment testing may have a material impact on us. Any losses or impairment charges that we incur related to acquisitions or strategic investments may have a negative impact on our financial results, and we may continue to incur new or additional losses related to acquisitions or strategic investments that we have not fully impaired or exited.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us as discussed in more detail elsewhere in these “Risk Factors”;

•	failure to achieve our revenue or earnings expectations, or those of investors or analysts, such as we experienced for the second quarter of 2014;

•	actual or perceived changes in general economic, industry and market conditions, especially the technology industry;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	recruitment or departure of key personnel;

•	investors’ general perception of us;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity;

•	the volume of trading in our common stock, including sales upon exercise of outstanding options;

•	sales of shares of our common stock by existing stockholders;

•	effects of our share repurchase programs;

•	regulatory developments in our target markets affecting us, our clients or our competitors; and

•	terrorist attacks or natural disasters or other such events impacting countries where we or our clients have operations.
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
Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 30% of our outstanding common stock as of December 31, 2015. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
We have incurred and may in the future incur impairments to goodwill, long-lived assets or strategic investments.
We perform an annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. During 2014 the value of our common stock declined and we experienced slowing revenue growth, which led us to perform an impairment analysis. Based on the outcome of this analysis, we incurred a goodwill impairment charge of $22.7 million which eliminated all of the carrying value of goodwill in the Cloud and Business Intelligence (CBI) segment. During 2014, we had a change in strategy for part of the CBI segment which resulted in an impairment charge of $2.5 million of certain intangible assets from the Scout Analytics acquisition. If in any future period the Company’s market capitalization declines, this could indicate a potential impairment, and we may be required to record an impairment charge in that period against any remaining goodwill or other long-lived assets.
Also, in 2013, we made a $4.5 million equity investment in an early stage private company. We carry this investment on a cost basis and periodically evaluate the carrying value to determine if the investment is impaired. To date we have concluded that our investment in this private company is not impaired. However, the evaluation of whether or not there is an impairment in the carrying value is judgmental and is based on a number of subjective factors including the private company's financial performance, the terms and conditions of financing arrangements and the private company's liquidity situation. There may be a time when our evaluation will indicate an impairment exists in the value of the investment and we will record an impairment charge to adjust the cost basis of the investment to its recoverable amount. This potential charge could be material to our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters are located in San Francisco, California. We also have six globally distributed sales centers. We have two sales centers in North America located in Denver and Nashville. We have additional international sales centers in Dublin, Ireland; Liverpool, United Kingdom; Singapore and Yokohama, Japan. We also have service delivery centers in Kuala Lumpur, Malaysia; Manila, Philippines and Sofia, Bulgaria. We use these centers to centralize key contract renewal processes that do not require regional expertise, such as client data management and quoting. We do not own any real estate. All of our office space is occupied under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.
In May 2015, the Company commenced a 7-year office lease expiring in November 2022, for a new corporate headquarters in San Francisco, California to occupy 24,394 square feet. The total minimum lease payments are estimated to be approximately $13.3 million over the lease term.
In October 2015, the Company signed a 6-year office lease expiring in July 2021, for a new service delivery center in Manila, Philippines to occupy 46,134 square feet. The total minimum lease payments are estimated to be approximately $7.0 million over the lease term.
In December 2015, the Company signed a 5-year office lease expiring in February 2021, for a new service delivery center in Sofia, Bulgaria to occupy 22,104 square feet. The total minimum lease payments are estimated to be approximately $1.8 million over the lease term.

Location	Square Footage Leased	Region	Principal Use
San Francisco	24,394	NALA	Headquarters
Denver	71,319	NALA	Sales Center
Nashville	120,685	NALA	Sales Center
Issaquah	15,572	NALA	R&D Center
Singapore	17,086	APJ	International Sales Center
Kuala Lumpur	70,782	APJ	Service Delivery Center
Yokohama	8,977	APJ	International Sales Center
Manila	46,134	APJ	Service Delivery Center
Dublin	37,923	EMEA	International Sales Center
Liverpool	22,500	EMEA	International Sales Center
Sofia	22,104	EMEA	Service Delivery Center

ITEM 3.	LEGAL PROCEEDINGS
On July 8, 2015, a single plaintiff filed a putative securities class action lawsuit, Weller v. ServiceSource International, Inc. et al., in the U.S. District Court for the Northern District of California (the “Weller Lawsuit”) against the Company and the Company’s former Chief Executive Officer. The Weller Lawsuit was brought on behalf of purchasers of Company stock during the period January 22, 2014 through May 1, 2014, and alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act.   In connection with the mandatory lead plaintiff appointment process under the Private Securities Litigation Reform Act (PSLRA), various law firms issued press releases between July 2015 and September 2015 to search for additional shareholders that would be willing to serve as lead plaintiffs in this lawsuit.  This solicitation period ended on September 29, 2015 and no other shareholders came forward, leaving only the named plaintiff as the sole shareholder seeking to be appointed lead plaintiff.  The court appointed Weller a lead plaintiff on October 21, 2015. At this time, no motion to certify a class has been filed. The Company believes that the claims are meritless, and will vigorously defend itself against such claims.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The NASDAQ Global Market under the symbol “SREV” since it began trading on March 25, 2011. Our initial public offering was priced at $10.00 per share on March 24, 2011. The following table sets forth, for the time period indicated, the high and low prices of our common stock as reported on The NASDAQ Global Market.

	2015
	High	Low
First Quarter	$4.70	$3.05
Second Quarter	$5.55	$3.00
Third Quarter	$6.15	$3.95
Fourth Quarter	$5.75	$3.93

	2014
	High	Low
First Quarter	$9.63	$6.97
Second Quarter	$8.98	$3.95
Third Quarter	$5.91	$3.16
Fourth Quarter	$4.89	$2.81
Holders
As of February 26, 2016, there were 80 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or incorporated by reference into any filing of ServiceSource under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from March 25, 2011(the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2015, of the cumulative total return for (1) our common stock, (2) the Morgan Stanley Technology Index, and (3) the NASDAQ Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Morgan Stanley Technology Index assume reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

	ServiceSource	Morgan Stanley Technology Index	NASDAQ Composite Index
3/25/2011	100.00	100.00	100.00
12/30/2011	128.82	86.91	93.67
12/31/2012	48.03	101.22	108.57
12/31/2013	68.80	133.39	150.18
12/31/2014	38.42	149.78	172.66
12/31/2015	37.85	159.91	182.55
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table includes information about our stock repurchases during the year ended December 31, 2015:

Period (1)	Total number of shares of common stock purchased as part of publicly announced plans (in thousands)	Weighted-average price per share	Total price paid for shares (includes commissions) (in thousands)
For the three months ended September 30, 2015	159	4.12	$655
For the three months ended December 31, 2015	136	4.09	557
Total for the year ended December 31, 2015	295		$1,212
___________________
(1) In August 2015, the Board authorized a stock repurchase program with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $28.8 million at December 31, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act, as amended. All shares repurchased were made using currently available cash resources and the reacquired shares were retired upon repurchase.
Securities Authorized for Issuance Under Equity Compensation Plans
        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our 2016 Annual Meeting of Stockholders.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)

Net revenue	$252,203	$272,180	$272,482	$243,703	$205,501
Cost of revenue (1)	171,369	194,009	162,449	136,321	113,406
Gross profit	80,834	78,171	110,033	107,382	92,095
Operating expenses:
Sales and marketing (1)	44,086	59,988	58,826	56,925	48,520
Research and development (1)	16,480	25,802	23,855	19,255	13,073
General and administrative (1)	46,299	47,808	44,913	41,135	33,647
Restructuring and other (1)	3,662	3,314	—	—	—
Goodwill and other intangibles impairments	—	25,108	—	—	—
Total operating expenses	110,527	162,020	127,594	117,315	95,240
Income (loss) from operations	(29,693)	(83,849)	(17,561)	(9,933)	(3,145)
Interest expense and other, net	(9,316)	(11,008)	(4,420)	(774)	(1,127)
Loss before income taxes	(39,009)	(94,857)	(21,981)	(10,707)	(4,272)
Income tax provision (benefit)	1,404	302	871	32,107	(19,383)
Net income (loss)	$(40,413)	$(95,159)	$(22,852)	$(42,814)	$15,111
Net income (loss) per common share:
Basic	$(0.47)	$(1.15)	$(0.29)	$(0.58)	$0.23
Diluted	$(0.47)	$(1.15)	$(0.29)	$(0.58)	$0.21

Weighted-average shares used in computing net income (loss) per common share:
Basic	85,417	82,872	78,408	74,270	66,656
Diluted	85,417	82,872	78,408	74,270	73,585

(1)	Reported amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$2,666	$3,995	$3,303	$2,780	$1,877
Sales and marketing	3,393	6,193	9,831	8,146	4,456
Research and development	1,299	2,800	2,414	1,880	1,167
General and administrative	6,029	7,911	8,072	8,077	4,099
Restructuring and other	2,579	—	—	—	—
Total stock-based compensation	15,966	20,899	23,620	20,883	11,599

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$208,712	$215,382	$275,133	$109,442	$108,865
Working capital	236,431	249,590	315.815	149,431	134,796
Total assets	319,605	339,846	399,946	224,472	238,961
Obligations under capital leases, current and non-current	317	521	657	964	1,664
Convertible notes, net	128,092	120,730	113,915	—	—
Total stockholders' equity	150,094	171,288	240,697	186,927	197,016

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
ServiceSource International, Inc. (NASDAQ: SREV) is the global leader in customer and revenue lifecycle solutions that power enterprise revenue relationships. Based on the science of Revenue Lifecycle Management (RLM), ServiceSource provides some of the world’s leading business to business (B2B) companies with expert, technology-enabled services and solutions that are proven to grow and retain revenue from existing customers, directly or through a channel. With a holistic approach to managing the entire revenue lifecycle (which includes onboarding, client success, quoting, up-sell, cross-sell, warranty services and renewals), ServiceSource solutions help companies drive improved customer adoption, expansion and retention for our B2B clients.

Our solutions are comprised of a unique and precise mix of managed services, a purpose-built RLM technology platform, and best-practice processes developed over more than 15 years of exclusive focus on revenue retention, revenue growth, and client success. With the experience of nearly $8.4 billion in recurring revenue sold in 2015 and global deployments across 40 languages and 150 countries, ServiceSource solutions can uniquely leverage industry and company data, leading-edge technology and best-practices drawn from our significant and in-depth database of renewal benchmarks. By integrating managed services, cloud software and data, we provide our clients with insights into their end customers’ businesses, end-to-end management and optimization of end customer onboarding, adoption, subscription, asset management, and service contract renewal processes whether managed by us directly or through our client’s channel partners.

Our managed services business leverages either a pay-for-performance or a flat-rate model whereby our clients pay us a commission based on renewal sales that we generate on their behalf. Our cloud software technologies are an integral component to our unique RLM technology platform and may be managed by ServiceSource or provided directly to the client. Such cloud technologies include: ServiceSource Revenue Analytics, Renew OnDemand and the ServiceSource Customer Success application, all of which automate and provide data driven insights into these highly valuable but typically manual business processes. This blend of technology capabilities, managed services and best-practice process can drive higher subscription, maintenance and support revenue while improving end customer retention and increasing business predictability.
The scalability of our solution enables us to sell in over 40 languages from six centers around the globe. Our solution is designed to optimize recurring revenue across different revenue models, distribution models, and segments, including hardware, software, Software-as-a-Service (SaaS), industrial systems, information and media, as well as technology-enabled health care and life sciences.
Key Business Metrics
In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under, “Basis of Presentation.” These key metrics include Opportunity Under Management and number of engagements, both of which are non-GAAP metrics.
Opportunity Under Management. For the year ended December 31, 2015, our Opportunity Under Management in our managed services business was approximately $9.9 billion. Opportunity Under Management is a non-GAAP metric that represents our estimate of the value of all end customer service contracts that we have the opportunity to sell on behalf of our clients over a designated period of time. In addition, we processed more than $4.0 billion of contract value through our cloud technologies in 2015 for which we received fees. Opportunity Under Management is not a measure of our expected revenue. Opportunity Under Management reflects our estimate over a designated period of time and should not be used as an estimate of our opportunity for any particular quarter within that period. Also, the value of end customer contracts actually delivered during a twelve-month period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our clients and their end customers. We estimated the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by our clients in past periods, the minimum value of end customer contracts that our clients are required to give us the opportunity to sell pursuant to the terms of our contracts with them, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by our clients, the value of end customer contracts included in the Service Performance Analysis (SPA) and collaborative discussions with our clients assessing their expectations as to the value of service contracts that they make available to us for sale. While the minimum value of end customer contracts that our clients are required to give us represented a portion of our estimated Opportunity Under Management, a significant portion of the Opportunity Under Management is estimated based on the other factors described above. As our experience with our business, our clients and their contracts has grown, we have continually refined the process, improved the assumptions and expanded the data related to our calculation of the Opportunity Under Management. When estimating Opportunity Under Management, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given period to differ from our estimate of Opportunity Under Management. These factors include:
•the extent to which clients deliver a greater or lesser value of end customer contracts than may be required or
•otherwise expected;
•changes in the pricing or terms of service contracts offered by our clients;
•increases or decreases in the end customer base of our clients;
•the extent to which the renewal rates we achieve on behalf of a client early in an engagement affect the amount of opportunity that the client makes available to us later in the engagement;
•client cancellations of their contracts with us; and
•changes in our clients’ businesses, sales organizations, management, sales processes or priorities.
Our managed services revenue also depends on our booking rate and commissions. Our bookings is the total amount of Opportunity Under Management that we renew on behalf of our clients. Our commission rate is an agreed-upon percentage of the renewal value of end customer contracts that we sell on behalf of our clients.
Our booking rate is impacted principally by our ability to successfully sell service contracts on behalf of our clients. Other factors impacting our booking rate include: the manner in which our clients price their service contracts for sale to their end customers; the stage of life-cycle associated with the products and underlying technologies covered by the service contracts offered to the end customer; the extent to which our clients or their competitors introduce new products or underlying technologies; the nature, size and age of the service contracts; and the extent to which we have managed the renewals process for similar products and underlying technologies in the past.
In determining commission rates for an individual engagement, various factors, including our booking rate, as described above, are evaluated. These factors include: historical, industry specific and client specific renewal rates for similar service contracts; the magnitude of the Opportunity Under Management in a particular engagement; the number of end customers associated with these opportunities; and the opportunity to receive additional performance commissions when we exceed certain renewal levels. We endeavor to set our commission rates at levels commensurate with these factors and other factors that may be relevant to a particular engagement. Accordingly, our commission rates vary, often significantly, from engagement to engagement. In addition, we sometimes agree to lower commission rates for engagements with significant Opportunity Under Management.
In 2014 and 2015, we experienced a decline in Opportunity Under Management for our managed services business due to a number of contractions and non-renewals by some of our clients. We expect the reduction in Opportunity Under Management experienced in 2014 and 2015 will continue to impact our revenues into 2016 until we can replace this decline in Opportunity Under Management.

Number of Engagements. We track the number of engagements we have with our clients. We often have multiple engagements with a single client, particularly where we manage the sales of service renewals relating to different product lines, technologies, types of contracts or geographies for the client. When the set of renewals we manage on behalf of a client is associated with a separate client contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a service sales team to manage the renewals, we designate the set of renewals and associated revenues and costs as a unique engagement. For example, we may have one engagement consisting of a service sales team selling maintenance contract renewals of a particular product for a client in the United States and another engagement consisting of a sales team selling warranty contract renewals of a different product for the same client in Europe. These would count as two engagements. We had approximately 154, 191 and 150 engagements as of December 31, 2015, 2014 and 2013 respectively.
Factors Affecting our Performance
Sales Cycle. We sell our integrated solution through our sales organization. At the beginning of the sales process, our quota-carrying sales representatives contact prospective clients and educate them about our offerings. Educating prospective clients about the benefits of our solution can take time, as many of these prospects have not historically relied upon integrated solutions like ours for service revenue management, nor have they typically put out a formal request for proposal or otherwise made a decision to focus on this area. As part of our sales process, we utilize our solutions design team to perform a SPA of our prospect’s service revenue. The SPA includes an analysis of best-practices and benchmarks the prospect’s service revenue against industry peers. Through the SPA process, which typically takes several weeks, we are able to assess the characteristics and size of the prospect’s service revenue, identify potential areas of performance improvement, and formulate our proposal for managing the prospect’s service revenue. The length of our sales cycle for a new client, inclusive of the SPA process and measured from our first formal discussion with the client until execution of a new client contract, is typically longer than six months and has increased in recent periods.
We generally contract with new clients to manage a specified portion of their service revenue opportunity, such as the opportunity associated with a particular product line or technology, contract type or geography. We negotiate the engagement specific terms of our client contracts, including commission rates, based on the output of the SPA, including the areas identified for improvement. Once we demonstrate success to a client with respect to the opportunity under contract, we seek to expand the scope of our engagement to include other opportunities with the client. For some clients, we manage all or substantially all of their service contract renewals.
For cloud technologies, the SPA may be more limited and focused on the benefits of the respective technology and therefore may take less time.
Implementation Cycle. After entering into an engagement with a new client, and to a lesser extent after adding an engagement with an existing client, we incur sales and marketing expenses related to the commissions owed to our sales personnel. These commissions are based on the estimated total contract value, with a material portion of the commission expensed upfront and the remaining portion expensed ratably over a period of twelve to fourteen months. We also make upfront investments in technology and personnel to support the engagement. These expenses are typically incurred one to three months before we begin generating sales and recognizing revenue. Accordingly, in a given quarter, an increase in new clients, and, to a lesser extent, an increase in engagements with existing clients, or a significant increase in the contract value associated with such new clients and engagements, will negatively impact our gross margin and operating margins until we begin to achieve anticipated sales levels associated with the new engagements, which is typically two to three quarters after we begin selling contracts on behalf of our clients.
Although we expect new client engagements to contribute to our operating profitability over time, in the initial periods of a client relationship, the near term impact on our profitability can be negatively impacted by slower-than anticipated growth in revenues for these engagements as well as the impact of the upfront costs we incur, the lower initial level of associated service sales team productivity and lack of mature data and technology integration with the client. As a result, an increase in the mix of new clients as a percentage of total clients may initially have a negative impact on our operating results. Similarly, a decline in the ratio of new clients to total clients may positively impact our near-term operating results.
Contract Terms. Substantially all of our managed services revenue comes from our pay-for-performance model. Under our pay-for-performance model, we earn commissions based on the value of service contracts we sell on behalf of our clients. In some cases, we earn additional performance-based commissions for exceeding pre-determined service renewal targets.
Our new client contracts typically have an initial term between two and four years. Our contracts generally require our clients to deliver a minimum value of qualifying service revenue contracts for us to renew on their behalf during a specified period. To the extent that our clients do not meet their minimum contractual commitments over a specified period, they may be subject to fees for the shortfall. Our client contracts are cancelable on relatively short notice, subject in most cases to the payment of an early termination fee by the client. The amount of this fee is based on the length of the remaining term and value of the contract.
We invoice our clients on a monthly basis based on commissions we earn during the prior month, and with respect to performance-based commissions, on a quarterly basis based on our overall performance during the prior quarter. Revenue is recognized in the period in which our services are performed or, in the case of performance commissions, when the performance condition is achieved. Because the invoicing for our services generally coincides with or immediately follows the sale of service contracts on behalf of our clients, we do not generate or report a significant deferred revenue balance. However, the combination of factors such as, but not limited to, minimum contractual commitments, the performance improvement potential identified by our SPA process, our success in generating improved renewal rates for our clients, and our clients’ historical renewal rates, for example, help to provide us with revenue visibility, but may all affect our performance favorably or unfavorably.
M&A Activity. Our clients, particularly those in the technology sector, participate in an active environment for mergers and acquisitions. Large technology companies have maintained active acquisition programs to increase the breadth and depth of their product and service offerings and small and mid-sized companies have combined to better compete with large technology companies. A number of our clients have merged, purchased other companies or been acquired by other companies. We expect merger and acquisition activity to continue to occur in the future.
The impact of these transactions on our business can vary. Acquisitions of other companies by our clients can provide us with the opportunity to pursue additional business to the extent the acquired company is not already one of our clients. Similarly, when a client is acquired, we may be able to use our relationship with the acquired company to build a relationship with the acquirer. In some cases we have been able to maintain our relationship with an acquired client even where the acquiring company handles its other service contract renewals through internal resources. In other cases, however, acquirers have elected to terminate or not renew our contract with the acquired company.
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
However, an improving economy may also cause companies to purchase new hardware, software and other technology products, which we generally do not sell on behalf of our clients, instead of purchasing maintenance, support and subscription services for existing products. To the extent this occurs, it would have a negative impact on our opportunities in the near term that would partially offset the benefits of an improving economy.
We believe the current uncertainty in the economy, combined with shifting market forces toward subscription-based models, is impacting a number of our clients and prospective clients, particularly in the traditional enterprise software and hardware segments. These forces have placed pressure on end customer demand for their renewal contracts and also have led to some slower decision making in general. This economic and industry environment has adversely affected the conversion rates for end customers and contracts. To the extent these conditions continue they will impact our future revenues.
In addition to the uncertainty in the macroeconomic environment, we experience a seasonal variance in our revenue typically for the third quarter of the year as a result of lower or flat renewal volume corresponding to the timing of our clients’ product sales particularly in the international regions. The impact of this seasonal fluctuation can be amplified if the economy as a whole is experiencing disruption or uncertainty, leading to deferral of some renewal decisions. As we increase our subscription revenue base, this seasonality will become less apparent. However, for at least the foreseeable future, we would expect this pattern to continue.
Establishment of “Software-as-a-Service” Business unit. Within the software industry, there is a growing trend toward providing software to clients using a SaaS model. Under this model, SaaS companies provide access to software applications to customers on a remote basis, and provide their customers with a subscription to use the software, rather than licensing software to their customers.
We have several SaaS-based applications that we develop and support: Renew OnDemand (our purpose-built offering to manage and maximize recurring revenue), ServiceSource Revenue Analytics (our SaaS offering to help companies with predictive analytics for recurring revenue), and other SaaS cloud technologies such as ServiceSource Customer Success. Our research and development costs are primarily related to SaaS based applications and development of other technologies that are integrated with our overall solutions. We intend to maintain client support, training and professional service organizations to support deployments of our SaaS based applications and solutions. Our 2015 research and development costs were related to the further development of our SaaS based applications and the design and development of other technologies that are integrated with our overall solutions. We expect our research and development costs to decline in 2016 as we complete the development of specific, major releases.

Basis of Presentation
Net Revenue
Substantially all of our net revenue is attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We generally invoice our clients for our services in arrears on a monthly basis for sales commissions, and on a quarterly basis for certain performance sales commissions; accordingly, we typically have no deferred revenue related to these services. We do not set the price, terms or scope of services in the service contracts with end customers and do not have any obligations related to the underlying service contracts between our clients and their end customers.

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been a small percentage of total revenue. We expect revenues generated from subscriptions of Renew OnDemand and ServiceSource SaaS cloud technologies to decline in 2016. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of clients. Our top ten clients accounted for 57%, 51% and 50% of our net revenue for the years ended December 31, 2015, 2014 and 2013, respectively. No single client represented 10% or more of our revenues in 2015. One client accounted for 10% or more of our revenues in 2014 and 2013.

In the first quarter of 2015, our largest client at the time notified the Company of its intention to reduce the scope of their managed services and engagement and subscription of our legacy system contracted effective April 2015.

The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue. The client cancellations and reductions in 2015 returned to historical rates after being above these historical averages in 2014. Since revenue recognized from client cancellations and reductions continues a quarter or two past the date of termination, depending on client contract, revenues in the first half of 2016 as compared to the prior year period will be slightly impacted. The timing of cancellations and client reductions can have a material impact to our revenue.

Our business is geographically diversified. During 2015, 66% of our net revenue was earned in North America and Latin America (NALA), 24% in Europe, Middle East and Africa (EMEA) and 10% in Asia Pacific-Japan (APJ). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. APJ is our newest region, and as a result accounts for less of our net revenue. In addition, our Kuala Lumpur and Manila locations are global service delivery centers where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting. We do not generate any client revenue out of Kuala Lumpur or Manila, so they are effectively cost centers which contribute to our APJ region.
Cost of Revenue and Gross Profit
Our cost of revenue expenses include employee compensation expense, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs. Compensation expense includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our client base or Opportunity Under Management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed above under, “Factors Affecting Our Performance—Implementation Cycle”. We saw material reductions in cost of revenue expenses in 2015 related primarily to our efforts to better align our personnel costs with the decrease in revenue during 2015. We expect cost of revenues to remain flat as additional cost reduction measures will be offset by incremental investments in technology, the addition of new service delivery centers and the expansion of our client engagements. Gross profit as a percent of revenue is expected to be flat to slightly improved for 2016.
Operating Expenses
Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of compensation expenses and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between twelve and fourteen months following the execution of the applicable contract. When commissions are paid out upon contract signing and are not contingent on future payments and continued employment, we expense the sales commission upon contract signing. We currently expect sales and marketing expenses to decline in 2016 and decrease or remain flat as a percentage of revenue in future years.
Research and Development. Research and development expenses consist primarily of employee compensation expense, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products and applications related to our technology platform. In connection with the development and enhancements of our SaaS cloud applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to decline in 2016 and decrease or remain flat as a percentage of revenue in future years.
General and Administrative. General and administrative expenses consist primarily of employee compensation expense for our executive, human resources, finance and legal functions, and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses. We expect that our general and administrative expenses will increase in 2016 as we invest in additional facilities, expand our learning and development function and we invest in additional information technology.
Restructuring and Other. Restructuring and other expenses consist primarily of stock compensation expense related to the accelerated vesting of certain equity awards, employees’ separation payments and related employee benefits and charges related to cancellation of contracts. We completed this restructuring in 2015.
Goodwill and other intangibles impairment. No impairment charges were recognized in 2015. The goodwill and other intangibles impairment charge recorded in 2014 is related to the outcome of our impairment analysis which resulted in a non-cash goodwill impairment charge of $22.7 million relating to our Cloud and Business Intelligence (CBI) reporting unit, and a charge of $2.5 million related to the impairment of intangible assets. Our policy is to perform an annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. Additionally, any further decline in the Company’s market capitalization or other events or circumstances may require additional impairment charges to be recorded in future periods against any remaining other intangibles
Interest Expense and Other, Net
Interest expense. Interest expense consists primarily of interest expense associated with our convertible debt, fees related to our credit facility, capital lease payments; accretion of debt discount; and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. We expect our interest expense to increase slightly in 2016 from accretion of debt discount, amortization of deferred financing costs and contractual interest costs as a result of our August 2013 issuance of $150.0 million aggregate principal amount of convertible notes due August 2018.
Other, Net. Other, net consists primarily of foreign exchange gains and losses and the interest income earned on our cash, cash equivalents and marketable securities investments. We expect other income to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss) and the return of interest on our investments.
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

	Years Ended December 31,
	2015	2014	2013
Consolidated statement of operations data:	(in thousands)
Net revenue	$252,203	$272,180	$272,482
Cost of revenue	171,369	194,009	162,449
Gross profit	80,834	78,171	110,033
Operating expenses:
Sales and marketing	44,086	59,988	58,826
Research and development	16,480	25,802	23,855
General and administrative	46,299	47,808	44,913
Restructuring and other	3,662	3,314	—
Goodwill and other intangibles impairments	—	25,108	—
Total operating expenses	110,527	162,020	127,594
Loss from operations	(29,693)	(83,849)	(17,561)
Interest expense and other, net	(9,316)	(11,008)	(4,420)
Loss before income taxes	(39,009)	(94,857)	(21,981)
Income tax provision	1,404	302	871
Net loss	$(40,413)	$(95,159)	$(22,852)
Includes stock-based compensation of:
Cost of revenue	$2,666	$3,995	$3,303
Sales and marketing	3,393	6,193	9,831
Research and development	1,299	2,800	2,414
General and administrative	6,029	7,911	8,072
Restructuring and other	2,579	—	—
Total stock-based compensation	$15,966	$20,899	$23,620

The following table sets forth our operating results as a percentage of net revenue:

	Years Ended December 31,
	2015	2014	2013
	(as % of net revenue)
Net revenue	100%	100%	100%
Cost of revenue	68%	71%	60%
Gross profit	32%	29%	40%
Operating expenses:
Sales and marketing	17%	22%	22%
Research and development	7%	9%	9%
General and administrative	18%	18%	16%
Restructuring and other	1%	1%	—%
Goodwill and other intangibles impairment	—%	9%	—%
Total operating expenses	43%	59%	47%
Loss from operations	(11)%	(30)%	(7)%

Years Ended—December 31, 2015 and 2014
Net Revenue

	Years Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
Managed Services	$227,645	90%	$240,573	89%	$(12,928)	(5)%
Cloud and Business Intelligence	24,558	10%	31,607	11%	(7,049)	(22)%
Total net revenue	$252,203	100%	$272,180	100%	$(19,977)	(7)%

Net revenue decreased $20.0 million, or 7%, in 2015 compared to 2014. The overall decrease in revenue in 2015 was due to client cancellations and engagement reductions, including some of our top clients, in excess of new client engagement additions from 2014. The client cancellations and reductions in 2015 were in line with our historical rates.

Managed services revenue decreased by $12.9 million, or 5%, in 2015 related to the higher than average client cancellations and reductions in 2014.

The $7.0 million, or 22%, decrease in revenue from our CBI business in 2015, compared to 2014, was primarily attributable to a loss of subscription revenue related to the elimination of certain services provided to one of our largest clients.
Cost of Revenue and Gross Profit

	Years Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Cost of Revenue
Managed Services	$155,898	62%	$170,820	63%	$(14,922)	(9)%
Cloud and Business Intelligence	15,471	6%	23,189	9%	(7,718)	(33)%
Total cost of revenue	$171,369	68%	$194,009	72%	$(22,640)	(12)%

	Years Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Gross profit
Managed Services	$71,747	28%	$69,753	26%	$1,994	3%
Cloud and Business Intelligence	9,087	4%	8,418	3%	669	8%
Total gross profit	$80,834	32%	$78,171	29%	$2,663	3%

The $14.9 million, or 9%, decrease in our cost of revenue for our managed services business in 2015 compared to 2014 reflects a $15.9 million decrease in employee compensation expense as a result of lower headcount that corresponded with our efforts to better align employee costs with the decrease in revenue, offset by a $3.8 million increase in temporary labor, and a $3.4 million decrease in allocated overhead.

The $7.7 million, or 33%, decrease in our cost of revenue for our CBI business in 2015 compared to 2014, reflected a $4.0 million reduction in employee compensation costs related to lower headcount that corresponded with our efforts to better align employee costs with the decrease in revenue. Also contributing to the decrease was a $2.8 million reduction in temporary labor and consultant costs, a $2.1 million reduction in information technology spending, a $0.4 million decrease in travel expenses and a $0.3 million decrease in allocated overhead offset by a $1.8 million increase in depreciation expenses, related to certain internally developed software projects placed into service during the year.

The $2.0 million, or 3%, increase in managed services gross profit in 2015 compared to 2014 was mainly driven by the lower headcount and related personnel costs.

Gross profit in 2015 compared to 2014 increased by $0.7 million, or 8%, for our CBI business due to continued focus on cost reductions. Also, contributing to the cost reductions were lower cost of professional services and lower support and hosting costs related to our software solutions.
Operating Expenses

	Years Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$44,086	17%	$59,988	22%	$(15,902)	(27)%
Research and development	16,480	7%	25,802	9%	(9,322)	(36)%
General and administrative	46,299	18%	47,808	18%	(1,509)	(3)%
Restructuring and other	3,662	1%	3,314	1%	348	11%
Goodwill and other intangibles impairment	—	—%	25,108	9%	(25,108)	(100)%
Total operating expenses	$110,527	43%	$162,020	59%	$(51,493)	(32)%
Includes stock-based compensation of:
Sales and marketing	$3,393		$6,193		$(2,800)
Research and development	1,299		2,800		(1,501)
General and administrative	6,029		7,911		(1,882)
Restructuring and other	2,579		$—		$—
Total stock-based compensation	$13,300		$16,904		$(6,183)
Sales and marketing expenses
The $15.9 million, or 27%, decrease in sales and marketing expenses in 2015 compared to 2014 resulted primarily from decreased employee compensation expense of $8.3 million due to lower headcount. The lower headcount period over period is the result of our efforts to rationalize our cost structure. Also, contributing to the decrease was a $3.4 million decrease in temporary labor and consultant costs, a $1.0 million decrease in travel expenses, a $1.4 million decrease in marketing programs and a $0.6 million decrease in recruiting fees. We expect sales and marketing expenses to decrease in 2016 as we seek to better match our expense levels to our revenue.
Research and development expenses

The $9.3 million, or 36%, decrease in research and development expense in 2015 compared to 2014 was primarily due to a $4.2 million increase in capitalized internal-use software costs, $3.9 million decrease in employee compensation expense and a $0.7 million decrease in temporary labor, travel and recruiting costs, all related to our efforts to reduce research and development spend starting in the second half of 2014. We also expect to continue capitalizing internal-use software costs in the future and the amount capitalized will depend on the level of expenditures on research and development.
General and administrative expenses

The $1.5 million, or 3%, decrease in general and administrative expense in 2015 compared to 2014 reflected a $1.4 million decrease in employee compensation expense related to lower headcount and a $4.9 million decrease across the following: temporary labor and professional fees, facilities costs, technology spend, recruiting and depreciation, all offset by a $4.2 million reduction in overhead allocations to other departments.

We anticipate spending in 2016 for general and administrative functions to remain flat or slightly increase from 2015 as we balance cost reduction activities with global investments in the business.
Restructuring and other expenses
The increase in restructuring and other expenses in 2015 of $0.3 million, or 11%, was related to the recognition of additional employee termination related costs in 2015. The 2015 charge consists primarily of $2.6 million of stock compensation expense related to the accelerated vesting of certain equity awards granted to our former interim CFO and CEO, and separation payments. The Company completed this restructuring effort in 2015.
Goodwill and other intangibles impairment expenses

The decrease in goodwill and other intangible expenses in 2015 compared to 2014 is due to no impairment charges being recognized in 2015. Refer to the goodwill and other intangibles impairment expenses in the 2014 versus 2013 section below for a discussion of the 2014 impairment charges.

Interest Expense and Other, Net

	Years Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Interest expense	$10,393	4%	$9,886	4%	$507	5%
Other, net	$(1,077)	—%	$1,122	—%	$(2,199)	(196)%

Interest expense for 2015 increased by $0.5 million, or 5%, as compared to 2014 due to the accretion of debt discount related to the convertible notes issued in August 2013.

Other, net for 2015 decreased by $2.2 million due primarily to lower foreign currency expenses as a result of the U.S. dollar strengthening against the Euro and other foreign currencies where we have operations.
Income Tax Provision

	Years Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Income tax provision	$1,404	$302	$1,102	*

*Not considered meaningful.

For the year ended December, 31, 2015, we recorded a charge to income tax expense of $1.4 million. This includes the impact of state income tax law changes that were recorded during the second quarter ended June 30, 2015 and affects the manner in which the Company apportions revenue to the state of Tennessee. The remaining portion of our tax expense relates to anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states, offset by benefits available from state tax credits. No benefit was otherwise provided for losses incurred in U.S. and Singapore, because these losses are offset by a full valuation allowance. In November 2015, the Philippine Economic Zone Authority granted a four year tax holiday to the Company's Philippine affiliate, commencing with its fiscal year, beginning January 1, 2016.

For the year ended December 31, 2014, a charge to income tax expense of $0.3 million was recorded. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states, offset by benefits from state credits. No benefit was otherwise provided for losses incurred in U.S. and Singapore, because these losses are offset by a full valuation allowance. The benefit associated with losses in Ireland is also offset by a full valuation allowance, except to the extent of losses which may be carried back to offset taxable income in the preceding year. In

December 2013, our Malaysia affiliate was granted a 10-year tax holiday as an Operational Headquarters (OHQ), commencing January 1, 2014.
Years Ended—December 31, 2014 and 2013
Net Revenue

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Net revenue
Managed Services	$240,573	89%	$255,547	94%	$(14,974)	(6)%
Cloud and Business Intelligence	31,607	11%	16,935	6%	14,672	87%
Total net revenue	$272,180	100%	$272,482	100%	$(302)	—%

Net revenue decreased $0.3 million in 2014 compared to 2013. The overall decrease in revenue in 2014 was due to client cancellation and reductions, including among some of our top clients, in excess of new client additions and expansions for the managed services segment. Offsetting this decrease was an increase in Scout Analytics revenue in 2014.

Managed services revenue decreased by 6% in 2014, compared to 2013 due to the restructuring of certain of the managed services revenue contracts with our installed base clients to include a subscription to our SaaS platform, which resulted in a shift of some revenue from managed services to CBI. The client cancellation and reductions occurred heavily in the second part of 2014, and therefore had a limited impact on 2014.

The increase in revenue from our CBI business in 2014, compared to 2013, was primarily attributable to nearly $10 million from the restructuring of certain contracts with our installed based clients that were originally only Managed Services to include a subscription to our SaaS platform and approximately $4 million in revenue attributable to our Scout SaaS platform acquired in January 2014. CBI benefited from expansions from several clients but was offset by cancellations from other clients.
Cost of Revenue and Gross Profit

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Cost of Revenue
Managed Services	$170,820	63%	$147,278	54%	$23,542	16%
Cloud and Business Intelligence	23,189	9%	15,171	6%	8,018	53%
Total cost of revenue	$194,009	72%	$162,449	60%	$31,560	19%

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Gross profit
Managed Services	$69,753	26%	$108,269	40%	$(38,516)	(36)%
Cloud and Business Intelligence	8,418	3%	1,764	1%	6,654	377%
Total gross profit	$78,171	29%	$110,033	41%	$(31,862)	(29)%

The 19% increase in our cost of revenue in 2014 compared to 2013 reflects a $22.4 million increase in the compensation expense of service sales personnel for managed services as a result of increased headcount and higher average salaries, and a $2.0 million increase in our information technology and depreciation expenses related to the expansion of the service sales teams and amortization related to developed technology assets developed internally and related to our acquisition of Scout Analytics in 2014.

The $8.0 million increase in our cost of revenue for our CBI business in 2014 compared to 2013, reflected a $3.4 million increase in compensation expense partially due to incremental employees of Scout Analytics that was acquired January 2014, employees that moved to revenue generating efforts rather than engineering related work in 2013, a $2.5 million increase for information technology, depreciation and amortization expense and a $0.5 million increase in stock compensation expense with the increase in headcount and addition of resources related to our acquisition of Scout Analytics.

Gross profit in 2014 was adversely impacted for our managed services business due to the restructuring of some of the managed services contracts with our installed base clients to include a subscription to our SaaS platform. This change had the effect of reducing the revenue for our managed services business, without reducing the cost structure to serve the client in many cases. In addition, to better support our clients, we have increased our investment across several key accounts, both in terms of increased managed services and professional services personnel. This increased allocation of resources has continued to compress our gross margins across both of our business segments.

Gross profit in 2014 increased for our CBI business due to the improved scale in our SaaS business, increase in revenue from restructuring of certain managed services contracts with our installed base clients to include a subscription to our SaaS platform and revenue from Scout Revenue Analytic solution acquired in January 2014, offset by a shift in expenses from research and development to cost of revenue, as we transitioned from development to client deployment of these products.

Operating Expenses

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$59,988	22%	$58,826	22%	$1,162	2%
Research and development	25,802	9%	23,855	9%	1,947	8%
General and administrative	47,808	18%	44,913	16%	2,895	6%
Restructuring and other	$3,314	1%	$—	—%	$3,314	100%
Goodwill and other intangibles impairment	$25,108	9%	$—	—%	$25,108	100%
Total operating expenses	$162,020	59%	$127,594	47%	$34,426	27%
Includes stock-based compensation of:
Sales and marketing	$6,193		$9,831		$(3,638)
Research and development	2,800		2,414		386
General and administrative	7,911		8,072		(161)
Total stock-based compensation	$16,904		$20,317		$(3,413)

Sales and marketing expenses

The 2% increase in sales and marketing expenses in 2014 is due to an increase in the number of sales and marketing personnel, primarily in NALA and EMEA resulting in a $4.0 million increase in employee compensation expense and recruiting costs. Also, the increase in headcount reflected hiring for the Revenue Analytics sales team and overall increase in sales effort primarily in the first half of 2014. There was also a total of $1.6 million increase in consulting fees related to strategic initiatives in 2014 and higher overall costs including depreciation expenses and Scout Analytics related expenses, which was partially offset by lower marketing expenses of $0.5 million as a result of lower spending on brand development. Stock compensation expense decreased by $3.6 million from 2013 due to streamlining of sales management in 2014 where certain executive roles that existed in 2013 did not exist in 2014 and the lower stock price from 2013 reduced the cost of stock compensation.

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

General and administrative expenses
The 6% increase in general and administrative expense in 2014 compared to 2013 reflected a $2.9 million increase in compensation expense due to hiring across finance, human resources and information technology as the team expanded to support the new business lines and integration of our acquisition.

Restructuring and other expenses

The increase in restructuring and other expenses in 2014 of $3.3 million was related to the Company executing a restructuring effort during the second half of 2014. The charge consists primarily of employees’ severance payments, related employee benefits, retention bonuses and cancellation of contracts.

Goodwill and other intangibles impairment expenses

The goodwill and other intangibles impairment charge recorded in 2014 is related to the outcome of impairment analysis which resulted in a non-cash goodwill impairment charge of $22.7 million relating to our CBI reporting unit, and a charge of $2.5 million related to the impairment of intangible assets related to the cancellation of a product line acquired in the Scout acquisition. The Company recorded a $21.0 million goodwill impairment as part of its interim impairment performed in the third quarter and a $1.7 million goodwill impairment charge in the fourth quarter as part of its annual impairment analysis. All goodwill impairment charges were related to the CBI business unit due to the slower than expected adoption of its SaaS products in tandem with the costs to support the platform. The Company also recorded an intangible asset impairment of $2.5 million related to the carrying value of the intangible assets impacted by the cancellation of a product line acquired in the Scout acquisition in the fourth quarter.

Interest Expense and Other, Net

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

Other, net for 2014 increased by $0.5 million due primarily to higher foreign currency expenses as compared to 2013.
Income Tax Provision

	Years Ended December 31,			% Change
	2014	2013	Change
	(in thousands)
Income tax provision	$302	$871	$(569)	(65)%

For the year ended December 31, 2014, a charge to income tax expense of $0.3 million was recorded. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states, offset by benefits available from state tax credits. No benefit was otherwise provided for losses incurred in U.S. and Singapore, because these losses are offset by a full valuation allowance. The benefit associated with losses in Ireland is also offset by a full valuation allowance, except to the extent of losses which may be carried back to offset taxable income in the preceding year. In December 2013, our Malaysia affiliate was granted a 10-year tax holiday as an Operational Headquarters (OHQ), commencing January 1, 2014.

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

Liquidity and Capital Resources

At December 31, 2015, we had cash, cash equivalents and short-term investments of $208.7 million, which primarily consisted of cash, money market accounts, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. In addition, at December 31, 2015, we had cash and cash equivalents of $6.0 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and our current plans do not require us to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S.

Our primary operating cash requirements include the payment of employee compensation and related costs, working capital requirements related to accounts receivable and accounts payable, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities, proceeds from stock offerings and the exercise of stock options, and to a lesser extent, from a convertible note issuance and borrowings under various credit facilities, with no such borrowings in 2014 or 2015. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

In August 2013, we issued $150.0 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the "Notes") and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless earlier converted. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.1 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes are classified as a non-current liability on our consolidated balance sheet as of December 31, 2015.
Share Repurchase Program
In August 2015, the Board authorized a stock repurchase program (“the program”) repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $28.8 million at December 31, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the year ended December 31, 2015, the Company repurchased 295,097 shares of its common stock under the program at an average price of $4.11 per share for a total of $1.2 million. All repurchases were made using currently available cash resources and the reacquired shares were retired upon repurchase
Credit Facility
The Company’s three-year credit agreement which provided for a secured revolving line of credit based on eligible accounts receivable up to $10.0 million expired on July 5, 2015. There were no borrowings under this facility during 2014 or 2015. The expiration of this revolving line of credit had no impact on our ability to fund our business operations.

Letter of Credit and Restricted Cash
In May 2015 the Company commenced a 7-year office lease expiring in November 2022 for a new corporate headquarters in San Francisco, California. In connection with this new lease commitment, the Company was required to issue a $1.2 million letter of credit to the landlord. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in other assets, net, in our consolidated balance sheet as of December 31, 2015.
Summary Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$2,623	$(23,762)	$15,675
Net cash used in investing activities	(25,194)	(61,872)	(82,472)
Net cash provided by financing activities	4,321	4,168	159,765
Net increase (decrease) in cash and cash equivalents, net of the effect of exchange rates on cash and cash equivalents	$(18,048)	$(79,750)	$93,564
Operating Activities
In 2015, net cash provided by operating activities was $2.6 million. Our net loss during the period was $40.4 million, which was impacted by non-cash charges of $13.7 million for depreciation and amortization, and $8.0 million of amortization of debt discount and issuance costs, $13.4 million for stock-based compensation, and $2.6 million for restructuring and other. Cash provided by operations as a result of changes in our working capital, include a $12.0 million decrease in accounts receivable and a $4.0 million increase in accrued liabilities and other. Uses of cash were related to a $2.8 million increase in prepaid expenses, a $0.5 million decrease in accrued taxes and a $1.6 million decrease in accounts payable.
In 2014, net cash used in operating activities was $23.8 million. Our net loss during the period was $95.2 million, which was impacted by non-cash charges of $13.2 million for depreciation and amortization, and $7.5 million of amortization of debt discount and issuance costs, $20.9 million for stock-based compensation and $25.1 million for goodwill and other intangibles impairment. Cash provided by operations as a result of changes in our working capital, including a $3.7 million decrease in accounts receivable, a $0.5 million increase in accrued taxes, and a $1.1 million increase in accrued liabilities and other. Uses of cash were related to a $0.6 million increase in prepaid expenses, and a $0.3 million decrease in accounts payable.
In 2013, net cash provided by operating activities was $15.7 million. Our net loss during the period was $22.9 million, adjusted by non-cash charges of $11.7 million for depreciation and amortization, $23.6 million for stock-based compensation and $2.8 million of amortization of debt discount and issuance costs. Cash provided by operations as a result of changes in our working capital, including a $3.8 million increase in accrued employee compensation and benefits, a $3.6 million increase in accrued liabilities and other, and a $0.5 million increase in accounts payable. Uses of cash were related to a $7.5 million increase in accounts receivable and a $1.3 million increase in prepaid expenses. Our working capital management, particularly around accounts receivable and accrued employee compensation and benefits, contributed to an improvements in our net cash flows from operations in 2013.
Investing Activities
In 2015 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $12.0 million and for purchases of property and equipment of $12.0 million which includes $7.2 million of internally developed software costs.
In 2014 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $20.0 million, acquisition of Scout Analytics of $32.6 million, and for the purchases of property and equipment of $9.4 million.
In 2013 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $72.7 million and purchases of property and equipment of $5.3 million and as investments of $4.5 million in a privately held company.

Financing Activities
Cash provided by financing activities was $4.3 million during 2015 and consisted primarily of option exercises and the purchase of common stock under our employee stock purchase plan offset by $1.2 million from the repurchase of common stock.
Cash provided by financing activities was $4.2 million during 2014 and consisted primarily of option exercises and the purchase of common stock under our employee stock purchase plan of $4.4 million, offset by payment of capital leases obligations.
Cash provided by financing activities was $159.8 million during 2013 and consisted primarily of proceeds from the issuance of convertible notes of $145.1 million, issuance of warrants of $21.8 million, and option exercises and the purchase of common stock under our employee stock purchase plan of $25.0 million. These proceeds were partially offset by our payment of $31.4 million for the convertible note hedges.

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
At December 31, 2015, the future minimum payments under these commitments were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Obligations under capital leases	$317	$119	$198	$—	$—
Operating lease obligations	49,119	9,375	24,932	11,156	3,656
	$49,436	$9,494	$25,130	$11,156	$3,656
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms, including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of December 31, 2015, our liability for unrecognized tax benefits was immaterial. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.
In May 2015, the Company commenced a 7-year office lease expiring in November 2022, for a new corporate headquarters in San Francisco, California to occupy 24,394 square feet. The total minimum lease payments are estimated to be approximately $13.3 million over the lease term and are reflected in the table above.
In October 2015, the Company signed a 6-year office lease expiring in July 2021, for a new service delivery center in Manila, Philippines to occupy 46,134 square feet. The total minimum lease payments are estimated to be approximately $7.0 million over the lease term and are reflected in the table above.
In December 2015, the Company signed a 5-year office lease expiring in February 2021, for a new service delivery center in Sofia, Bulgaria to occupy 22,104 square feet. The total minimum lease payments are estimated to be approximately $1.8 million over the lease term and are reflected in the table above.

Critical Accounting Policies and Estimates
Revenue Recognition

Our revenue is derived primarily from managed services. Other revenues include subscriptions to our cloud applications and professional services.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Client contracts are generally used to determine the existence of an arrangement.

•	Delivery has occurred. The service has been or is being provided to the client.

•
Our fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the selling price is subject to refund or adjustment.

•
The collectability of our fee is reasonably assured. We assess collectability based primarily on the creditworthiness of the client as determined by credit checks and analysis, as well as the client’s payment history.

Managed Services
Revenue from managed services consists of fees earned from the sales of services contracts on behalf of our clients or assisting our clients in their sales process. Our contract obligations include administering and managing the sales and/or renewal process for our client’s service contracts, providing adequately trained staff, reporting, and holding periodic business reviews with our clients. Under our contracts, clients are obligated to provide us with a detailed listing of sales prospects, access to their databases or management systems, and sales and marketing materials. Our fees are generally calculated as a fixed percentage of the overall sales value associated with the successful renewal of service contracts sold on behalf of our clients. In addition, some of our client contracts include performance-based fees determined by the achievement of specified performance metrics. Our managed service contracts typically entitle us to additional fees and adjustments resulting from instances where our clients fail to provide us with a specified minimum value of contract renewals or they fail to provide contract renewal data within the time frames specified in our contract. We also receive termination fees in the event a client cancels a contract without cause prior to its terminations date. Our managed service contracts can also be canceled by our clients without a termination fee if we fail to achieve certain performance levels.

Our fees from managed services are recognized on a net basis since we act as an agent on behalf of our clients. We do not perform the underlying maintenance services; determine pricing, terms or scope of services to our client’s end customers. Performance incentive fees and early termination fees are recorded in the period when the performance criteria have been met.

Subscriptions and Professional Services

Subscription revenue is comprised of subscriptions fees to access our cloud based applications, and professional services is generated from implementation and project based services. Subscription revenue is recognized ratably over the contract term, commencing when our cloud applications are made available to our clients. Our subscription service arrangements are generally non-cancelable and do not contain refund-type provisions. Professional services are deemed delivered and revenue recognized upon the successful completion of implementation projects or when project milestones have been achieved and accepted by the client.

Multiple-Deliverable Arrangements

We have entered into a limited number of multiple element arrangements wherein our clients utilize a combination of managed services, subscriptions to our cloud applications and professional services. We separate deliverables at the inception of the arrangement as if each deliverable has stand-alone value to our client. Arrangement consideration is allocated based on the relative best estimate of selling prices of each deliverable. However, substantially all fees earned from our managed services are contingent in nature as the commissions we earn are based on our performance against the specific terms of each contract. Therefore, contingent fees from managed services are excluded from the allocation of relative best selling prices at inception of our multiple element arrangements.
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
Valuation analysis of goodwill and intangible assets
We perform our annual goodwill impairment analysis in the fourth quarter of each year according to the provisions of ASC 350-20-35. A two-step quantitative impairment test of goodwill is required, unless the simplified method described below is elected. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further quantitative testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.
Simplified Method
In September 2011, the Financial Accounting Standards Board approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test, which is referred to as the simplified method. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the current two-step quantitative impairment test is necessary. Such qualitative factors that may indicate impairment and the need to perform a two-step include, but are not limited to, macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.
If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. > 50% chance) that the fair value of a reporting unit is less than its carrying amount, the two-step quantitative impairment test will be required. Otherwise, no further testing will be required.

Our goodwill valuation analysis is based on our respective reporting units (Managed Services and CBI), which are consistent with our operating segments identified in Note 15-Segment and Geographic Information of the Notes to Consolidated Financial Statements. We used the simplified method to determine the fair value of our reporting units as of December 31, 2015, which was based on an assessment of the qualitative factors noted above in relation to the $6.3 million of goodwill recorded on our Consolidated Balance Sheet, all of which is assigned to our Managed Services reporting unit. Based on our qualitative assessment, we concluded that a two-step quantitative impairment test was not required and that our goodwill asset was not impaired as of December 31, 2015.
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
Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic malaise, made for purposes of our goodwill impairment testing at December 31, 2015 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2016 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result, or, if it does, whether such charge would be material.
We have engaged a third party valuation firm in the past to assist management in its goodwill impairment analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.
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
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Singapore dollar and Malaysian Ringgit. To date, we have not entered into any foreign currency hedging contracts, but may consider entering into such contracts in the future. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our solution from our sales centers. However, our global service delivery centers in Kuala Lumpur and Manila incur costs in the Malaysian Ringgit and Philippine Peso, respectively, but we do not generate revenue or cash proceeds in these currencies and, as a result, have related foreign currency risk exposure. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.
We performed a sensitivity analysis of our foreign currency exposure at December 31, 2015 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. A 10% appreciation or depreciation for all currencies against the U.S. dollar at December 31, 2015 would not have had a material impact on our results of operations or our cash flows.
Interest Rate Risk

At December 31, 2015, we had cash and cash equivalents of $72.3 million and short-term investments of $136.4 million, which primarily consisted of corporate bonds, agency securities, asset-backed securities and U.S. treasury securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits

As of December 31, 2015, we had $150.0 million aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $0.3 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.
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
ServiceSource International, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceSource International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of ServiceSource International, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 8, 2016

ServiceSource International, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$72,334	$90,382
Short-term investments	136,378	125,000
Accounts receivable, net	56,563	70,163
Deferred income taxes	97	398
Prepaid expenses and other	8,167	6,815
Total current assets	273,539	292,758
Property and equipment, net	25,903	25,658
Deferred income taxes, net of current portion	1,759	2,488
Goodwill and intangibles, net	9,444	10,957
Other assets, net	8,960	7,985
Total assets	$319,605	$339,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,067	$2,922
Accrued taxes	1,112	1,721
Accrued compensation and benefits	22,116	20,056
Deferred revenue	5,770	7,018
Accrued expenses	4,716	8,882
Other current liabilities	2,327	2,569
Total current liabilities	37,108	43,168
Obligations under capital leases, net of current portion	198	329
Convertible notes, net	128,092	120,730
Other long-term liabilities	4,113	4,331
Total liabilities	169,511	168,558
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized, 86,893 shares issued and 86,772 shares outstanding as of December 31, 2015; 83,928 shares issued and 83,807 shares outstanding at December 31, 2014	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	331,922	312,017
Accumulated deficit	(181,822)	(141,409)
Accumulated other comprehensive income	427	1,113
Total stockholders’ equity	150,094	171,288
Total liabilities and stockholders’ equity	$319,605	$339,846

The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net revenue	$252,203	$272,180	$272,482
Cost of revenue	171,369	194,009	162,449
Gross profit	80,834	78,171	110,033
Operating expenses:
Sales and marketing	44,086	59,988	58,826
Research and development	16,480	25,802	23,855
General and administrative	46,299	47,808	44,913
Restructuring and other	3,662	3,314	—
Goodwill and other intangibles impairment	—	25,108	—
Total operating expenses	110,527	162,020	127,594
Loss from operations	(29,693)	(83,849)	(17,561)
Interest expense and other, net	(9,316)	(11,008)	(4,420)
Loss before income taxes	(39,009)	(94,857)	(21,981)
Income tax provision	1,404	302	871
Net loss	$(40,413)	$(95,159)	$(22,852)
Net loss per common share:
Basic	$(0.47)	$(1.15)	$(0.29)
Diluted	$(0.47)	$(1.15)	$(0.29)
Weighted-average shares used in computing net loss per common share:
Basic	85,417	82,872	78,408
Diluted	85,417	82,872	78,408
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(40,413)	$(95,159)	$(22,852)
Other comprehensive income:
Foreign currency translation adjustments	12	471	579
Unrealized (loss) gain on short-term investments, net of tax	(698)	(212)	167
Total other comprehensive income (loss), net of tax	(686)	259	746
Total comprehensive loss, net of tax	$(41,099)	$(94,900)	$(22,106)
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.

Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balances at January 1, 2013	75,258	$8	(121)	(441)	210,650	(23,398)	108	186,927
Proceeds from the exercise of stock options and employee stock purchase plan	5,887	—	—	—	24,976	—	—	24,976
Vested restricted stock units converted to shares	514	—	—	—	—	—	—	—
Equity component of the convertible notes issuance, net	—	—	—	—	37,297	—	—	37,297
Issuance of warrants	—	—	—	—	21,763	—	—	21,763
Bond hedges	—	—	—	—	(31,408)	—	—	(31,408)
Stock-based compensation	—	—	—	—	23,608	—	—	23,608
Income tax deficiency from stock-based compensation	—	—	—	—	(360)	—	—	(360)
Comprehensive loss:
Net loss	—	—	—	—	—	(22,852)	—	(22,852)
Other comprehensive income	—	—	—	—	—	—	746	746
Total comprehensive loss								(22,106)
Balances at January 1, 2014	81,659	$8	$(121)	$(441)	$286,526	$(46,250)	$854	$240,697
Proceeds from the exercise of stock options and employee stock purchase plan	937	—	—	—	4,386	—	—	4,386
Vested restricted stock units converted to shares	1,332	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,959	—	—	20,959
Income tax benefit from stock-based compensation	—	—	—	—	146	—	—	146
Comprehensive loss:
Net loss	—	—	—	—	—	(95,159)	—	(95,159)
Other comprehensive income	—	—	—	—	—	—	259	259
Total comprehensive loss								(94,900)
Balances at January 1, 2015	83,928	$8	$(121)	$(441)	$312,017	$(141,409)	$1,113	$171,288
Proceeds from the exercise of stock options and employee stock purchase plan	1,505	—	—	—	5,761	—	—	5,761
Vested restricted stock units converted to shares	1,755	—	—	—	—	—	—	—
Payroll taxes on restricted stock unit releases	—	—	—	—	(974)	—	—	(974)
Share repurchases	(295)	—	—	—	(1,212)	—	—	(1,212)
Stock-based compensation	—	—	—	—	13,751	—	—	13,751
Acceleration of stock-based compensation expense due to restructuring	—	—	—	—	2,579	—	—	2,579
Income tax benefit from stock-based compensation	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(40,413)	—	(40,413)
Other comprehensive income	—	—	—	—	—	—	(686)	(686)
Total comprehensive loss								(41,099)
Balances at December 31, 2015	86,893	$8	$(121)	$(441)	$331,922	$(181,822)	$427	$150,094
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(40,413)	$(95,159)	$(22,852)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,736	13,219	11,652
Amortization of debt discount and issuance costs	8,048	7,474	2,761
Amortization of premium on short-term investments	(101)	(245)	750
Deferred income taxes	789	(514)	217
Stock-based compensation	13,387	20,899	23,620
Tax (benefit) deficit from stock-based compensation	—	(146)	360
Restructuring and other	2,579	952	—
Goodwill and other intangibles impairment	—	25,108	—
Changes in operating assets and liabilities:
Accounts receivable, net	12,002	3,716	(7,470)
Deferred revenue	(1,204)	(371)	3,069
Prepaid expenses and other	(2,799)	(631)	(1,336)
Accounts payable	(1,562)	(278)	521
Accrued taxes	(539)	477	71
Accrued compensation and benefits	2,706	248	3,772
Accrued expenses	(3,940)	1,978	457
Other liabilities	(66)	(489)	83
Net cash provided by (used in) operating activities	2,623	(23,762)	15,675
Cash flows from investing activities
Acquisition of property and equipment	(11,975)	(9,357)	(5,261)
Restricted cash	(1,244)	—	—
Investment in privately held company	—	—	(4,500)
Cash paid for acquisition, net of cash acquired	—	(32,550)	—
Purchases of short-term investments	(95,421)	(84,415)	(89,747)
Sales of short-term investments	82,351	60,407	14,436
Maturities of short-term investments	1,095	4,043	2,600
Net cash used in investing activities	(25,194)	(61,872)	(82,472)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	—	150,000
Issuance costs related to the issuance of convertible senior notes	—	—	(4,867)
Payments of convertible note hedges	—	—	(31,408)
Proceeds from the issuance of warrants	—	—	21,763
Repayment of long-term debt and capital lease obligations	(170)	(364)	(329)
Repurchase of common stock	(1,212)	—	—
Proceeds from common stock issuances	5,703	4,386	24,966
Tax benefit (deficit) from stock-based compensation	—	146	(360)
Net cash provided by financing activities	4,321	4,168	159,765
Net (decrease) increase in cash and cash equivalents	(18,250)	(81,466)	92,968
Effect of exchange rate changes on cash and cash equivalents	202	1,716	596
Cash and cash equivalents at beginning of period	90,382	170,132	76,568
Cash and cash equivalents at end of period	$72,334	$90,382	$170,132
Supplemental disclosure of cash flow information
Cash paid for interest	$2,286	$2,440	$125
Income taxes paid, net	854	146	1,168
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through accounts payable and accrued liabilities	111	385	34
The accompanying notes are an integral part of these consolidated financial statements.

ServiceSource International, Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
ServiceSource International, Inc. ("ServiceSource" or the "Company") is a global leader in customer and revenue lifecycle solutions that power enterprise revenue relationships, partnering with B2B technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving end customer relationships and loyalty. The Company delivers these results via dedicated service teams and integral cloud-based technologies, leveraging benchmarks and best-practices derived from its rich database of service and renewal behavior. By integrating managed services, cloud software and data, the Company provides its clients with insights into their end customers' businesses, end-to-end management and optimization of the service-contract renewals process and customer success activities, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its clients based on renewal sales that the Company generates on their behalf under a pay-for-performance or flat-rate model. In addition, the Company also offers a purpose-built cloud application to maximize the renewal of subscriptions, maintenance and support contracts and receives subscription fees from its clients for the SaaS product. The Company’s corporate headquarters is located in San Francisco, California. The Company has additional U.S. offices in Colorado, Tennessee and Washington, and International offices in Bulgaria, Ireland, Japan, Malaysia, Philippines, Singapore, and the United Kingdom.

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
Reclassifications

Amounts shown in the Accrued liabilities and other caption in the Consolidated Balance Sheet as of December 31, 2014 and the Consolidated Statement of Cash Flows for the year ended December 31, 2014 and 2013 have been reclassified into Accrued expenses and Other current liabilities to reflect the current period presentation.
Segment Reporting

The Company operates its business as two reportable segments, Managed Services and Cloud and Business Intelligence ("CBI"). Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and is evaluated by the chief operating decision maker (CODM) (which for ServiceSource is its Chief Executive Officer) in deciding how to allocate resources and assess performance. See Note 15 for segment information.
Significant Risks and Uncertainties
The Company is subject to certain risks and uncertainties that could have a material and adverse effect on its future financial position or results of operations. The Company’s clients are primarily high technology companies and any downturn in these industries, changes in clients’ sales strategies, or widespread shift away from end customers purchasing maintenance and support contracts could have an adverse impact on the Company’s consolidated results of operations and financial condition.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments, accounts receivable and the Note Hedges (Note 10). The Company is also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates.
Cash is maintained in demand deposit accounts at U.S., European and Asian financial institutions that management believes are credit worthy. Deposits in these institutions may exceed the amount of insurance provided on these deposits.
Accounts receivable are derived from services performed for clients located primarily in the U.S., Europe and Asia. The Company attempts to mitigate the credit risk in its trade receivables through its ongoing credit evaluation process and historical collection experience. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration an analysis of historical bad debts and other available information.

Two customers represented 13% and 12%, respectively, of accounts receivable as of December 31, 2015. One customer represented 12% of accounts receivable as of December 31, 2014.

 Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value. As defined in the authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:    Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2:    Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3:	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Financial instruments not measured at fair value on a recurring basis include cash, restricted cash recorded in other assets, accounts receivable, accounts payable, accrued taxes, accrued expenses and other accrued liabilities and convertible notes. With the exception of the convertible notes and the financial instruments discussed in Note 6 - Fair Value of Financial Instruments, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

Strategic Investment in Private Company

In 2013, we made an equity investment in a private company for $4.5 million, which represented less than 5% of the outstanding equity of the company. We carry this investment on a cost basis and periodically evaluate it to determine if there is an impairment in its carrying value. To date there has been no reduction to the cost basis of this investment.

Foreign Currency Translation and Remeasurement

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Net revenue and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive income (loss). For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gains and losses are reported in the accompanying consolidated statements of operations. Foreign currency transaction (gains) losses of $(0.9) million, $0.8 million and $1.0 million, were included in other (expense) income, net during 2015, 2014 and 2013, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at their carrying values net of an allowance for doubtful accounts. The Company evaluates the ongoing collectability of its accounts receivable based on a number of factors such as the credit quality of its clients, the age of accounts receivable balances, collections experience, current economic conditions and other factors that may affect a client’s ability to pay. In circumstances where the Company is aware of a specific client’s inability to meet its financial obligations to the Company, a specific allowance for doubtful accounts is estimated and recorded, which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.
The following are changes in the allowance for doubtful accounts during 2015, 2014 and 2013 (in thousands):

	December 31,
	2015	2014	2013
Balance, beginning of year	$37	$128	$253
Charged to expense	137	37	123
Recoveries	(37)	(128)	(248)
Balance, end of year	$137	$37	$128
Property and Equipment
The Company records property and equipment at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over estimated useful lives of seven years for office furniture and equipment, two to three years for computer hardware and three to seven years for software. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the related assets, ranging from three to fifteen years.
When assets are retired, the cost and accumulated depreciation and amortization are removed from their respective accounts and any loss on such retirement is reflected in operating expenses. When assets are otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on such sale or disposal is reflected in interest expense and other, net.
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred. The Company’s asset retirement obligations are primarily associated with leasehold improvements in APJ, which, at the end of a lease, are contractually obligated to be removed in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. These assets and liabilities are reflected in other liabilities and other assets in the accompanying Consolidated Balance Sheets. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2013	$778
Additions	267
Accretion expense	28
Asset retirement obligations as of December 31, 2014	1,073
Revisions in estimated cash flows	(229)
Accretion expense	46
Asset retirement obligations as of December 31, 2015	$890

Capitalized Internal-Use Software
Expenditures related to software developed or obtained for internal use are capitalized and amortized over a period of two to five years on a straight-line basis. The Company capitalizes direct external costs associated with developing or obtaining internal-use software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees or professional fees for consultants who are directly associated with the development of such applications. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred and are recorded in research and development on the accompanying consolidated statements of operations. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time amortization commences.
Goodwill

Goodwill assets have indefinite useful lives and are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill.

The Company tests for goodwill impairment at the reporting unit level on an annual basis in the fourth quarter of each of its fiscal years, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. To assess if goodwill is impaired a qualitative assessment, referred to as the simplified method, is first performed to determine whether further quantitative impairment testing is necessary. This qualitative analysis evaluates factors including, but not limited to, macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of the qualitative assessment, the Company considers it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a two-step quantitative impairment test is performed. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, impairment exists and is recorded.

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

If a two-step quantitative impairment test is required, the fair value of each reporting unit is determined based upon the income approach. Under the income approach, the Company estimates the fair value of the reporting unit based upon the present value of estimated future cash flows. Cash flow projections are determined by management to be commensurate with the risk inherent in current business model. Key assumptions used to estimate the fair value of the reporting units include the discount rate, compounded annual revenue growth rates, operating expense assumptions, and terminal value capitalization rate. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. The discount rate and terminal value capitalization rate are derived from the use of market data which are Level 3 inputs within the fair value hierarchy.

The guidance for goodwill impairment testing based on reporting units. The $6.3 million of goodwill in the Consolidated Balance Sheet as of December 31, 2015 is assigned to the Managed Service reporting unit. Goodwill related to the CBI reporting unit generated from the January 25, 2014 acquisition of Scout Analytics was fully impaired in 2014. The Company used the simplified method described above to determine if any impairment existed as of December 31, 2015 and concluded that a two-step quantitative impairment test was not required and that its goodwill asset was not impaired as of December 31, 2015. Refer to Note 4 Goodwill and Other Intangibles Impairment for more information.

Senior Convertible Notes
In accounting for the senior convertible notes (the “Notes”) at issuance, the Company separated the Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the Notes using the effective interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which include tangible assets and amortizable intangible such as internal-use software. Acquired intangible assets are amortized over their useful lives on a straight line basis which represents the pattern in which the Company derives benefit from the asset. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In 2014, the Company recorded intangible assets as part of its acquisition of Scout Analytics. The Company recorded an impairment of intangible assets in relation to its Cloud and Business Intelligence business unit in 2014 of $2.5 million related to the cancellation of a product line originally acquired in the Scout acquisition. No impairment of any long-lived assets was identified or recorded during 2015.
Operating Leases
The Company’s operating lease agreements for office facilities include provisions for certain rent holidays, tenant incentives and escalations in the base price of the rent payment. The Company records rent holidays and rent escalations on a straight-line basis over the lease term and records the difference between expense and cash payments as deferred rent. Tenant incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term. Deferred rent is included in other accrued liabilities in the accompanying consolidated balance sheets.
Deferred Debt Issuance Costs
The Company defers debt issuance costs, which primarily consists of the debt discount on the convertible debt and issuance costs related to the convertible debt. Such costs primarily relates to convertible notes (Note 10) and is amortized using the effective interest method over the term of the debt instrument. The amortization of deferred debt issuance costs is recorded as interest expense. Unamortized deferred debt issuance costs were $23.9 million at December 31, 2015 and $32.0 million as of December 31, 2014. Amortization of deferred debt issuance costs was $8.0 million in 2015, $7.5 million in 2014 and $2.8 million in 2013, respectively. Estimated future amortization of deferred debt issuance costs expense will approximate $8.7 million in 2016, $9.4 million in 2017 and $5.8 million in 2018.
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
Revenue Recognition
The Company’s revenue is derived primarily from recurring revenue management. Other revenues include subscriptions to the Company’s cloud applications and professional services
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured from clients and no significant obligations remain unfulfilled by the Company.
Recurring Revenue Management
Revenue from recurring revenue management consists of fees earned from the sales of services contracts on behalf of the Company’s customers, which are referred to as clients, or assisting in their sales process. The Company’s contract obligations include administering and managing the sales and/or renewal processes for client contracts; providing adequately trained staff; reporting; and holding periodic business reviews with clients. Client obligations include providing a detailed listing of sales prospects, access to their databases or systems and sales or marketing materials. Fees are generally based on a fixed percentage of the overall sales value associated with the service contracts. However some client contracts include performance-based fees determined by the achievement of specified performance metrics. Recurring revenue management contracts entitle the Company to additional fees and adjustments which are invoked in various circumstances including a client’s failure to provide the Company with a specified minimum value of sales prospects, untimely delivery of client sales prospect data or other obligations inhibiting the Company’s ability to perform its obligations. In addition, many client contracts contain early termination fees.

Recurring revenue management services are deemed delivered when clients accept purchased orders from their sales prospects (the end customer) and no significant post-delivery obligations remain for the Company. Fees from recurring revenue management services are recognized on a net basis since the Company acts as an agent on behalf of its clients. The Company does not provide the services being renewed by the end customers, nor does it determine pricing, terms or scope of services to the end customers. Performance incentive fees and early termination fees are recorded in the period when either the performance criteria have been met or a triggering event has occurred.

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
Professional Services
Professional services revenue is generated from implementation services. Professional services are deemed delivered upon the successful completion of implementation projects or when project milestones have been achieved and accepted by the client.
Multiple Element Arrangements
The Company enters into multiple element arrangements when clients utilize a combination of recurring revenue management services, subscriptions and professional services. Deliverables are separated at the inception of the arrangement if each deliverable has stand-alone value to the client. The Company believes that it has stand-alone value for professional services. Arrangement consideration is allocated based on the relative best selling prices of each deliverable. However, most fees earned from recurring revenue management services are contingent in nature as the fees earned by the Company are based on performance against the specific terms of each contract. Therefore, contingent fees from recurring revenue management services are excluded from the allocation of relative best selling prices at inception of multiple element arrangements.
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
Advertising Costs
Advertising is expensed as incurred as a component of sales and marketing expenses on the consolidated statements of operations. Advertising expense was $0.1 million each year during 2015, 2014 and 2013.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal Use Software, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015- 05 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is currently evaluating the impact that adoption of ASU No. 2015-03 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The standard may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company is currently evaluating the impact that adoption of ASU No. 2015-17 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

3. Net Income (Loss) Per Common Share

The basic and diluted net income (loss) per share calculations are presented below (in thousands, except for per share amounts):

	Years Ended December 31,
	2015	2014	2013
Basic net loss per common share
Net loss	$(40,413)	$(95,159)	$(22,852)
Weighted-average common shares outstanding	85,417	82,872	78,408
Basic net loss per share	$(0.47)	$(1.15)	$(0.29)

	Years Ended December 31,
	2015	2014	2013
Diluted net loss per common share
Net loss used to determine diluted earnings per common shares	$(40,413)	$(95,159)	$(22,852)
Weighted-average common shares outstanding used in basic calculation	85,417	82,872	78,408
Adjustment for dilutive potential shares	—	—	—
Weighted-average common shares for diluted net loss per share	85,417	82,872	78,408
Diluted net loss per share	$(0.47)	$(1.15)	$(0.29)

Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our Employee Stock Purchase Plan having an anti-dilutive effect of 9.5 million, 6.4 million and 2.0 million shares for the years ended December 31, 2015, 2014 and 2013, respectively.

4. Goodwill and Other Intangibles Impairment
On January 22, 2014, the Company acquired Scout Analytics, Inc. (“Scout”), a privately held company for a total purchase consideration of $32.5 million, net of cash acquired. Scout provides cloud-based recurring revenue management solutions that enable information services, media publishing, and SaaS companies to understand how end customers engage with their online content. As a result of the acquisition, the Company recorded $22.7 million of goodwill and $9.0 million of other intangible assets.
Goodwill Impairment

During the third quarter of 2014, the Company’s market capitalization had a significant decline, the Company experienced slowing revenue growth and losses in 2014 for the CBI reporting unit in the near term and the Company experienced churn of the CBI client base. Therefore, the Company determined that there were sufficient indicators to require the Company to perform an interim impairment analysis in the third quarter of 2014.

Based on the analysis, the Company determined that the carrying amount of the goodwill for the CBI reporting unit was in excess of its fair value and that a quantitative impairment test was necessary. The fair value of the reporting unit was determined using the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the company assumed a forecasted cash flow period of nine years, long-term annual growth rates of 4% and a discount rate of 16%. As required by the quantitative step of the impairment test, the Company performed an allocation of the fair value to all the assets and liabilities of the reporting unit, including identifiable intangible assets, based on their estimated fair values, to determine the implied fair value of goodwill. Accordingly, the Company recorded a goodwill impairment charge related to the CBI reporting unit of $21.0 million, during the quarter ended September 30, 2014 for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value. Consistent with the approach in the third quarter, the Company performed an analysis for the CBI reporting unit and again determined that the fair value was less than the carrying value. The Company then performed the quantitative step of the impairment analysis which resulted in the impairment of all of the reporting unit’s remaining goodwill in the amount of $1.7 million in the fourth quarter of 2014.

In total, the Company recorded a $22.7 million non-cash goodwill impairment charge in 2014 for its CBI reporting unit. No impairment of goodwill was recognized on the remaining $6.3 million of goodwill assigned to the Managed Services reporting unit for the year ended December 31, 2015.

The changes in the carrying amount of goodwill by reporting units are as follows:

	Managed Services	Cloud and Business Intelligence	Total
	(in thousands)
Balance as of December 31, 2013	$6,334	$—	$6,334
Addition due to acquisition	$—	$22,653	$22,653
Impairment	$—	$(22,653)	$(22,653)
Balance as of December 31, 2014	$6,334	$—	$6,334
Addition due to acquisition	$—	$—	$—
Impairment	$—	$—	$—
Balance as of December 31, 2015	$6,334	$—	$6,334
Intangible Assets Impairment

In the fourth quarter of 2014, due to a move to a competing solution by the reseller of a technology acquired from the Scout acquisition, and lack of alternative uses of this technology, the Company decided to not further pursue opportunities with this technology and fully impaired the intangible assets related to this technology, trademarks and client contracts and recorded at charge of $2.5 million for the year-ended December 31, 2014. No impairment of intangible assets was recognized for the year ended December 31, 2015.
Intangible Assets
Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Balance as of December 31, 2013	$—	$—	$—
Addition	$9,020	$—	$9,020
Amortization expenses	$—	$(1,940)	$(1,940)
Impairment	$(2,970)	$513	$(2,457)
Balance as of December 31, 2014	$6,050	$(1,427)	$4,623
Addition	$—	$—	$—
Amortization expenses	$—	$(1,513)	$(1,513)
Impairment	$—	$—	$—
Balance as of December 31, 2015	$6,050	$(2,940)	$3,110
Amortization expense for intangibles assets recognized was $1.5 million, $1.9 million and $0.0 million during the years ended December 31, 2015, 2014, and 2013, respectively. The Company’s intangible asset is comprised of $1.5 million of developed technology assets, $1.1 million of customer relationships assets and $0.5 million of trade name assets as of December 31, 2015.

The estimated future amortization expense of purchased intangible assets as of December 31, 2015 was as follows:

December 31, 2015
(in thousands)
2016	$1,513
2017	1,513
2018	84
Total	$3,110

5. Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. The Company has cash and cash equivalents held on its behalf by a third party of $0.8 million and $0.9 million as of December 31, 2015 and 2014 respectively. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the years ended December 31, 2015 and 2014 were insignificant.

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2015 and 2014 (in thousands):

December 31, 2015

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$72,105	$—	$—	$72,105
Cash equivalents:
Money market mutual funds	229	—	—	229
Total cash and cash equivalents	72,334	—	—	72,334
Short-term investments:
Corporate bonds	54,434	—	(389)	54,045
U.S. agency securities	36,010	—	(187)	35,823
Asset-backed securities	30,665	—	(132)	30,533
U.S. Treasury securities	16,024	—	(47)	15,977
Total short-term investments	137,133	—	(755)	136,378
Cash, cash equivalents and short-term investments	$209,467	$—	$(755)	$208,712

December 31, 2014

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$89,589	$—	$—	$89,589
Cash equivalents:
Money market mutual funds	793	—	—	793
Total cash and cash equivalents	90,382	—	—	90,382
Short-term investments:
Corporate bonds	49,110	29	(120)	49,019
U.S. agency securities	42,004	56	(17)	42,043
Asset-backed securities	21,083	8	(34)	21,057
U.S. Treasury securities	12,859	27	(5)	12,881
Total short-term investments	125,056	120	(176)	125,000
Cash, cash equivalents and short-term investments	$215,438	$120	$(176)	$215,382
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of December 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$12,527	$12,498
Due in 1 to 5 years	124,835	124,109
Total	$137,362	$136,607
As of December 31, 2015, the Company did not consider any of its investments to be other-than-temporarily impaired.

6. Fair Value of Financial Instruments

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

The following table presents information about the Company’s financial instruments that are measured at fair value as of December 31, 2015 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Cash equivalents:
Money market mutual funds	$229	$229	$—
Total cash equivalents	229	229	—
Short-term investments:
Corporate bonds	54,045	—	54,045
U.S. agency securities	35,823	—	35,823
Asset-backed securities	30,533	—	30,533
U.S. Treasury securities	15,977	—	15,977
Total short-term investments	136,378	—	136,378
Cash equivalents and short-term investments	$136,607	$229	$136,378

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

The convertible notes issued by the Company in August 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes was $126.0 million and $111.2 million as of December 31, 2015 and 2014 respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

The Company did not have any other financial instruments or long-term debt measured at fair value as of December 31, 2015 and 2014, respectively.

7. Property and Equipment, Net
Property and equipment balances were comprised of the following (in thousands):

	December 31,
	2015	2014
Computers and equipment	$18,471	$16,335
Software	46,142	38,273
Leasehold improvements	12,338	12,643
Furniture and fixtures	8,853	9,584
	85,804	76,835
Less: accumulated depreciation and amortization	(59,901)	(51,177)
	$25,903	$25,658

Depreciation and amortization expense during the years ended December 31, 2015, 2014 and 2013, was $13.7 million, $13.2 million and $11.7 million, respectively.

Total property and equipment assets under capital lease at December 31, 2015 and 2014, was $3.3 million and $3.3 million, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $3.2 million and $3.1 million, respectively.

The Company capitalized costs of $7.2 million, $3.0 million and $0.0 million, during 2015, 2014 and 2013, respectively, related to internal-use software. As of December 31, 2015 and 2014, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $11.7 million and $8.5 million, respectively. Amortization of capitalized costs related to internal-use software was $5.0 million, $2.9 million and $4.4 million during 2015, 2014 and 2013, respectively.

8. Other Accrued Liabilities
Other current accrued liabilities balances were comprised of the following (in thousands):

	December 31,
	2015	2014
Accrued Interest - Convertible Notes	$948	$938
Deferred rent	738	855
ESPP Withholding	641	776
Total	$2,327	$2,569

9. Credit Facility and Capital Leases
Revolving Credit Facility

On July 5, 2012, the Company entered into a three-year credit agreement which provided for a secured revolving line of credit based on eligible accounts receivable up to $30.0 million with a $2.0 million letter of credit sublimit. On May 5, 2014, the Company entered into an amendment to the credit agreement which reduced the secured revolving line of credit to $10.0 million. The credit agreement expired on July 5, 2015.
Letter of Credit
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a new San Francisco office facility. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in other assets, net, in the accompanying consolidated balance sheet.

Capital Leases

The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for capital lease agreements were 4.4%, 5.8% and 2.6% at December 31, 2015, 2014 and 2013, respectively.

The future contractual maturities of capital lease obligations as of December 31, 2015 are as follows (in thousands):

Years Ending
2016	$119
2017	80
2018	67
2019	51
2020	—
Total	$317

10. Convertible Notes
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
The net carrying amount of the liability component of the Notes as of December 31, 2015 and 2014 consists of the following (in thousands):

	December 31,
	2015	2014
Principal amount	$150,000	$150,000
Unamortized debt discount	(21,908)	(29,270)
Net carrying amount	$128,092	$120,730
The following table presents the interest expense recognized related to the Notes for the year ended December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Contractual interest expense at 1.5% per annum	$2,250	$2,250
Amortization of debt issuance costs	686	635
Accretion of debt discount	7,362	6,815
Total	$10,298	$9,700
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

11. Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under non-cancelable operating lease agreements with various expiration dates through November 2022. Rent expense during 2015, 2014 and 2013 was $9.4 million, $9.2 million and

$8.6 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
In May 2015, the Company commenced a 7-year office lease expiring in November 2022, for a new corporate headquarters in San Francisco, California to occupy 24,394 square feet. The total minimum lease payments are estimated to be approximately $13.3 million over the lease term.7
In October 2015, the Company signed a 6-year office lease expiring in July 2021, for a new service delivery center in Manila, Philippines to occupy 46,134 square feet. The total minimum lease payments are estimated to be approximately $7.0 million over the lease term.
In December 2015, the Company signed a 5-year office lease expiring in February 2021, for a new service delivery center in Sofia, Bulgaria to occupy 22,104 square feet. The total minimum lease payments are estimated to be approximately $1.8 million over the lease term.
Future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2015 were as follows (in thousands):

Fiscal Year
2016	$9,375
2017	9,167
2018	8,556
2019	7,209
2020	6,034
Thereafter	8,778
Total	$49,119

Purchase Orders
The Company had $11.1 million in non-cancelable purchase commitments with our suppliers as of December 31, 2015.

Litigation
On July 8, 2015, a single plaintiff filed a putative securities class action lawsuit, Weller v. ServiceSource International, Inc. et al., in the U.S. District Court for the Northern District of California (the “Weller Lawsuit”) against the Company and the Company’s former Chief Executive Officer. The Weller Lawsuit was brought on behalf of purchasers of Company stock during the period January 22, 2014 through May 1, 2014, and alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").   In connection with the mandatory lead plaintiff appointment process under the Private Securities Litigation Reform Act (PSLRA), various law firms issued press releases between July 2015 and September 2015 to search for additional shareholders that would be willing to serve as lead plaintiffs in this lawsuit.  This solicitation period ended on September 29, 2015 and no other shareholders came forward, leaving only the named plaintiff as the sole shareholder seeking to be appointed lead plaintiff. The court appointed Weller as lead plaintiff on October 21, 2015. At this time, no motion to certify a class has been filed. The Company believes that the claims are meritless, and will vigorously defend itself against such claims.
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

12. Share Repurchase Program and Stock-Based Compensation
Share Repurchase Program
In August 2015, the Board authorized a stock repurchase program ("the program") to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $28.8 million as of December 31, 2015. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/

or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The Company cash settles with the program broker periodically and reflects any unsettled amounts as a current liability at each period end.
The following shares of common stock were repurchased under the above-described repurchase plan:

Period	Shares (in thousands)	Weighted-average price per share	Amount (includes commissions) (in thousands)
For the three months ended September 30, 2015	159	4.12	$655
For the three months ended December 31, 2015	136	4.09	557
Total for the year ended December 31, 2015	295		$1,212
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
At the end of each fiscal year, the share reserve under the 2011 Plan increases automatically by an amount equal to 4% of the outstanding shares as of the end of that most recently completed fiscal year or 3,840,000 shares, whichever is less. On January 1, 2016, 3.5 million additional shares were reserved under the 2011 Equity Incentive Plan pursuant to the automatic increase.
Determining Fair Value of Stock Options
The estimated fair value of stock options and awards granted during 2015, 2014 and 2013, was approximately $18.6 million, $19.4 million and $29.3 million, respectively. The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the options, which is generally four years. Restricted stock vest over four years and upon vesting, entitles the holder to one share of common stock for each restricted stock and has an exercise price of $0.0001 per share, which is equal to the par value of the Company’s common stock. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.
The fair value of each grant of options during 2015, 2014 and 2013 was determined by the Company using the methods and assumptions discussed below. The Company stratifies its population of outstanding share options into two relatively homogeneous groups to estimate the expected term and forfeiture rate of options grants. Each of these inputs is subjective and generally requires significant judgment to determine.
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
The weighted average Black-Scholes option-pricing model assumptions for years ended 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Expected term (in years)	5.0	5.0	5.0
Expected volatility	34%	37%	43%
Risk-free interest rate	1.64%	1.57%	1.19%
Expected dividend yield	—%	—%	—%

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
The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes option-pricing model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected term (in years)	0.5 -1.0	0.5 -1.0	0.5 -1.0
Expected volatility	35%	32%	27%
Risk-free interest rate	0.24%-0.37%	0.05%-0.09%	0.13%-0.17%
Expected dividend yield	—%	—%	—%

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
The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. As of December 31, 2015, 1,483,429 shares had been issued under the ESPP and 2,559,144 shares were available for future issuance. On January 1, 2016, 0.9 million additional shares were reserved under the 2011 Employee Stock Purchase Plan.

Stock Awards Issued to Employees
Option and RSU activity under the Option Plans for 2015, 2014 and 2013 was as follows (shares and aggregate intrinsic value in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding—January 1, 2013	4,024	15,189	6.98	3,928
Additional shares reserved under the 2011 equity incentive plan	3,025	—	—	—
Granted	(6,565)	3,023	7.43	3,542
Options exercised/ Restricted stock released	—	(5,147)	4.47	(920)
Canceled/Forfeited	5,271	(4,157)	12.77	(1,119)
Outstanding — December 31, 2013	5,755	8,908	5.89	5,431
Additional shares reserved under the 2011 equity incentive plan	3,279	—	—	—
Granted	(8,554)	4,345	4.46	4,209
Options exercised/ Restricted stock released	—	(518)	5.13	(1,332)
Canceled/Forfeited	5,502	(2,665)	6.77	(2,832)
Outstanding — December 31, 2014	5,982	10,070	5.08	5,476
Additional shares reserved under the 2011 equity incentive plan	3,364	—	—	—
Granted	(6,696)	4,206	4.45	2,490
Options exercised/ Restricted stock released	—	(1,126)	4.13	(1,966)
RSU shares withheld for taxes	212			212
Canceled/Forfeited	4,193	(2,534)	5.65	(1,660)
Outstanding — December 31, 2015	7,055	10,616	4.79	4,552

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options vested and expected to vest—December 31, 2015	9,770	$4.82	6.54	$2,868
Options exercisable—December 31, 2015	4,520	5.18	3.57	775
Restricted stock expected to vest- December 31, 2015	3,514	—	1.36	16,201
The weighted-average grant date fair value of options granted during 2015, 2014 and 2013 was $1.45, $1.56 and $3.18, respectively. The weighted average grant date fair values of restricted stock units granted during 2015, 2014 and 2013 was $5.03, $4.62 and $8.26, respectively.
The aggregate intrinsic value of options exercised under the Option Plans was $1.3 million, $1.7 million and $23.9 million, in 2015, 2014 and 2013, respectively, determined as of the date of option exercise. The intrinsic value is calculated as the difference between the fair value of the common shares on the exercise date and the exercise price of the option shares. The total estimated fair value of options shares vested in 2015, 2014 and 2013 was $11.0 million, $4.8 million and $15.9 million, respectively.
Stock-based compensation expense is based on applying estimated fair values determined at the grant date to those options granted in the year that are ultimately expected to vest. Accordingly, the fair values calculated on the total population of grants have been reduced for estimated forfeitures expected to occur in the future.
The table below summarizes stock-based compensation expense as allocated within the Company’s consolidated statements of operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$2,666	$3,995	$3,303
Sales and marketing	3,393	6,193	9,831
Research and development	1,299	2,800	2,414
General and administrative	6,029	7,911	8,072
Restructuring and other	2,579	$—	$—
Total stock-based compensation	$15,966	$20,899	$23,620
The above table does not include $0.4 million of stock-based compensation that was capitalized related to internal-use software in 2015. There was no capitalized stock-based compensation related to internal-use software in 2014 or 2013.
As of December 31, 2015 there was $20.3 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2011 Plan, which is expected to be recognized over a weighted-average period of 3.07 years.

13. Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers domestic employees who have attained 21 years of age and provide at least 20 hours of service per week. This plan allows U.S. employees to contribute up to 90% of their pre-tax salary in certain investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. During 2015, 2014 and 2013, the Company matched up to 50% of employee contributions up to an annual limit of $2,000. Matching contributions by the Company are fully vested upon completion of the first year of employment. Employer matching contributions, which may be discontinued at the Company’s discretion, amounted to $2.1 million, $1.9 million and $1.3 million, during 2015, 2014 and 2013, respectively.

14. Income Taxes
Loss from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S.	$(40,720)	$(88,616)	$(20,124)
International	1,711	(6,241)	(1,857)
Loss before provision for income taxes	$(39,009)	$(94,857)	$(21,981)

The income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$(16)	$—
Foreign	632	517	501
State and local	(32)	424	153
Total current income tax provision	600	925	654
Deferred:
Foreign	52	(97)	(90)
State and local	752	(526)	307
Total deferred income tax provision (benefit)	804	(623)	217
Income tax provision	$1,404	$302	$871

The following table provides a reconciliation of income taxes provided at the federal statutory rate of 34% to the income tax provision (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S. income tax at federal statutory rate	$(13,388)	$(32,246)	$(7,464)
State income taxes, net of federal benefit	342	758	544
Foreign tax rate differential	(85)	1,882	1,000
Permanent differences	254	464	231
Non-deductible impairment charges	—	7,702	—
Tax credits	(405)	(1,769)	(1,824)
Valuation allowance	14,349	23,645	8,366
Other, net	337	(134)	18
Income tax provision	$1,404	$302	$871

In November 2015, the Philippine Economic Zone Authority granted a four year tax holiday to the Company's Philippine affiliate, commencing with its fiscal year beginning January 1, 2016. The earnings per share benefit for 2015 is not material.

In December 2013, Malaysia granted a ten year tax holiday to the Company’s Malaysia affiliate, commencing with its fiscal year beginning January 1, 2014. This resulted in a tax benefit in fiscal 2013 of approximately $0.2 million from the elimination of the Malaysia subsidiary’s deferred tax liabilities. The earnings per share benefit in 2015, 2014 and 2013 is not material.

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2015 and 2014. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods (in thousands):

	December 31,
	2015	2014
Current:
Accrued liabilities	$2,390	$4,290
State taxes	1	1
Current deferred tax assets	2,391	4,291
Non-current:
Share-based compensation expense	12,823	14,177
Net operating loss carryforwards	66,541	48,594
Tax credits	5,692	5,325
Amortization of tax intangibles	7,639	5,210
Other, net	26	22
Non-current deferred tax assets	92,721	73,328
Total current and non-current deferred tax assets	95,112	77,619
Deferred tax liabilities:
Property & equipment	(6,122)	(902)
Convertible debt costs	(1,635)	(2,146)
Net deferred tax assets	87,355	74,571
Less: Valuation allowance	(85,524)	(71,935)
Net deferred tax assets	$1,831	$2,636
As of December 31, 2015 and 2014, management assessed the realizability of deferred tax assets. Management evaluated the need for an amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of our deferred tax assets, we consider all available evidence, both positive and negative.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that most of our U.S. deferred tax assets were not realizable as of December 31, 2015. Significant negative evidence included U.S. pretax losses (as calculated consistent with ASC 740) in each of the Company’s 2015 quarters and for the cumulative twelve-quarter period ended December 31, 2015. Additionally, Company forecasts indicated a continuation of U.S pretax losses for calendar 2016. Management also assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use our existing state deferred tax assets. A significant piece of objective negative evidence evaluated was a state tax law change that occurred during the second quarter ended June 30, 2015 and impacts the manner in which the Company apportions revenue. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation as of December 31, 2015, the Company has recorded a valuation allowance of approximately $0.5 million to reflect only the portion of the state deferred tax asset that is more likely than not to be realized. Note that changes in tax laws and rates may affect other deferred tax assets and liabilities recorded in the future. These changes are accounted for in the period of enactment and thus are reflected in the Company’s December 31, 2015 financial results. As a result of the state tax law change discussed above, the Company has also recorded approximately $0.3 million in our tax provision for the year ended December 31, 2015.
Management also concluded on a more-likely-than-not basis that our Singapore deferred tax assets were not realizable, using the analysis prescribed in ASC 740. Other factors were considered but provided neither positive nor negative objectively-verifiable evidence as to the realization of our deferred tax assets. The remaining deferred tax assets at December 31, 2015 relate to jurisdictions in which we have net adjusted historical pretax profits and sufficient forecast profitability to assure future realization of such deferred tax assets

Based upon available evidence, it was concluded on a more-likely-than-not basis that most of our U.S. deferred tax assets were not realizable in 2014. Significant negative evidence included U.S. pretax losses (as calculated consistent with ASC 740) in each of the Company’s 2014 quarters and for the cumulative twelve-quarter period ended December 31, 2014. Additionally, Company forecasts indicated a continuation of U.S pretax losses for calendar 2015. Management also concluded on a more- likely-than-not basis that our Singapore and Ireland deferred tax assets were not realizable, using the analysis prescribed in ASC 740. Other factors were considered but provided neither positive nor negative objectively-verifiable evidence as to the realization of our deferred tax assets. The remaining deferred tax assets in 2014 relate to jurisdictions in which we have net adjusted historical pretax profits and sufficient forecast profitability to assure future realization of such deferred tax assets.
The change in the valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $13.6 million and $29.8 million, respectively. The change in valuation allowance for the year ended December 31, 2015 of $13.6 million includes a net addition charged to expense of approximately $16.1 million offset by a write-off of approximately $2.5 million related to the effect of stock-based compensation shortfalls.
As of December 31, 2015, the Company had net operating loss carryforwards of approximately $225.2 million for federal income tax purposes and approximately $120.9 million for California income tax purposes. These losses are available to reduce taxable income and expire at various dates beginning in 2017. Approximately $50.2 million of federal net operating loss carryforwards and $35.2 million of California net operating loss carryforwards are related to excess tax benefits from stock-based compensation. The tax benefits associated with net operating losses attributed to stock-based compensation will be credited to additional paid-in capital when realized. The Company uses a “with and without” approach to determine the utilization of excess tax benefits from stock-based compensation. The Company considers only the direct impact of stock option awards when calculating the amount of windfalls or shortfalls attributable to stock-based compensation.
At December 31, 2015, the Company had $2.5 million of U.S. federal research and development credits which expire beginning in 2031, and $3.5 million of California research and development credits which do not expire. The Company also has $0.4 million of California Enterprise Zone Credits which expire beginning in 2023 if not utilized, and $2.2 million of other state tax credits which expire beginning in 2024 if not utilized.

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
The Company’s income taxes payable has been adjusted for the tax benefits associated with employee stock option transactions. These adjustments to stockholders’ equity amounted to less than $0.1 million credit and $0.1 million credit for the years ended December 31, 2015 and 2014, respectively.
The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. The Company is currently under audit by the state of California for its 2008 through 2010 tax years. The 2005 through 2014 tax years generally remain subject to examination by federal, state and foreign tax authorities.
The Company has implemented the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
Years Ended	2015	2014	2013
Beginning balance	$948	$880	$433
Additions based on tax positions related to the current year	62	169	317
Additions for tax position of prior years	—	—	130
Reductions for tax positions of prior years	(73)	(101)	—
Ending balance	$937	$948	$880
At December 31, 2015, the Company had a liability for unrecognized tax benefits of $0.9 million, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2015, the interest and penalties recognized were not material. During the years ended December 31, 2014 and 2013, the Company recognized and accrued an insignificant amount of interest or penalties related to unrecognized tax benefits.
The Company considers its undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2015 the Company’s unremitted earnings from its foreign subsidiaries was $6.9 million. The determination of the unrecognized deferred U.S. income tax liability, if any, is not practicable due to the complexities associated with its hypothetical calculation.

15. Segment and Geographical Information
Segment Information

Managed Services- The Company’s managed services solution consists of end-to-end management and optimization of the recurring revenue process, including quoting, selling and business intelligence. The Company's managed services business is built on its pay-for-performance model, whereby clients pay the Company a commission based on renewal sales that it generates on their behalf. The Company’s managed services offerings include quoting and selling services, in which dedicated service teams have specific expertise in the clients’ businesses, are deployed under the Company's clients’ brands and follow a sales process tailored specifically to improve client retention and increase service contract renewals.

Cloud and Business Intelligence- The Company’s cloud and business intelligence solution consist of its subscription sales and professional services to deploy the Company's solutions. Subscription sales consists of selling subscriptions to Renew OnDemand and Scout Analytics, both SaaS applications. The foundation of the Company’s cloud solution is Renew OnDemand, a SaaS-based renewal management system based on its data warehouse of transactional, analytical and industry data that grows with each service renewal transaction and client.

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

No client represented 10% or more of the Company's revenues in 2015. One client represented 12% and 14% of the Company's revenue in 2014 and 2013, respectively.

The following tables provide summary financial information by reportable segment (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Managed Services	Cloud and Business Intelligence	Managed Services	Cloud and Business Intelligence	Managed Services	Cloud and Business Intelligence
Net Revenue	$227,645	$24,558	$240,573	$31,607	$255,547	$16,935
Cost of Revenue	155,898	15,471	170,820	23,189	147,278	15,171
Gross Profit	$71,747	$9,087	$69,753	$8,418	$108,269	$1,764

Geographical Information

The Company’s business is geographically diverse. During 2015, 66% of our net revenue was earned in North America and Latin America (“NALA”), 24% in Europe, Middle East and Africa (“EMEA”) and 10% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from sales centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all of the service contracts sold and managed by the sales centers relate to end customers located in the same geography. All of NALA net revenue represents revenue generated in the United States.

Net revenue by geographic region, is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net revenue
NALA	$166,511	$176,928	$173,188
EMEA	59,708	70,425	73,839
APJ	25,984	24,827	25,455
Total net revenue	$252,203	$272,180	$272,482

The majority of the Company’s assets at December 31, 2015 and 2014 were attributable to its U.S. operations. Property and equipment information is based on the physical location of the assets. The following table presents the long-lived assets, consisting of property and equipment, by geographic location (in thousands):

	December 31,
	2015	2014
NALA	$21,626	$21,682
EMEA	732	1,207
APJ	3,545	2,769
Total property and equipment, net	$25,903	$25,658

16. Restructuring and Other
The Company announced at the beginning of the third quarter of 2014 a restructuring effort to better align its cost structure with current revenue levels. The restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal

Cost Obligations. Restructuring and other charges during the years ended December 31, 2015 and 2014, was $3.7 million and $3.3 million, respectively.

Restructuring charges in 2015 consisted of $1.1 million of separation payments and related employee benefits and $2.6 million of stock compensation related to the accelerated vesting of certain equity awards granted to the Company’s former interim CFO and CEO. Restructuring charges in 2014 consisted of $2.8 million of separation payments and related employee benefits and $0.5 million of charges related to cancellation of contracts with outside vendors.
Restructuring and other reserve activities for the twelve months ended December 31, 2015 and 2014 are summarized as follows (in thousands):

	Restructuring	Other	Total
Restructuring and other liability at January 1, 2014	$—	$—	$—
Charges to expense and other adjustments	2,054	1,260	3,314
Cash paid	(1,690)	(1,009)	(2,699)
Restructuring and other liability at December 31, 2014	364	251	615
Charges to expense and other adjustments	353	3,309	3,662
Cash paid	(717)	(886)	(1,603)
Acceleration of stock-based compensation expense in additional paid-in capital	—	(2,579)	(2,579)
Restructuring and other liability at December 31, 2015	$—	$95	$95

17. Related Party Transactions

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

On November 13, 2014, the Company entered into an agreement with Altai Capital Management, L.P. (Altai) whereby the Company expanded the number of seats of its Board of directors to 9 from 8 and granted a seat to Altai as long as it holds a 10% or greater equity ownership in the Company. At the Company’s 2015 Annual Meeting, Altai Capital voted all of its shares of common stock of the Company in favor of each of the Company's nominees for director.

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

18. Selected Quarterly Financial Data (Unaudited)

The following table sets forth data derived from our unaudited quarterly Condensed Consolidated Statement of Operations data for each of the eight quarters ended December 31, 2015. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	Three Months Ended
	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014(1)	Sep. 30, 2014(2)	Jun. 30, 2014	Mar. 31, 2014
	(in thousands, except per share amounts)
Net revenue	$64,960	$59,432	$61,613	$66,197	$74,654	$64,713	$65,997	$66,816
Gross profit	24,667	16,864	18,921	20,382	25,976	15,495	17,479	19,221
Loss from operations	(3,736)	(8,187)	(9,579)	(8,191)	(9,829)	(39,119)	(18,870)	(16,031)
Loss before provision for income taxes	(5,954)	(10,700)	(12,318)	(10,036)	(13,200)	(41,986)	(21,066)	(18,605)
Net loss	$(5,978)	$(10,858)	$(13,407)	$(10,170)	$(13,541)	$(41,786)	$(21,092)	$(18,740)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.13)	$(0.16)	$(0.12)	$(0.16)	$(0.50)	$(0.25)	$(0.23)

(1) During the three months ended December 31, 2014, the Company recorded a goodwill impairment charge of $1.7 million and an intangible asset impairment charge of $2.5 million.

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
Based on management’s evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2015 our disclosure controls and procedures are designed to, and are effective to, provide at a reasonable assurance level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

 None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2016 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Board Committees” in our 2016 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Code of Business Conduct and Ethics” in our 2016 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Process for Recommending Candidates to the Board of Directors” in our 2016 Proxy Statement.
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
The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth in the Notes to the Consolidated Financial Statements above, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the captions “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” in our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) All financial statements
Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages [57] through [62] of this Form 10-K.
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

SERVICESOURCE INTERNATIONAL, INC.

Dated:	March 8, 2016	By:	/s/ CHRISTOPHER M. CARRINGTON
Christopher M. Carrington
Chief Executive Officer (Principal Executive Officer)

SERVICESOURCE INTERNATIONAL, INC.

Dated:	March 8, 2016	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christopher M. Carrington, Robert N. Pinkerton and Matthew Goldberg, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the ServiceSource International, Inc. and in the capacities and on the dates indicated.

Date	Signature	Title
March 8, 2016	/s/ CHRISTOPHER M. CARRINGTON	Chief Executive Officer (Principal Executive Officer)
Christopher M. Carrington

March 8, 2016	/s/ ROBERT N. PINKERTON	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert N. Pinkerton

March 8, 2016	/s/ ROBERT G. ASHE	Director
Robert G. Ashe

March 8, 2016	/s/ STEVEN M. CAKEBREAD	Director
Steven M. Cakebread

March 8, 2016	/s/ RICHARD J. CAMPIONE	Director
Richard J. Campione

March 8, 2016	/s/ BRUCE W. DUNLEVIE	Director
Bruce W. Dunlevie

March 8, 2016	/s/ JAMES C. MADDEN	Director
James C. Madden

March 8, 2016	/s/ RISHI BAJAJ	Director
Rishi Bajaj

March 8, 2016	/s/ THOMAS F. MENDOZA	Director
Thomas F. Mendoza

March 8, 2016	/s/ BARRY D. REYNOLDS	Director
Barry D. Reynolds

Index to Exhibits

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
3.1	Certificate of Incorporation of the Company filed March 24, 2011		3.1	Form 8-K (No. 001- 35108)	April 1, 2011
3.2	Bylaws of the Company dated March 24, 2011		3.2	Form 8-K (No. 001- 35108)	April 1, 2011
4.1	Registration and Information Rights Agreement dated as of December 8, 2006, between the Registrant and GA SS Holding LLC, SSLLC Holdings, Inc., Housatonic Micro Fund SBIC, LP and Housatonic Equity Investors SBIC, LP		4.1	Form S-1/A (No. 333- 171271)	February 25, 2011
4.2	Securities Purchase Agreement and Registration Rights Schedule dated as of January 31, 2003, between the Registrant and the 2003 Holders		4.2	Form S-1/A (No. 333- 171271)	February 25, 2011
4.3	Specimen common stock certificate of the Registrant		4.3	Form S-1/A (No. 333- 171271)	March 11, 2011
4.4	Indenture between ServiceSource International, Inc. and Wells Fargo Bank, National Association, dated as of August 13, 2013		4.4	Form 8-K (No. 001-35108)	August 14, 2013
4.5	Registration Rights Agreement dated as of November 13, 2014, by and between the Company and Altai Capital Management, L.P.		10.2	Form 8-K (No. 001-35108)	November 14, 2014
10.1+	Form of Director and Executive Officer Indemnification Agreement		10.1	Form S-1 (No. 333- 171271)	December 20, 2010
10.2+	2004 Omnibus Share Plan and forms of agreements thereunder		10.2	Form S-1 (No. 333- 171271)	December 20, 2010
10.3+	2008 Share Option Plan and form of agreement thereunder		10.3	Form S-1 (No. 333- 171271)	December 20, 2010
10.4+	2011 Equity Incentive Plan and forms of agreements thereunder		4.4	Form S-8 (No. 333- 173116)	March 28, 2011
10.5+	2011 Equity Incentive Plan form of Restricted Stock Award Agreement		10.1	Form 8-K (No. 001- 35108)	February 10, 2012
10.6+	2011 Employee Stock Purchase Plan and form of agreement thereunder		4.5	Form S-8 (No. 333- 173116)	March 28, 2011

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
10.7	Form of Convertible Note Hedge Confirmation		10.3	Form 8-K (No. 001-35108)	August 9, 2013
10.8	Form of Warrant Confirmation		10.4	Form 8-K (No. 001-35108)	August 9, 2013
10.9	Employment and Confidential Information Agreement dated as of November 16, 2014, between the Company and Christopher M. Carrington		10.15	Form 10-K/A (No. 001-35108)	March 17, 2015
10.10+	Separation Agreement dated as of December 31, 2014 between the Company and Richard Campione		10.16	Form 10-K/A (No. 001-35108)	March 17, 2015
10.11+	Letter Agreement, dated November 13, 2014, by and between the Company and Altai Capital		10.1	Form 8-K (No. 001-35108)	November 14, 2014
10.12+	Employment and Confidential Information Agreement dated as of April 6, 2015, between the Company and Robert N. Pinkerton		10.1	Form 10-Q (No. 001-35108)	May 8, 2015
10.13+	Separation Agreement dated as of April 6, 2015 between the Company and Simon Biddiscombe		10.1	Form 10-Q (No. 001-35108)	August 7, 2015
10.14+	Board Resignation Agreement dated as of May 22, 2015 between the Company and Michael Smerklo		10.2	Form 10-Q (No. 001-35108)	August 7, 2015
10.15+	Employment Agreement dated as of June 8, 2015 between the Company and Brian Delaney		10.1	Form 10-Q (No. 001-35108)	November 6, 2015
10.16+	Employment Agreement dated as of April 20, 2015 between the Company and Gregory Hopkins		10.2	Form 10-Q (No. 001-35108)	November 6, 2015
21.1	List of subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form/File No.	Filing Date
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

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