Form 10-Q
period 2016-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2016-05-09
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 29, 2016
Common Stock	85,376,414

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$61,394	$72,334
Short-term investments	136,917	136,378
Accounts receivable, net	55,044	56,563
Deferred income taxes	97	97
Prepaid expenses and other	7,158	8,167
Total current assets	260,610	273,539
Property and equipment, net	29,293	25,903
Deferred income taxes, net of current portion	662	1,759
Goodwill and intangibles, net	9,066	9,444
Other assets, net	7,075	6,919
Total assets	$306,706	$317,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,746	$1,067
Accrued taxes	692	1,112
Accrued compensation and benefits	17,872	22,116
Deferred revenue	5,886	5,770
Accrued expenses	7,636	4,716
Other current liabilities	1,500	2,327
Total current liabilities	36,332	37,108
Obligations under capital leases, net of current portion	173	198
Convertible notes, net	128,155	126,051
Other long-term liabilities	4,083	4,113
Total liabilities	168,743	167,470
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 85,473 shares issued and 85,352 shares outstanding as of March 31, 2016; 86,893 shares issued and 86,772 shares outstanding as of December 31, 2015	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	328,247	331,922
Accumulated deficit	(190,961)	(181,822)
Accumulated other comprehensive income	1,110	427
Total stockholders’ equity	137,963	150,094
Total liabilities and stockholders’ equity	$306,706	$317,564
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenue	$59,750	$66,197
Cost of revenue	41,434	45,815
Gross profit	18,316	20,382
Operating expenses:
Sales and marketing	10,454	10,835
Research and development	2,163	4,822
General and administrative	12,043	12,165
Restructuring and other	—	751
Total operating expenses	24,660	28,573
Loss from operations	(6,344)	(8,191)
Interest expense and other, net	(1,509)	(1,845)
Loss before income taxes	(7,853)	(10,036)
Income tax provision	1,288	134
Net loss	$(9,141)	$(10,170)
Net loss per share, basic and diluted	$(0.11)	$(0.12)
Weighted average common shares outstanding, basic and diluted	86,081	84,252
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(9,141)	$(10,170)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	765	(247)
Unrealized gain on short-term investments, net of tax	345	375
Other comprehensive income (loss), net of tax	1,110	128
Total comprehensive loss	$(8,031)	$(10,042)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(9,141)	$(10,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,737	3,500
Amortization of debt discount and issuance costs	2,103	1,924
Accretion of premium on short-term investments and other	405	(37)
Deferred income taxes	1,097	8
Stock-based compensation	2,859	4,568
Restructuring and other	—	(689)
Changes in operating assets and liabilities:
Accounts receivable, net	2,029	4,075
Deferred revenue	85	463
Prepaid expenses and other	983	92
Accounts payable	1,702	485
Accrued taxes	(434)	(781)
Accrued compensation and benefits	(4,427)	(1,870)
Accrued expenses	1,584	(3,675)
Other liabilities	(920)	(359)
Net cash provided by (used in) operating activities	1,662	(2,466)
Cash flows from investing activities
Acquisition of property and equipment	(5,279)	(2,669)
Restricted cash	—	(1,244)
Purchases of short-term investments	(30,999)	(17,035)
Sales of short-term investments	31,155	16,630
Net cash used in investing activities	(5,123)	(4,318)
Cash flows from financing activities
Repayment on capital leases obligations	(66)	(45)
Repurchase of common stock	(7,260)	—
Proceeds from common stock issuances	691	648
Net cash (used in) provided by financing activities	(6,635)	603
Net decrease in cash and cash equivalents	(10,096)	(6,181)
Effect of exchange rate changes on cash and cash equivalents	(844)	1,034
Cash and cash equivalents at beginning of period	72,334	90,382
Cash and cash equivalents at end of period	$61,394	$85,235
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Basis of Presentation

ServiceSource International, Inc. (together with its subsidiaries, the “Company”) is a global leader in customer and revenue lifecycle solutions that power enterprise revenue relationships, partnering with B2B technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving end customer relationships and loyalty. The Company delivers these results via dedicated service teams and integral cloud-based technologies, leveraging benchmarks and best-practices derived from its rich database of service and renewal behavior. By integrating managed services, cloud software and data, the Company provides its clients with insights into their end customers' businesses, end-to-end management and optimization of the service-contract renewals process and customer success activities, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its clients based on renewal sales that the Company generates on their behalf under a pay-for-performance or flat-rate model. In addition, the Company also provides a purpose-built cloud application to maximize the renewal of subscriptions, maintenance and support contracts and receives subscription fees from its clients for the SaaS product. The Company’s corporate headquarters are located in San Francisco, California. The Company has additional U.S. offices in Colorado, Tennessee and Washington, and international offices in Bulgaria, Ireland, Japan, Malaysia, the Philippines, Singapore and the United Kingdom.

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of ServiceSource International, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company's audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on March 8, 2016. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K.
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

The Company’s Chief Executive Officer ("CEO") is its chief operating decision maker. The CEO historically managed the Company as two reportable segments: Managed Services and Cloud and Business Intelligence ("CBI") based on the discrete financial information available for each segment.  However, during the second half of 2015, the Company began implementing a series of actions to emphasize a one-company, single go-to-market strategy for its services offering that resulted in the reorganization of its CBI personnel and sales team delivery structure. The objective of these actions was to more closely integrate and support the Managed Services organization with the Company’s cloud technologies and to eliminate new stand-alone CBI cloud offerings. Further, due to this reorganization and shift to a single go-to-market strategy, discrete cost information was no longer separately available for the former CBI segment. Consequently, as of the first quarter of 2016, the CEO manages and allocates resources on a company-wide basis as a single segment that is focused on service offerings which integrate data, processes and cloud technologies.
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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal Use Software, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for the Company in fiscal year 2016. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company has historically accounted for its cloud computing arrangements as a service contract. Consequently, adoption of ASU No. 2015-03 had no impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The standard may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company is currently evaluating the impact that adoption of ASU No. 2015-17 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this authoritative guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This standard simplifies and clarifies certain aspects of share-based payment accounting and presentation. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently assessing the impact that adoption of ASU 2016-09 will have on its consolidated financial statements.
Reclassifications
Amounts shown in Other assets, net, caption in the Consolidated Balance Sheet as of December 31, 2015 have been reclassified to Convertible notes, net, to reflect the current period presentation as a result of the adoption of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. See Note 6 - Debt.
Note 2 — Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. The Company has cash and cash equivalents held on its behalf by a third party of $0.5 million and $0.8 million as of March 31, 2016 and December 31, 2015, respectively. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that other-than-temporary declines in fair value have occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three months ended March 31, 2016 and 2015 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$60,173	$—	$—	$60,173
Cash equivalents:
Money market mutual funds	1,221	—	—	1,221
Total cash and cash equivalents	61,394	—	—	61,394
Short-term investments:
Corporate bonds	54,782	134	(92)	54,824
U.S. agency securities	36,286	159	—	36,445
Asset-backed securities	28,060	44	(12)	28,092
U.S. Treasury securities	17,444	112	—	17,556
Total short-term investments	136,572	449	(104)	136,917
Cash, cash equivalents and short-term investments	$197,966	$449	$(104)	$198,311
December 31, 2015

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$72,105	$—	$—	$72,105
Cash equivalents:
Money market mutual funds	229	—	—	229
Total cash and cash equivalents	72,334	—	—	72,334
Short-term investments:
Corporate bonds	54,434	—	(389)	54,045
U.S. agency securities	36,010	—	(187)	35,823
Asset-backed securities	30,665	—	(132)	30,533
U.S. Treasury securities	16,024	—	(47)	15,977
Total short-term investments	137,133	—	(755)	136,378
Cash, cash equivalents and short-term investments	$209,467	$—	$(755)	$208,712
The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$15,655	$15,648
Due in 1 to 3 years	122,138	122,490
Total	$137,793	$138,138
As of March 31, 2016, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of March 31, 2016 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Cash equivalents:
Money market mutual funds	$1,221	$1,221	$—
Total cash equivalents	1,221	1,221	—
Short-term investments:
Corporate bonds	54,824	—	54,824
U.S. agency securities	36,445	—	36,445
Asset-backed securities	28,092	—	28,092
U.S. Treasury securities	17,556	—	17,556
Total short-term investments	136,917	—	136,917
Cash equivalents and short-term investments	$138,138	$1,221	$136,917

The Company has restricted cash of $1.2 million within Other assets as of March 31, 2016 and December 31, 2015. The restricted cash is classified within Level 1.
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

The convertible notes issued by the Company in August 2013 are shown on the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of March 31, 2016 and December 31, 2015 was $118.9 million and $126.0 million, respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any other financial instruments or long-term debt measured at fair value as of March 31, 2016 and December 31, 2015.
Note 4 — Other Current Liabilities

Other current liabilities balances were comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued Interest - Convertible Notes	$375	$948
Deferred Rent	782	738
ESPP Withholding	343	641
Total	$1,500	$2,327
Note 5 — Credit Facility and Capital Leases
Letter of Credit
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a new San Francisco facility. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash on the accompanying condensed consolidated balance sheets.
Capital Leases
The Company has capital lease agreements that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 3.6% and 5.7% at March 31, 2016 and 2015, respectively.
Future minimum annual payments under capital lease obligations as of March 31, 2016 were as follows (in thousands):

March 31, 2016
Years Ending December 31,
2016 (remaining nine months)	$72
2017	67
2018	69
2019	54
2020	—
Total	$262
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
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, upon a fundamental change as defined in the Indenture. In addition, upon certain events of default as defined in the Indenture, the trustee, or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, on all the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. The Notes were not subject to repurchase at March 31, 2016.
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

The Company incurred transaction costs of approximately $4.9 million related to the issuance of the Notes. In accounting for these costs, the Company allocated the costs to the debt and equity components in proportion to the allocation of proceeds from the issuance of the Notes to such components. Transaction costs allocated to the debt component of $3.6 million were recorded as a deferred asset in other assets, net, and amortized to interest expense over the term of the Notes. The transaction costs allocated to the equity component of $1.3 million were recorded to additional paid-in capital.
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Principal amount	$150,000	$150,000
Unamortized debt discount	(19,984)	(21,908)
Unamortized debt issuance costs	(1,861)	(2,041)
Net carrying amount	$128,155	$126,051
The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual interest expense at 1.5% per annum	$563	$563
Amortization of debt issuance costs	179	164
Accretion of debt discount	1,924	1,755
Total	$2,666	$2,482
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
Note 7 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through November 30, 2022. Rent expense for the three months ended March 31, 2016 and 2015 was $2.6 million and $2.2 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

In April 2016, the Company signed a 6-year office lease expiring in July 2022, for a new international sales center in Singapore to occupy 17,626 square feet. The total minimum lease payments are estimated to be approximately $4.8 million over the lease term.
Future annual minimum lease payments under all noncancelable operating leases as of March 31, 2016 were as follows (in thousands):

March 31, 2016
Years Ending December 31,
2016 (remaining nine months)	$7,632
2017	10,037
2018	9,420
2019	8,065
2020	6,888
Thereafter	10,162
Total	$52,204
Litigation
On July 8, 2015, a single plaintiff filed a putative securities class action lawsuit, Weller v. ServiceSource International, Inc. et al., in the U.S. District Court for the Northern District of California (the “Weller Lawsuit”) against the Company and the Company’s former Chief Executive Officer. The Weller Lawsuit was brought on behalf of purchasers of Company stock during the period January 22, 2014 through May 1, 2014, and alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").   In connection with the mandatory lead plaintiff appointment process under the Private Securities Litigation Reform Act ("PSLRA"), various law firms issued press releases between July 2015 and September 2015 to search for additional shareholders that would be willing to serve as lead plaintiffs in this lawsuit.  This solicitation period ended on September 29, 2015 and no other shareholders came forward, leaving only the named plaintiff as the sole shareholder seeking to be appointed lead plaintiff. The court appointed Weller a lead plaintiff on October 21, 2015. At this time, no motion to certify a class has been filed. The Company believes that the claims are meritless, and will vigorously defend itself against such claims.
From time to time, the Company may be subject to other litigation or threatened litigation arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on it's business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies.
Note 8 - Share Repurchase Program, Stock-Based Compensation and ESPP
In August 2015, the Board authorized a stock repurchase program ("the program") with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $21.5 million as of March 31, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The Company cash settles with the program broker periodically and reflects any unsettled amounts as a current liability at each period end.

The following shares of common stock were repurchased under the above-described repurchase plan:

	Number of Shares (in thousands)	Weighted Average Repurchase Price Per Share	Amount (includes commissions) (in thousands)
2016:
First quarter	1,835	$3.96	$7,260

2015:
Fourth quarter	136	$4.09	$557
Third Quarter	159	$4.12	655
Total common stock repurchases	2,130		$8,472
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$468	$836
Sales and marketing	862	931
Research and development	197	548
General and administrative	1,332	2,253
Total stock-based compensation	$2,859	$4,568
The above table does not include $0.2 million of capitalized stock-based compensation related to internal-use software during the three months ended March 31, 2016. There was no capitalized stock-based compensation related to internal-use software during the three months ended March 31, 2015.
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
We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using peer company volatility and the number of options that will be forfeited prior to vesting. Prior to January 1, 2016, the expected stock price volatility assumption was determined by examining the historical volatilities for industry peers. Effective January 1, 2016, the stock price volatility assumption was determined by examining a blend of the historical volatilities for industry peers and the trading history for the Company’s common stock.

Option and restricted stock activity under the 2011 Plan for the three months ended March 31, 2016 was as follows (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2015	7,055	10,616	$4.79	4,552
Additional shares reserved under the 2011 equity incentive plan	3,478	—	—	—
Granted	(476)	302	3.90	174
Options exercised/ Restricted stock released		(24)	3.93	(242)
RSU shares withheld for taxes	13	—	—	13
Canceled/Forfeited	762	(312)	5.42	(450)
Outstanding — March 31, 2016	10,832	10,582	$4.75	4,047

The weighted average grant-date fair value of employee stock options granted during the three months ended March 31, 2016 and 2015 was $2.08 and $1.12 per share, respectively. The unamortized grant date fair value of both stock options and restricted stock awards totaled $18.2 million at March 31, 2016.

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

The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2016, approximately 0.9 million additional shares were reserved under the ESPP pursuant to the plan's automatic increase provision. As of March 31, 2016, 1.6 million total shares had been issued under the ESPP and 3.3 million shares were available for future issuance.

Note 9 — Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The tax years 2010 through 2015 remain subject to examination by federal, state and foreign tax authorities. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S. In November 2015, the Philippine Economic Zone Authority granted a four year tax holiday to the Company's Philippine affiliate, commencing with its fiscal year, beginning January 1, 2016. The aggregate dollar and earnings per share impact is not material.

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

The Company continues to record valuation allowance to reflect only the portion of the state deferred tax asset that is more likely than not to be realized. Note that changes in tax laws and rates may affect other deferred tax assets and liabilities recorded in the future. These changes are accounted for in the period of enactment and thus are reflected in the Company’s March 31, 2016 financial results.
For the first quarter of 2016, the Company recorded income tax expense of $1.3 million. This amount primarily represents $0.7 million of anticipated taxes in jurisdictions where the Company has profitable operations, including certain U.S. states and foreign jurisdictions and approximately $0.6 million related to an increase in valuation allowance which reflects the portion of certain state deferred tax assets that are more likely than not to be realized. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
The gross amount of the Company's unrecognized tax benefits was $0.9 million as of March 31, 2016 and December 31, 2015, none of which, if recognized, would affect the Company’s effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015.
This Quarterly Report on Form 10-Q contains “forward looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. These forward looking statements include, but are not limited to, statements related to changes in market conditions that impact our ability to generate service revenue on behalf of our clients; errors in estimates as to the service revenue we can generate for our clients; our ability to attract new clients and retain existing clients; risks associated with material defects or errors in our software or the effect of data security breaches; our ability to adapt our solution to changes in the market or new competition; our ability to improve our clients’ renewal rates, margins and profitability; our Opportunity Under Management; our ability to increase our revenue and contribution margin over time from new and existing customers, including as a result of sales of our next generation technology platform, Renew OnDemand, on a stand-alone subscription basis; our ability to implement Renew OnDemand, ServiceSource Revenue Analytics, ServiceSource Customer Success or our other SaaS technologies; our strategy with respect to our business services and SaaS businesses, cloud technologies and managed services and cost allocation and management efforts; the potential effect of mergers and acquisitions on our client base; business strategies and new sales initiatives; technology development; protection of our intellectual property; investment and financing plans; liquidity, our leverage consisting of convertible notes and related matters concerning our note hedges and warrants; our stock repurchase program; our competitive position; the effects of competition; industry environment; potential growth opportunities; our expected benefits from the acquisition of Scout Analytics; and our expected benefits from international expansion; our expected benefits from integrating managed services, cloud software and data. Forward looking statements are also often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” Furthermore, such forward looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
All dollar amounts expressed as numbers in this MD&A are in millions unless otherwise noted.
OVERVIEW
ServiceSource International, Inc. (NASDAQ: SREV) is the global leader in customer and revenue lifecycle solutions that power enterprise revenue relationships. Based on the science of Revenue Lifecycle Management ("RLM"), ServiceSource provides some of the world's leading business to business ("B2B") companies with expert, technology-enabled services and solutions that are proven to grow and retain revenue from existing customers, directly or through a channel. With a holistic approach to managing the entire revenue lifecycle (which includes onboarding, client success, quoting, up-sell, cross-sell, warranty services and renewals), ServiceSource solutions help drive improved customer adoption, expansion and retention for our B2B clients.
Our solutions are comprised of a unique and precise mix of managed services, a purpose-built RLM technology platform and best-practice processes developed over more than 15 years of exclusive focus on revenue retention, revenue growth and customer success. With the experience of nearly $8.4 billion in recurring revenue sold in 2015 and global deployments across

40 languages and 150 countries, ServiceSource solutions can uniquely leverage industry and company data, leading-edge technology and best-practices drawn from our significant and in-depth database of renewal benchmarks. By integrating managed services, cloud software and data, we provide our clients with insights into their end customers’ businesses, end-to-end management and optimization of end customer onboarding, adoption, subscription, asset management, and service contract renewal processes whether managed by us directly or through our client’s channel partners.
Our managed services offering leverages either a pay-for-performance or a flat-rate model whereby our clients pay us a commission based on renewal sales that we generate on their behalf. Our cloud software technologies are an integral component to our unique RLM technology platform and may be managed by ServiceSource or provided directly to the client. Such cloud technologies include: ServiceSource Revenue Analytics, Renew OnDemand and the ServiceSource Customer Success application, all of which automate and provide data driven insights into these highly valuable but typically manual business processes. This blend of technology capabilities, managed services and best-practice process can drive higher subscription, maintenance and support revenue while improving customer retention and increasing business predictability.

The scalability of our solution enables us to sell in over 40 languages from six centers around the globe. Our solution is designed to optimize recurring revenue across different revenue models, distribution models, and segments, including hardware, software, SaaS, industrial systems, information and media, as well as technology-enabled health care and life sciences.

Our Chief Executive Officer ("CEO") is the chief operating decision maker and has historically managed the Company as two reportable segments: Managed Services and Cloud and Business Intelligence ("CBI") based on the discrete financial information available for each segment.  However, during the second half of 2015, we began implementing a series of actions to emphasizes a one-company, single go-to-market strategy for our services offering that resulted in the reorganization of our CBI personnel and sales team delivery structure. The objective of these actions was to more closely integrate and support the Managed Services organization with our cloud technologies and to eliminate new stand-alone CBI cloud offerings. Further, due to this reorganization and shift to a single go-to-market strategy, discrete cost information is no longer separately available for the former CBI segment. Consequently, as of the first quarter of 2016, our CEO manages and allocates resources on a company-wide basis as a single segment that is focused on service offerings which integrate data, processes and cloud technologies.
Key Business Metrics
In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under, “Basis of Presentation.” These key metrics include Opportunity Under Management and number of engagements, both of which are non-GAAP metrics.

Opportunity Under Management. At December 31, 2015, we estimated our Opportunity Under Management was approximately $9.9 billion. Opportunity Under Management is a non-GAAP metric that represents our estimate of the value of all end customer service contracts that we have the opportunity to sell on behalf of our clients over a designated period of time. In addition, we processed more than $4.0 billion of contract value through our cloud technologies in 2015 for which we received fees. Opportunity Under Management is not a measure of our expected revenue. Opportunity Under Management reflects our estimate over a designated period of time and should not be used to estimate our opportunity for any particular quarter within that period. Also, the value of end customer contracts actually delivered during a given period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our clients and their end customers. We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by our clients in past periods, the minimum value of end customer contracts that our clients are required to give us the opportunity to sell pursuant to the terms of our contracts with them, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by our clients, the value of end customer contracts included in the Service Performance Analysis ("SPA") and collaborative discussions with our clients assessing their expectations as to the value of service contracts that they make available to us for sale. While the minimum value of end customer contracts that our clients are required to give us represents a portion of our estimated Opportunity Under Management, a significant portion of the Opportunity Under Management is estimated based on the other factors described above. As our experience with our business, our clients and their contracts has grown, we have continually refined the process, improved the assumptions and expanded the data related to our calculation of Opportunity Under Management. When estimating Opportunity Under Management, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given period to differ from our estimate of Opportunity Under Management. These factors include:

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

Our revenue also depends on our booking rates and commissions. Our bookings is the total amount of Opportunity Under Management that we renew on behalf of our clients. Our commission rate is an agreed-upon percentage of the renewal value of end customer contracts that we sell on behalf of our clients.

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

In 2015, we experienced a decline in Opportunity Under Management due to a number of contractions and non-renewals by some of our clients. We expect the reduction in Opportunity Under Management experienced in 2015 will continue to impact our revenues for the remainder of 2016 until we can replace this decline in Opportunity Under Management.

Number of Engagements. We track the number of engagements we have with our clients. We often have multiple engagements with a single client, particularly where we manage the sales of service renewals relating to different product lines, technologies, types of contracts or geographies for the customer. When the set of renewals we manage on behalf of a client is associated with a separate client contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a service sales team to manage the renewals, we designate the set of renewals and associated revenues and costs as a unique engagement. For example, we may have one engagement consisting of a service sales team selling maintenance contract renewals of a particular product for a client in the United States and another engagement consisting of a sales team selling warranty contract renewals of a different product for the same client in Europe. These would count as two engagements. We had 154, 191 and 150 engagements as of December 31, 2015, 2014 and 2013, respectively.
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

Contract Terms. A significant portion of our revenue comes from our pay-for-performance model. Under our pay-for-performance model, we earn commissions based on the value of service contracts we sell on behalf of our clients. In some cases, we earn additional performance-based commissions for exceeding pre-determined service renewal targets.

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

We have several SaaS-based applications that we develop and support: Renew OnDemand (our purpose-built offering to manage and maximize recurring revenue), ServiceSource Revenue Analytics (our SaaS offering to help companies with predictive analytics for recurring revenue), and other SaaS cloud technologies such as ServiceSource Customer Success. Our research and development costs are primarily related to these SaaS based applications and development of other technologies that are integrated with our overall solutions. We intend to maintain client support, training and professional service organizations to support deployments of our SaaS based applications and solutions. We expect our research and development costs to decline throughout the remainder of 2016 as we complete the development of specific, major releases.
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

We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been a small percentage of total revenue. We expect revenues generated from subscriptions of Renew OnDemand and ServiceSource SaaS cloud technologies to decline for the remainder of 2016. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.

We have generated a significant portion of our revenue from a limited number of clients. Our top ten customers accounted for 62% and 54% of our net revenue for the three months ended March 31, 2016 and 2015, respectively.

Effective April 2015, our largest customer at that time reduced the scope of our managed services engagement with us and its subscription of our legacy system. Our Opportunity Under Management as of December 31, 2015 reflects this reduction.

The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue. We experienced a slight decrease in revenue in the three months ended March 31, 2016 due to cancellations and reductions in the number of customer engagements in excess of new customer engagement additions and expansions for the existing managed services base. The customer engagement cancellations and reductions in 2015 returned to historical rates after being above these historical averages in 2014. Since revenue recognized from client cancellations and reductions continues a quarter or two past the date of termination, depending on client contract, revenues in the first half of 2016 as compared to the prior year period are slightly impacted. The timing of cancellations and client reductions can have a material impact to our revenue.

Our business is geographically diversified. Through the three months ended March 31, 2016, 64% of our net revenue was earned in North America and Latin America (“NALA”), 25% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. APJ is our newest region, and as a result accounts for less of our net revenue. In addition, our Kuala Lumpur and Manila locations are global service delivery centers where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.
Cost of Revenue and Gross Profit

Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs. Compensation expense includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or Opportunity Under Management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed under, “Factors Affecting Our Performance-Implementation Cycle”. We saw material reductions in cost of revenue expenses in 2015 related primarily to our efforts to better align our personnel costs with the decrease in revenue during 2015. We expect cost of revenues to remain flat to increase slightly throughout 2016 as additional cost reduction measures will be offset by incremental investments in technology, the addition of new service delivery centers and the expansion of our client engagements. Gross profit as a percent of revenue is expected to be flat to slightly improved for the remainder of 2016.

Operating Expenses

Sales and Marketing. Sales and marketing expenses are a significant component of our operating costs and consist primarily of compensation expenses and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between the contract signing date and twelve to fourteen months following the execution of the applicable contract. When commissions are paid upon contract signing and are not contingent on future payments and continued employment, we consider that portion of the commission to be earned and therefore expensed at contract signing. We currently expect sales and marketing expenses to decline for the remainder of 2016, and decrease or remain flat as a percentage of revenue in future years.

Research and Development. Research and development expenses consist primarily of employee compensation expense, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products and applications related to our technology platform. In connection with the development and enhancements of our SaaS cloud applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to decline in the remainder of 2016, and decrease or remain flat as a percentage of revenue in future years.

General and Administrative. General and administrative expenses consist primarily of employee compensation expense for our executive, human resources, finance and legal functions, and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses. We expect that our general and administrative expenses will increase for the remainder of 2016 as we invest in additional facilities, expand our learning and development function and invest in additional information technology.

Restructuring and other. Restructuring and other expenses consist primarily of stock compensation expense related to the accelerated vesting of certain equity awards, employees' separation payments and related employee benefits and charges related to cancellation of contracts. We completed this restructuring in 2015.

Interest Expense and Other, Net

Interest expense. Interest expense consists primarily of interest expense associated with our convertible debt, imputed interest from capital lease payments, accretion of debt discount; and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. We expect our interest expense to increase slightly for the remainder of 2016 from accretion of debt discount, amortization of deferred financing costs and contractual interest costs as a result of our August 2013 issuance of $150.0 million aggregate principal amount of convertible notes due August 2018.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net revenue	$59,750	$66,197
Cost of revenue	41,434	45,815
Gross profit	18,316	20,382
Operating expenses:
Sales and marketing	10,454	10,835
Research and development	2,163	4,822
General and administrative	12,043	12,165
Restructuring and other	—	751
Total operating expenses	24,660	28,573
Loss from operations	(6,344)	(8,191)
Interest expense and other, net	(1,509)	(1,845)
Loss before income taxes	(7,853)	(10,036)
Income tax provision	1,288	134
Net loss	$(9,141)	$(10,170)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$468	$836
Sales and marketing	862	931
Research and development	197	548
General and administrative	1,332	2,253
Total stock-based compensation	$2,859	$4,568

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended March 31,
	2016	2015
	(as % of net revenue)
Net revenue	100%	100%
Cost of revenue	69%	69%
Gross profit	31%	31%
Operating expenses:
Sales and marketing	17%	16%
Research and development	4%	7%
General and administrative	20%	18%
Restructuring and other	—%	1%
Total operating expenses	#REF!	#REF!
Loss from operations	#REF!	#REF!
Three months ended March 31, 2016 and March 31, 2015

Net Revenue, Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
Net Revenue	$59,750	$66,197	$(6,447)	(10)%
Cost of Revenue	41,434	45,815	(4,381)	(10)%
Gross Profit	18,316	20,382	(2,066)	(10)%

Net revenue decreased $6.4 million, or 10%, for the first quarter of 2016 compared to the first quarter of 2015. The overall decrease in revenue was due to customer cancellations and reductions, in excess of new customer engagement additions from the previous quarter. Customer cancellations and reductions in the number of customer engagements in the first quarter of 2016 were lower than previous quarters but continue to be slightly more than new business generated. We expect the effects of prior quarters’ cancellations and reductions to decline through the remainder of 2016.

The $4.4 million, or 10%, decrease in our cost of revenue in the first quarter of 2016 compared to the first quarter of 2015 reflects a $4.6 million decrease in employee compensation expense as a result of lower headcount that corresponded with our efforts to better align employee costs with revenue, a decrease of $0.4 million in temporary labor and consulting costs and a $0.1 million decrease in travel costs, offset by a $0.1 million increase in information technology costs.

Gross profit in the first quarter of 2016 decreased by $2.1 million, or 10%, compared to the same period in 2015 which is in line with the decrease in revenue and proportionate reduction in employee related costs.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$10,454	$10,835	$(381)	(4)%
Research and development	2,163	4,822	(2,659)	(55)%
General and administrative	12,043	12,165	(122)	(1)%
Restructuring and other	—	751	(751)	(100)%
Total operating expenses	$24,660	$28,573	$(3,913)	(14)%
Includes stock-based compensation of:
Sales and marketing	$862	$931	$(69)
Research and development	197	548	(351)
General and administrative	1,332	2,253	(921)
Total stock-based compensation	$2,391	$3,732	$(1,341)
Sales and marketing expenses
The $0.4 million, or 4%, decrease in sales and marketing expenses in the first quarter of 2016 compared to the first quarter of 2015 resulted from $0.7 million decrease in marketing programs costs and $0.1 million decrease in temporary labor and consultant costs. Offsetting this decrease was a $0.3 million increase in employee compensation costs and a $0.2 million increase in travel costs.
Research and development expenses
The $2.7 million, or 55%, decrease in research and development expense in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to a $1.8 million decrease in employee compensation costs associated with a decrease in headcount, a $0.7 million decrease in temporary labor and consulting costs and a $0.1 million decrease in information technology costs.
Internal-use software development capitalization increased by $1.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to new development efforts related to our Renew on Demand and internal managed services platforms. We expect to continue to invest in our technology platforms to support our services offering and thus capitalizing internal-use software costs in the future. However, the amount capitalized will depend on the future level of expenditures on research and development.
General and administrative expenses
The $0.1 million, or 1%, decrease in general and administrative expense in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 reflected a $0.6 million decrease in employee compensation expense related to lower headcount offset by a $0.4 million increase in rent and facility costs.
Restructuring and other expenses
The $0.8 million, or 100%, decrease in restructuring and other in the first quarter of 2016 compared to the first quarter of 2015 was due to the Company completing restructuring efforts in 2015.
Interest Expense and Other, Net

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
Interest expense	2,681	$2,507	$174	7%
Other, net	(1,172)	(662)	(510)	77%

Interest expense increased by $0.2 million, or 7%, in the first quarter of 2016 compared to the first quarter of 2015 was due to the increased accretion of debt discount under the effective interest method related to the convertible notes issued in August 2013.
Other, net increased by $0.5 million, or 77%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, and was primarily due to foreign currency gains as a result of the U.S. dollar strengthening against the Euro and other foreign currencies of countries where we have operations.
Income Tax Provision

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
Income tax provision	$1,288	$134	$1,154	*
*Not considered meaningful.
For the first quarter of 2016, we recorded income tax expense of $1.3 million. This amount primarily represents $0.7 million of anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions and approximately $0.6 million related to an increase in valuation allowance which reflects the portion of certain state deferred tax assets that are more likely than not to be realized. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
For the first quarter of 2015, we recorded income tax expense of $0.1 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. state and foreign jurisdictions, offset by benefits available from foreign losses. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
Liquidity and Capital Resources
At March 31, 2016, we had cash, cash equivalents and short-term investments of $198.3 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. In addition, at March 31, 2016, we had cash and cash equivalents of $6.9 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and we do not have current plans to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the U.S.
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
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless converted earlier. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.1 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes were not subject to conversion or repurchase at March 31, 2016 and are classified as a noncurrent liability on our condensed consolidated balance sheet.
Share Repurchase Program
In August 2015, the Board authorized a stock repurchase program (“the program”) with a maximum authorization repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $21.5 million at March 31, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2016, the Company repurchased 1.8 million shares of its common stock under the program at an average price of $3.96 per share for a total of $7.3 million. All repurchases were made using cash resources, and the reacquired shares were retired upon repurchase.
Letter of Credit and Restricted Cash
In May 2015 the Company commenced a 7-year office lease expiring in November 2022 for a new corporate headquarters in San Francisco, California. In connection with this new lease commitment, the Company was required to issue a $1.2 million letter of credit to the landlord. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in our condensed consolidated balance sheet as of March 31, 2016.
Summary Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$1,662	$(2,466)
Net cash used in investing activities	(5,123)	(4,318)
Net cash (used in) provided by financing activities	(6,635)	603
Net decrease in cash and cash equivalents, net of impact of exchange rate changes on cash	(10,940)	(5,147)
Operating Activities
Net cash provided by operating activities was $1.7 million during the three months ended March 31, 2016. Net loss during the period was $9.1 million adjusted by non-cash charges of $3.7 million for depreciation and amortization, $2.1 million of amortization of debt discount and issuance costs, $1.1 million for deferred income taxes and $2.9 million for stock-based compensation. Cash provided by operations as a result of the changes in our working capital include a $2.0 million decrease in accounts receivable and a $4.4 million decrease in accrued compensation and benefits. Uses of cash were related to a $1.6 million increase in accrued expenses and a $1.7 million increase in accounts payable.
Net cash used by operating activities was $2.5 million during the three months ended March 31, 2015. Net loss during the period was $10.2 million adjusted by non-cash charges of $3.5 million for depreciation and amortization, $1.9 million of amortization of debt discount and issuance costs and $4.6 million for stock-based compensation. Cash generated from operations during the three months ended March 31, 2015 resulted from sequential changes in our working capital including a $4.1 million decrease in accounts receivable, a $1.9 million decrease in accrued compensation and benefits, and a $3.7 million decrease in accrued liabilities and other.
Investing Activities
During the three months ended March 31, 2016 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $0.2 million and property and equipment additions of $5.3 million. Property and equipment additions include $3.0 million of capitalized internal-use software development cost.
During the three months ended March 31, 2015 cash used in investing activities was principally related to the net purchases, sale and maturities of short-term investments of $0.4 million, property and equipment additions of $2.7 million and $1.2 million increase in restricted cash related to a letter of credit required for a lease for our new San Francisco facility. Property and equipment additions include $1.5 million of capitalized internal-use software development cost.
Financing Activities
Cash used in financing activities of $6.6 million in the three months ended March 31, 2016 primarily resulted from the $7.3 million repurchase of common stock offset by the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $0.7 million.

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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and computer equipment. At March 31, 2016, the future minimum payments under these commitments were as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Obligations under capital leases	$262	$89	$173	$—	$—
Operating lease obligations	52,204	10,272	26,585	12,505	2,842
Total	$52,466	$10,361	$26,758	$12,505	$2,842
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of March 31, 2016, our liability for unrecognized tax benefits was immaterial. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.
In April 2016, the Company signed a 6-year office lease expiring in July 2022, for a new sales center in Singapore to occupy 17,626 square feet. The total minimum lease payments are estimated to be approximately $4.8 million over the lease term.
Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, goodwill and intangible assets and income taxes. There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 8, 2016 except as described below.
We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using peer company volatility and the number of options that will be forfeited prior to vesting. Prior to January 1, 2016, the expected stock price volatility assumption was determined by examining the historical volatilities for industry peers. Effective January 1, 2016, the stock price volatility assumption was determined by examining a blend of the historical volatilities for industry peers and the trading history for the Company’s common stock.
Recent Accounting Pronouncements

The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2016, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Our revenue is based on a pay-for-performance model under which we are paid a commission based on the service contracts we sell on behalf of our clients. If a particular client’s products or services fail to appeal to its end customers, our revenue will decline for our work with that client. In addition, if end customer demand decreases for other reasons, such as negative news regarding our clients or their products, unfavorable economic conditions, shifts in strategy by our clients away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our clients’ service contracts declines. Similarly, if our clients come under economic pressure, they may be more likely to terminate their contracts with us and/or seek to restructure those contracts, and for clients whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms. We experienced a decline in our Opportunity Under Management from our clients in 2015 as compared to 2014 and in 2014 as compared to 2013. We expect that the Opportunity Under Management reduction in 2014 and 2015 will continue to impact our results into 2016. If we continue to experience such a decline in Opportunity Under Management, our revenue and results of operations will be adversely affected.
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
We also continue to invest and re-focus our efforts to improve efficiency in our business. These investments and changes will relate to technology, processes, and people. If such changes do not result in the improvements we expect, we could see a decrease in our performance in certain accounts, lower client satisfaction, and therefore increased client churn.
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
The anticipated benefits of our integration of separate business units may not materialize, and such integration could adversely affect our business and therefore may be re-evaluated in the future.
Since 2014, we have separately operated our CBI unit and our Managed Services unit, though both units retain the same finance, legal, human resources, and high level executive oversight. The anticipated operating efficiencies and cost savings of separately operating these business units were not fully realized for a variety of reasons. Because of this, we have integrated these two lines of business into one beginning in the first quarter of 2016. The integration may result in the future disruption of our operations, diverting management attention from other business operations, failure to obtain anticipated growth rates, a loss of employee morale and productivity, including the effects of employee attrition, and higher than projected costs. If the anticipated benefits of integrating our business units are not realized, our future growth rates and results of operations may be harmed.
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
We have sold subscriptions to our cloud technologies separately from our integrated solution, and performing our obligations on these subscriptions could impact our operating results.

We derive a portion of our revenue from subscriptions to our cloud technologies for a few clients. We no longer offer these stand-alone subscriptions to new customers. We have encountered technical and execution challenges that undermine the quality of the technology offering or have caused us to fall short of client expectations, and may continue to encounter, in the future for the period in which we will be required to continue performing our obligations on these subscriptions. Continuing to manage and perform our obligations on these existing subscription engagements may lead to a diversion of financial and managerial resources from our existing business and an inability to generate sufficient revenue to offset the costs of these subscription accounts, which would harm our results of operations.
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
Our overall performance depends in part on worldwide economic conditions that impact the technology sector and other technology-enabled industries such as healthcare, life sciences and industrial systems. For example, the economic downturn typically results in many businesses deferring technology investments, including purchases of new software, hardware and other equipment, and purchases of additional or supplemental maintenance, support and subscription services. To a certain extent, these businesses also slow the rate of renewals of maintenance, support and subscription services for their existing technology base. Any future downturn could cause business end customers to stop renewing their existing maintenance, support and subscription agreements or contracting for additional maintenance services as they look for ways to further cut expenses, in which case our business could suffer. Various economic uncertainty in the start of 2016, including stock market and commodity pricing volatility, could lead to such a downturn that may impact our business.
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
We conduct operations throughout the world, including our headquarters in the United States and operations in Ireland, Japan, Malaysia, the Philippines, Singapore and the United Kingdom. Also, we have leased new facilities in Bulgaria, which we expect to be fully operational in mid-2016. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, labor issues, terrorism, natural disasters and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our solution or meet our contractual obligations, the cost of our solution, client satisfaction, our ability to attract or maintain clients, and, ultimately, our profits.
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

We rely on salesforce.com to provide the platform supporting many of our cloud technologies and Amazon Web Services ("AWS") to support a significant portion of our data storage. If salesforce.com or AWS stops supporting our technologies or if they fail to provide a platform that consistently and adequately supports our solution, including as a result of errors or failures in their systems or events beyond their control, or refuse to provide this platform on terms acceptable to us or at all and we are not able to find suitable alternatives, our business may be materially and adversely affected.
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
Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 30% of our outstanding common stock as of March 31, 2016. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
We perform an annual impairment analysis of goodwill in the fourth quarter of each year and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. During 2014 the value of our common stock declined and we experienced slowing revenue growth, which led us to perform an impairment analysis. Based on the outcome of this analysis, we incurred a goodwill impairment charge of $22.7 million which eliminated all of the carrying value of goodwill in the CBI segment. During 2014, we had a change in strategy for part of the CBI segment which resulted in an impairment charge of $2.5 million of certain intangible assets from the Scout Analytics acquisition. If in any future period the Company’s market capitalization declines, this could indicate a potential impairment, and we may be required to record an impairment charge in that period against any remaining goodwill or other long-lived assets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about our stock repurchases during the quarter ended March 31, 2016:

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total price paid for shares (includes commissions) (in thousands)
For the three months ended March 31, 2016(1)	1,835	$3.96	$7,260
___________________

(1) In August 2015, the Board authorized a stock repurchase program with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $21.5 million at March 31, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All shares repurchased were retired.
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	May 9, 2016	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(2)	Amended and Restated Bylaws of the Company

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the Notes to Condensed Consolidated Financial Statements. **

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

(2)	Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 31, 2016.

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