Form 10-Q
period 2016-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2016-08-09
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of July 29, 2016
Common Stock	85,803,562

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$55,296	$72,334
Short-term investments	138,746	136,378
Accounts receivable, net	54,561	56,563
Deferred income taxes	97	97
Prepaid expenses and other	7,242	8,167
Total current assets	255,942	273,539
Property and equipment, net	34,340	25,903
Deferred income taxes, net of current portion	169	1,759
Goodwill and intangibles, net	8,688	9,444
Other assets, net	7,677	6,919
Total assets	$306,816	$317,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,310	$1,067
Accrued taxes	896	1,112
Accrued compensation and benefits	22,467	22,116
Deferred revenue	5,480	5,770
Accrued expenses	5,818	4,716
Other current liabilities	2,559	2,327
Total current liabilities	39,530	37,108
Obligations under capital leases, net of current portion	153	198
Convertible notes, net	130,299	126,051
Other long-term liabilities	6,409	6,232
Total liabilities	176,391	169,589
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 85,656 shares issued and 85,535 shares outstanding as of June 30, 2016; 86,893 shares issued and 86,772 shares outstanding as of December 31, 2015	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	328,916	331,922
Accumulated deficit	(198,296)	(183,941)
Accumulated other comprehensive income	238	427
Total stockholders’ equity	130,425	147,975
Total liabilities and stockholders’ equity	$306,816	$317,564
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$61,969	$61,613	$121,719	$127,810
Cost of revenue	40,344	42,692	81,778	88,507
Gross profit	21,625	18,921	39,941	39,303
Operating expenses:
Sales and marketing	11,326	10,165	21,779	21,000
Research and development	2,016	4,646	4,180	9,468
General and administrative	11,552	10,701	23,595	22,866
Restructuring and other	—	2,988	—	3,739
Total operating expenses	24,894	28,500	49,554	57,073
Loss from operations	(3,269)	(9,579)	(9,613)	(17,770)
Interest expense and other, net	(1,700)	(2,739)	(3,209)	(4,584)
Loss before income taxes	(4,969)	(12,318)	(12,822)	(22,354)
Income tax provision	249	1,134	1,537	1,313
Net loss	$(5,218)	$(13,452)	$(14,359)	$(23,667)
Net loss per share, basic and diluted	$(0.06)	$(0.16)	$(0.17)	$(0.28)
Weighted average common shares outstanding, basic and diluted	85,413	85,072	85,747	84,665
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(5,218)	$(13,452)	$(14,359)	$(23,667)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(703)	352	(1,119)	105
Unrealized gain (loss) on short-term investments, net of tax	(169)	(261)	930	113
Other comprehensive income (loss), net of tax	(872)	91	(189)	218
Total comprehensive loss	$(6,090)	$(13,361)	$(14,548)	$(23,449)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(14,359)	$(23,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,564	6,783
Amortization of debt discount and issuance costs	4,247	3,903
Accretion of premium on short-term investments and other	554	(497)
Deferred income taxes	855	1,070
Stock-based compensation	5,195	7,544
Restructuring and other	—	3,450
Changes in operating assets and liabilities:
Accounts receivable, net	2,287	11,754
Deferred revenue	(303)	338
Prepaid expenses and other	61	(852)
Accounts payable	766	(2,064)
Accrued taxes	(231)	(555)
Accrued compensation and benefits	317	(1,570)
Accrued expenses	1,031	(2,448)
Other liabilities	336	125
Net cash provided by operating activities	8,320	3,314
Cash flows from investing activities
Acquisition of property and equipment	(14,316)	(5,114)
Restricted cash	—	(1,244)
Purchases of short-term investments	(55,133)	(51,074)
Sales of short-term investments	53,361	40,194
Maturities of short-term investments	350	290
Net cash used in investing activities	(15,738)	(16,948)
Cash flows from financing activities
Repayment on capital leases obligations	(103)	(91)
Repurchase of common stock	(8,921)	—
Proceeds from common stock issuances	739	944
Net cash (used in) provided by financing activities	(8,285)	853
Net decrease in cash and cash equivalents	(15,703)	(12,781)
Effect of exchange rate changes on cash and cash equivalents	(1,335)	444
Cash and cash equivalents at beginning of period	72,334	90,382
Cash and cash equivalents at end of period	$55,296	$78,045
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Basis of Presentation

ServiceSource International, Inc. (together with its subsidiaries, the “Company”) is a global leader in customer and revenue lifecycle solutions that power enterprise revenue relationships, partnering with business to business technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving end customer relationships and loyalty. The Company delivers these results via dedicated service teams and integral cloud-based technologies, leveraging benchmarks and best-practices derived from its rich database of service and renewal behavior. By integrating managed services, cloud software and data, the Company provides its clients with insights into their end customers' businesses, end-to-end management and optimization of the service-contract renewals process and customer success activities, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its clients based on renewal sales that the Company generates on their behalf under a pay-for-performance or flat-rate model. In addition, the Company also provides a purpose-built cloud application to maximize the renewal of subscriptions, maintenance and support contracts and receives subscription fees from its clients for the SaaS product. The Company’s corporate headquarters is located in San Francisco, California. The Company has additional U.S. offices in Colorado, Tennessee and Washington, and international offices in Bulgaria, Ireland, Japan, Malaysia, the Philippines, Singapore and the United Kingdom.

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

The Company’s Chief Executive Officer ("CEO") is its chief operating decision maker. The CEO historically managed the Company as two reportable segments: Managed Services and Cloud and Business Intelligence ("CBI") based on the discrete financial information available for each segment.  However, during the second half of 2015, the Company began implementing a series of actions to emphasize a one-company, single go-to-market strategy for its services offering that resulted in the reorganization of its CBI personnel and sales team delivery structure. The objective of these actions was to more closely integrate and support the Managed Services organization with the Company’s cloud technologies and to eliminate new stand-alone CBI cloud offerings. Further, due to this reorganization and shift to a single go-to-market strategy, discrete cost information was no longer separately available for the former CBI segment. Consequently, beginning in the first quarter of 2016, the CEO manages and allocates resources on a company-wide basis as a single segment that is focused on service offerings which integrate data, processes and cloud technologies.
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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal Use Software, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for the Company in fiscal year 2016. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company has historically accounted for its cloud computing arrangements as a service contract. Consequently, adoption of ASU No. 2015-05 had no impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this authoritative guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard simplifies and clarifies certain aspects of share-based payment accounting and presentation. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2016-09 will have on its consolidated financial statements.
Reclassifications
Amounts shown in Other assets, net, on the Consolidated Balance Sheet as of December 31, 2015 have been reclassified to Convertible notes, net, to reflect the current period presentation as a result of the adoption of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. See Note 6 - Debt.
Correction to Condensed Consolidated Balance Sheet as of December 31, 2015
Subsequent to the issuance of the Company’s 2015 consolidated financial statements, management determined that its net deferred tax asset valuation allowance was incorrectly computed and recorded for the periods ending December 31, 2012, 2013, 2014 and 2015 and March 31, 2016. This error was due to the incorrect netting of an indefinite-lived deferred tax liability related to tax-deductible goodwill against certain deferred tax assets that the Company believed more likely than not would not be realized. In order to be a source of future taxable income to support realizability of a deferred tax asset, a taxable temporary difference must reverse in a period such that it would result in the realization of the deferred tax asset. Taxable temporary differences related to indefinite-lived intangibles and tax-deductible goodwill are problematic in this regard as, by their nature, they are not predicted to reverse (commonly referred to as naked credits). While such temporary differences would reverse on impairment or sale of the related assets, those events are not anticipated under ASC 740 Income taxes (“ASC 740”) for purposes of predicting the reversal of the related taxable temporary difference. As a result, the reversal of taxable temporary differences with respect to indefinite-lived assets and tax-deductible goodwill should not be considered a source of future taxable income when evaluating and calculating a valuation allowance in accordance with ASC 740. The cumulative error beginning in 2012 totaled $2.2 million at March 31, 2016 and $2.1 million at December 31, 2015.

In evaluating whether the previously issued financial statements were materially misstated, the Company followed the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin ("SAB") Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that the error was not material to the affected prior periods. However, correction of the entire cumulative error in the second quarter of 2016 would be material to that quarter's three and six months results and would impact comparisons to prior quarters. As a result, certain amounts presented in the Company’s condensed consolidated financial statements have been revised from the amounts previously reported to correct this error as shown in the table below and as included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2016.
Condensed Consolidated Balance Sheet as of December 31, 2015 (in thousands):

	As Previously Reported	Corrections	As Revised
Other long term liabilities	$4,113	$2,119	$6,232
Total liabilities	167,470	2,119	169,589
Accumulated deficit	(181,822)	(2,119)	(183,941)
Total stockholders' equity	150,094	(2,119)	147,975
Total liabilities and stockholders' equity	317,564	—	317,564

Correction to Condensed Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows for the periods ended June 30, 2015
The Company has restated certain amounts in the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and the condensed consolidated statement of cash flows for the six months ended June 30, 2015 to correct income tax expense related to the valuation allowance calculation error discussed above, so that such adjustment is recorded in the proper period. The Company believes this correction is not material to its previously issued annual and interim consolidated financial statements.
The effects of correcting the valuation allowance calculation error are as follows:

•	Additional income tax expense of $0.1 million and $0.1 million in the three and six months ended June 30, 2015, respectively, has been recorded;

•	Net loss increases $0.1 million and $0.1 million in the three and six months ended June 30, 2015, respectively; and

•	Net loss per share, basic and diluted remain unchanged.

The following tables summarize the effects of the correction on the Company’s condensed consolidated statements of operations for three and six months ended June 30, 2015 (in thousands):

	For the Three Months Ended June 30, 2015
	As Previously Reported	Corrections	As Revised
Loss before income taxes	$(12,318)	$—	$(12,318)
Income tax provision	1,089	45	1,134
Net loss	$(13,407)	$(45)	$(13,452)
Net loss per share, basic and diluted	$(0.16)	$—	$(0.16)
Weighted average common shares outstanding, basic and diluted	85,072	—	85,072

	For the Six Months Ended June 30, 2015
	As Previously Reported	Corrections	As Revised
Loss before income taxes	$(22,354)	$—	$(22,354)
Income tax provision	1,223	90	1,313
Net loss	$(23,577)	$(90)	$(23,667)
Net loss per share, basic and diluted	$(0.28)	$—	$(0.28)
Weighted average common shares outstanding, basic and diluted	84,665	—	84,665

The following tables summarize the effects of the corrections on the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 (in thousands):

	For the Three Months Ended June 30, 2015
	As Previously Reported	Corrections	As Revised
Net loss	$(13,407)	$(45)	$(13,452)
Other comprehensive income (loss):
Foreign currency translation adjustments	352	—	352
Unrealized gain (loss) on short-term investments	(261)	—	(261)
Other comprehensive income (loss)	91	—	91
Total comprehensive loss	$(13,316)	$(45)	$(13,361)

	For the Six Months Ended June 30, 2015
	As Previously Reported	Corrections	As Revised
Net loss	$(23,577)	$(90)	$(23,667)
Other comprehensive income (loss):
Foreign currency translation adjustments	105	—	105
Unrealized gain (loss) on short-term investments	113	—	113
Other comprehensive income (loss)	218	—	218
Total comprehensive loss	$(23,359)	$(90)	$(23,449)

The following tables summarize the effects of the corrections on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2015 (in thousands):

	For the Six Months Ended June 30, 2015
Cash flows from operating activities	As Previously Reported	Corrections	As Revised
Net loss	$(23,577)	$(90)	$(23,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,783	—	6,783
Amortization of debt discount and issuance costs	3,903	—	3,903
Accretion of premium on short-term investments and other	(497)	—	(497)
Deferred income taxes	980	90	1,070
Stock-based compensation	7,544	—	7,544
Restructuring and other	3,450	—	3,450
Changes in operating assets and liabilities:
Accounts receivable, net	11,754	—	11,754
Deferred revenue	338	—	338
Prepaid expenses and other	(852)	—	(852)
Accounts payable	(2,064)	—	(2,064)
Accrued taxes	(555)	—	(555)
Accrued compensation and benefits	(1,570)	—	(1,570)
Accrued expenses	(2,448)	—	(2,448)
Other liabilities	125	—	125
Net cash provided by operating activities	$3,314	$—	$3,314
Note 2 — Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company's daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that other-than-temporary declines in fair value have occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and six months ended June 30, 2016 and 2015 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$55,080	$—	$—	$55,080
Cash equivalents:
Money market mutual funds	216	—	—	216
Total cash and cash equivalents	55,296	—	—	55,296
Short-term investments:
Corporate bonds	55,012	279	(25)	55,266
U.S. agency securities	33,458	239	—	33,697
Asset-backed securities	27,773	118	(3)	27,888
U.S. Treasury securities	21,756	143	(4)	21,895
Total short-term investments	137,999	779	(32)	138,746
Cash, cash equivalents and short-term investments	$193,295	$779	$(32)	$194,042
December 31, 2015

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$72,105	$—	$—	$72,105
Cash equivalents:
Money market mutual funds	229	—	—	229
Total cash and cash equivalents	72,334	—	—	72,334
Short-term investments:
Corporate bonds	54,434	—	(389)	54,045
U.S. agency securities	36,010	—	(187)	35,823
Asset-backed securities	30,665	—	(132)	30,533
U.S. Treasury securities	16,024	—	(47)	15,977
Total short-term investments	137,133	—	(755)	136,378
Cash, cash equivalents and short-term investments	$209,467	$—	$(755)	$208,712
The following table summarizes the amortized cost and estimated fair value of money market mutual funds and short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$14,440	$14,429
Due in 1 to 3 years	123,775	124,533
Total	$138,215	$138,962
As of June 30, 2016, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of June 30, 2016 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$216	$216	$—
Total cash equivalents	216	216	—
Short-term investments:
Corporate bonds	55,266	—	55,266
U.S. agency securities	33,697	—	33,697
Asset-backed securities	27,888	—	27,888
U.S. Treasury securities	21,895	—	21,895
Total short-term investments	138,746	—	138,746
Cash equivalents and short-term investments	$138,962	$216	$138,746
The Company has restricted cash of $1.2 million within Other assets as of June 30, 2016 and December 31, 2015. The restricted cash is classified within Level 1.
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

The convertible notes issued by the Company in August 2013 are shown on the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of June 30, 2016 and December 31, 2015 was $131.3 million and $126.0 million, respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any other financial instruments or long-term debt measured at fair value as of June 30, 2016 and December 31, 2015.
Note 4 — Other Current Liabilities

Other current liabilities balances were comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued Interest - Convertible Notes	$937	$948
Deferred Rent	904	738
ESPP Withholding	718	641
Total	$2,559	$2,327
Note 5 — Credit Facility and Capital Leases
Letter of Credit
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a new San Francisco facility. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in other current assets, in the accompanying condensed consolidated balance sheets.
Capital Leases
The Company has capital lease agreements totaling $0.2 million that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 2.9% and 5.4% at June 30, 2016 and 2015, respectively.
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
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, upon a fundamental change as defined in the Indenture. In addition, upon certain events of default as defined in the Indenture, the trustee, or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, on all the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. The Notes were not subject to conversion or repurchase at June 30, 2016.
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
The Company incurred transaction costs of approximately $4.9 million related to the issuance of the Notes. In accounting for these costs, the Company allocated the costs to the debt and equity components in proportion to the allocation of proceeds from the issuance of the Notes to such components. Transaction costs allocated to the debt component of $3.6 million were recorded as a deferred asset in other assets, net, and amortized to interest expense over the term of the Notes. As a result of the adoption of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost, these costs were reclassified to Convertible Notes, net, as of December 31, 2015. The transaction costs allocated to the equity component of $1.3 million were recorded to additional paid-in capital.
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Principal amount	$150,000	$150,000
Unamortized debt discount	(18,022)	(21,908)
Unamortized debt issuance costs	(1,679)	(2,041)
Net carrying amount	$130,299	$126,051
The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest expense at 1.5% per annum	$563	$563	$1,125	$1,125
Amortization of debt issuance costs	183	169	362	333
Accretion of debt discount	1,961	1,815	3,886	3,571
Total	$2,707	$2,547	$5,373	$5,029
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
Note 7 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through November 30, 2022. Rent expense for the three months ended June 30, 2016 and 2015 was $2.8 million and $2.6 million, respectively, and for the six months ended June 30, 2016 and 2015 was $5.4 million and $4.8 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
In April 2016, the Company signed a 6-year office lease expiring in July 2022, for a new international sales center in Singapore to occupy 17,626 square feet. The total minimum lease payments are estimated to be approximately $4.8 million over the lease term.
In July 2016, the Company signed a 5-year office lease expiring in December 2021, for an additional floor in the existing service delivery center in the Philippines to occupy 21,915 square feet. The total minimum lease payments are estimated to be approximately $3.5 million over the lease term.
Litigation
On July 8, 2015, a single plaintiff filed a putative securities class action lawsuit, Weller v. ServiceSource International, Inc. et al., in the U.S. District Court for the Northern District of California (the “Weller Lawsuit”) against the Company and the Company’s former Chief Executive Officer. The Weller Lawsuit was brought on behalf of purchasers of Company stock during the period January 22, 2014 through May 1, 2014, and alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").   In connection with the mandatory lead plaintiff appointment process under the Private Securities Litigation Reform Act ("PSLRA"), various law firms issued press releases between July 2015 and September 2015 to search for additional shareholders that would be willing to serve as lead plaintiffs in this lawsuit.  This solicitation period ended on September 29, 2015 and no other shareholders came forward, leaving only the named plaintiff as the sole shareholder seeking to be appointed lead plaintiff. The court appointed Weller a lead plaintiff on October 21, 2015. At this time, no motion to certify a class has been filed. The Company believes that the claims are meritless, and will vigorously defend itself against such claims. On December 9, 2015, the Company filed a motion to dismiss the Weller Lawsuit.  The motion has been fully briefed, and the parties are awaiting a ruling from the court.
From time to time, the Company may be subject to other litigation or threatened litigation arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on its business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies.
Note 8 - Share Repurchase Program, Stock-Based Compensation and ESPP

In August 2015, the Board authorized a stock repurchase program (the "program") with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $19.9 million as of June 30, 2016. The share repurchase program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The Company cash settles with the program broker periodically and reflects any unsettled amounts as a current liability at each period end.
The following shares of common stock were repurchased under the above-described repurchase plan:

	Number of Shares (in thousands)	Weighted Average Repurchase Price Per Share	Amount (includes commissions) (in thousands)
2016:
Second quarter	428	$3.88	$1,661
First quarter	1,835	3.96	7,260

2015:
Fourth quarter	136	$4.09	$557
Third Quarter	159	4.12	655
Total common stock repurchases under the program	2,558		$10,133
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$379	$659	$847	$1,495
Sales and marketing	726	716	1,588	1,647
Research and development	144	444	341	991
General and administrative	1,087	1,158	2,419	3,411
Total stock-based compensation	$2,336	$2,977	$5,195	$7,544
The above table does not include $0.1 million and $0.3 million of capitalized stock-based compensation related to internal-use software during the three and six months ended June 30, 2016. There was no capitalized stock-based compensation related to internal-use software during the three and six months ended June 30, 2015.
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

Option and restricted stock activity under the 2011 Plan for the six months ended June 30, 2016 was as follows (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2015	7,055	10,616	$4.79	4,552
Additional shares reserved under the 2011 equity incentive plan	3,478	—	—	—
Granted	(1,603)	548	3.90	1,055
Options exercised/ Restricted stock released		(49)	3.35	(880)
RSU shares withheld for taxes	61	—	—	61
Canceled/Forfeited	1,299	(582)	5.80	(717)
Outstanding — June 30, 2016	10,290	10,533	$4.70	4,071
The weighted average grant-date fair value of employee stock options granted during the three months ended June 30, 2016 and 2015 was $1.88 and $1.30 per share, respectively, and $1.99 and $1.30 for the six months ended June 30, 2016 and 2015, respectively. The unamortized grant date fair value of both stock options and restricted stock awards totaled $18.0 million at June 30, 2016.

Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “ESPP”) is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of the Company’s common stock on the first and last trading days of each 12-month offering period.

The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2016, approximately 0.9 million additional shares were reserved under the ESPP pursuant to the plan's automatic increase provision. As of June 30, 2016, 1.6 million total shares had been issued under the ESPP and 3.3 million shares were available for future issuance.

Note 9 — Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. In the quarter ended June 30, 2016, the California Franchise Tax Board concluded their examination of the tax years 2008 through 2010 with no change to the tax returns filed. The tax years 2010 through 2016 remain subject to examination by other federal, state or foreign tax authorities.
The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the United States In November 2015, the Philippine Economic Zone Authority granted a four year tax holiday to the Company's Philippine affiliate, commencing with its fiscal year, beginning January 1, 2016. The related aggregate dollar and earnings per share impact is not material.
Consistent with the Company’s practice in prior periods for assessing realization of deferred tax assets, management believes that based on the available objective evidence it is more likely than not that the tax benefits of the U.S. and Singapore losses will not be realized. As a result, the Company provided a valuation allowance for all U.S. federal deferred tax assets and for all Singapore deferred tax assets. The Company continues to record a state valuation allowance to reflect only the portion of state deferred tax assets that are more likely than not to be realized. Changes in tax laws and rates may affect other deferred tax assets and liabilities. These changes are accounted for in the period of enactment and are reflected in the Company’s June 30, 2016 financial results.

For the three and six months ended June 30, 2016, the Company recorded income tax expense of $0.2 million and $1.5 million, respectively. This amount primarily consists of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in United States and Singapore because those losses are offset by a full valuation allowance.
The gross amount of the Company's unrecognized tax benefits was $0.9 million as of June 30, 2016 and December 31, 2015, none of which, if recognized, would affect the Company’s effective tax rate.

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
Our solutions are comprised of a unique and precise mix of managed services, a purpose-built RLM technology platform and best-practice processes developed over more than 15 years of exclusive focus on revenue retention, revenue growth and customer success. With the experience of nearly $8.4 billion in recurring revenue sold in 2015 and global deployments across 40 languages and 150 countries, ServiceSource solutions can uniquely leverage industry and company data, leading-edge technology and best-practices drawn from our significant and in-depth database of renewal benchmarks. By integrating managed services, cloud software and data, we provide our clients with insights into their end customers’ businesses, end-to-

end management and optimization of end customer onboarding, adoption, subscription, asset management, and service contract renewal processes whether managed by us directly or through our client’s channel partners.
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
Our Chief Executive Officer ("CEO") is the chief operating decision maker and has historically managed the Company as two reportable segments: Managed Services and Cloud and Business Intelligence ("CBI") based on the discrete financial information available for each segment.  However, during the second half of 2015, we began implementing a series of actions to emphasizes a one-company, single go-to-market strategy for our services offering that resulted in the reorganization of our CBI personnel and sales team delivery structure. The objective of these actions was to more closely integrate and support the Managed Services organization with our cloud technologies and to eliminate new stand-alone CBI cloud offerings. Further, due to this reorganization and shift to a single go-to-market strategy, discrete cost information is no longer separately available for the former CBI segment. Consequently, beginning in the first quarter of 2016, our CEO manages and allocates resources on a company-wide basis as a single segment that is focused on service offerings which integrate data, processes and cloud technologies.
Key Business Metrics
In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under, “Basis of Presentation.” These key metrics include Opportunity Under Management and number of engagements, both of which are operational metrics.
Opportunity Under Management. At December 31, 2015, we estimated our Opportunity Under Management was approximately $9.9 billion. Opportunity Under Management is a operational metric that represents our estimate of the value of all end customer service contracts that we have the opportunity to sell on behalf of our clients over a designated period of time. In addition, we processed more than $4.0 billion of contract value through our cloud technologies in 2015 for which we received fees. Opportunity Under Management is not a measure of our expected revenue. Opportunity Under Management reflects our estimate over a designated period of time and should not be used to estimate our opportunity for any particular quarter within that period. Also, the value of end customer contracts actually delivered during a given period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our clients and their end customers. We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by our clients in past periods, the minimum value of end customer contracts that our clients are required to give us the opportunity to sell pursuant to the terms of our contracts with them, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by our clients, the value of end customer contracts included in the Service Performance Analysis ("SPA") and collaborative discussions with our clients assessing their expectations as to the value of service contracts that they make available to us for sale. While the minimum value of end customer contracts that our clients are required to give us represents a portion of our estimated Opportunity Under Management, a significant portion of the Opportunity Under Management is estimated based on the other factors described above. As our experience with our business, our clients and their contracts has grown, we have continually refined the process, improved the assumptions and expanded the data related to our calculation of Opportunity Under Management. When estimating Opportunity Under Management, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given period to differ from our estimate of Opportunity Under Management. These factors include:

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
Factors Affecting our Performance
Sales Cycle. We sell our integrated solution through our sales organization. At the beginning of the sales process, our quota-carrying sales representatives contact prospective clients and educate them about our offerings. Educating prospective clients about the benefits of our solution can take time, as many of these prospects have not historically relied upon integrated solutions like ours for service revenue management, nor have they typically put out a formal request for proposal or otherwise made a decision to focus on this area. As part of our sales process, we utilize our solutions design team to perform an SPA of our prospect’s service revenue. The SPA includes an analysis of best-practices and benchmarks the prospect’s service revenue against industry peers. Through the SPA process, which typically takes several weeks, we are able to assess the characteristics and size of the prospect’s service revenue, identify potential areas of performance improvement, and formulate our proposal for managing the prospect’s service revenue. The length of our sales cycle for a new client, inclusive of the SPA process and measured from our first formal discussion with the client until execution of a new client contract, is typically longer than six months and has increased in recent periods.
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
Economic Conditions and Seasonality. An improving economic outlook generally has a positive, but mixed, impact on our business. As with most businesses, improved economic conditions can lead to increased end customer demand and sales. In particular, within the technology sector, we believe that economic downturns lead many companies to cut their expenses by choosing to let their existing maintenance, support and subscription agreements lapse. An improving economy may have the opposite effect.
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
We have several SaaS-based applications that we develop and support: Renew OnDemand (our purpose-built offering to manage and maximize recurring revenue), ServiceSource Revenue Analytics (our SaaS offering to help companies with predictive analytics for recurring revenue), and other SaaS cloud technologies such as ServiceSource Customer Success. Our research and development costs are primarily related to these SaaS based applications and development of other technologies that are integrated with our overall solutions. We intend to maintain client support, training and professional service organizations to support deployments of our SaaS based applications and solutions. We expect our research and development costs to increase slightly for the remainder of 2016 as we complete the development of specific, major releases.
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
We have generated a significant portion of our revenue from a limited number of clients. Our top ten customers accounted for 63% and 55% of our net revenue for the six months ended June 30, 2016 and 2015, respectively.
Effective April 2015, our largest customer at that time reduced the scope of our managed services engagement with us and its subscription of our legacy system. Our Opportunity Under Management as of December 31, 2015 reflects this reduction.
The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue. We experienced a slight decrease in revenue in the six months ended June 30, 2016 related to cancellations and reductions in late 2014 and early 2015. The customer engagement cancellations and reductions in 2015 returned to historical rates after being above these historical averages in 2014. Since revenue recognized from client cancellations and reductions continues a quarter or two past the date of termination, depending on client contract, revenues in the first half of 2016 as compared to the prior year period are slightly impacted. The timing of cancellations and client reductions can have a material impact to our revenue.
Our business is geographically diversified. Through the first half of 2016, 64% of our net revenue was earned in North America and Latin America (“NALA”), 25% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. APJ is our newest region, and as a result accounts for less of our net revenue. In addition, our Kuala Lumpur and Manila locations are global service delivery centers where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.
Cost of Revenue and Gross Profit
Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs. Compensation expense includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or Opportunity Under Management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed under, “Factors Affecting Our Performance-Implementation Cycle”. We saw material reductions in cost of revenue expenses in 2015 related primarily to our efforts to better align our personnel costs with the decrease in revenue during 2015. We expect cost of revenues to increase slightly throughout 2016 as additional cost reduction measures will be offset by incremental investments in technology, the addition of new service delivery centers and increased costs related to expansion of our annual contract value ("ACV"). Gross profit as a percent of revenue is expected to improve over prior year periods as we anticipate revenue growing faster than our cost of revenue.
Operating Expenses
Sales and Marketing. Sales and marketing expenses are a significant component of our operating costs and consist primarily of compensation expenses and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between the contract signing date and twelve to fourteen months following the execution of the applicable contract. When commissions are paid upon contract signing and are not contingent on future payments and continued employment, we consider that portion of the commission to be earned and therefore expensed at contract signing. We currently expect sales and marketing expenses to be flat or slightly up for the remainder of the 2016 with some quarterly variability, and decrease or remain flat as a percentage of revenue in future years.
Research and Development. Research and development expenses consist primarily of employee compensation expense, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products and applications related to our technology platform. In connection with the development and enhancements of our SaaS cloud applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to increase slightly for the remainder of 2016, and decrease or remain flat as a percentage of revenue in future years.
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

Results of Operations
The table below sets forth our consolidated results of operations for the periods presented. As described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the results of operations for the periods presented below have been restated to reflect prior period error correction to income tax expense. The period-to-period comparison of financial results presented below is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net revenue	$61,969	$61,613	$121,719	$127,810
Cost of revenue	40,344	42,692	81,778	88,507
Gross profit	21,625	18,921	39,941	39,303
Operating expenses:
Sales and marketing	11,326	10,165	21,779	21,000
Research and development	2,016	4,646	4,180	9,468
General and administrative	11,552	10,701	23,595	22,866
Restructuring and other	—	2,988	—	3,739
Total operating expenses	24,894	28,500	49,554	57,073
Loss from operations	(3,269)	(9,579)	(9,613)	(17,770)
Interest expense and other, net	(1,700)	(2,739)	(3,209)	(4,584)
Loss before income taxes	(4,969)	(12,318)	(12,822)	(22,354)
Income tax provision	249	1,134	1,537	1,313
Net loss	$(5,218)	$(13,452)	$(14,359)	$(23,667)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$379	$659	$847	$1,495
Sales and marketing	726	716	1,588	1,647
Research and development	144	444	341	991
General and administrative	1,087	1,158	2,419	3,411
Total stock-based compensation	$2,336	$2,977	$5,195	$7,544

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	65%	69%	67%	69%
Gross profit	35%	31%	33%	31%
Operating expenses:
Sales and marketing	18%	16%	18%	16%
Research and development	3%	8%	3%	7%
General and administrative	19%	17%	19%	18%
Restructuring and other	—%	5%	—%	3%
Total operating expenses	40%	46%	40%	44%
Loss from operations	(5)%	(15)%	(7)%	(13)%
Three and six months ended June 30, 2016 and June 30, 2015

Net Revenue, Cost of Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands)				(in thousands)
Net Revenue	$61,969	$61,613	$356	1%	$121,719	$127,810	$(6,091)	(5)%
Cost of Revenue	40,344	42,692	(2,348)	(5)%	81,778	88,507	(6,729)	(8)%
Gross Profit	$21,625	$18,921	$2,704	14%	$39,941	$39,303	$638	2%

Net revenue increased $0.4 million, or 1%, for the second quarter of 2016 compared to the second quarter of 2015. The overall increase in revenue was due to new customer engagement additions in excess of customer cancellations and reductions from the previous year. Customer cancellations and reductions in the number of customer engagements in the second quarter of 2016 were lower than previous quarters but continue to be slightly more than new business generated. We expect the effects of prior quarters’ cancellations and reductions to decline through the remainder of 2016.

The $2.3 million, or 5%, decrease in our cost of revenue in the second quarter of 2016 compared to the second quarter of 2015 reflects a $2.6 million decrease in employee related costs as a result of shifting headcount to lower cost offices and locations, all related to our continuous efforts to better align employee costs with revenue, a decrease of $1.5 million in temporary labor and consulting costs, offset by a $0.2 million increase in travel costs and $0.5 million increase in depreciation and amortization expense.

Gross profit in the second quarter of 2016 increased by $2.7 million, or 14%, compared to the same period in 2015 which is in line with the increase in revenue and proportionate reduction in employee related costs.

Net revenue decreased $6.1 million, or 5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The overall decrease in revenue for the six months ended June 30, 2015 included revenue related to cancellations and reductions in late 2014 and early 2015.

The $6.7 million, or 8%, decrease in our cost of revenue in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 reflects a $7.1 million decrease in employee related costs as a result of shifting headcount to lower cost offices and locations, all related to our continuous efforts to better align employee costs with revenue, a decrease of $1.8 million in temporary labor and consulting costs, offset by a $0.3 million increase in information technology costs, $0.1 million increase in travel costs and $1.0 million increase in depreciation and amortization expense.

Gross profit in the six months ended June 30, 2016 increased by $0.6 million, or 2%, compared to the same period in 2015 which is in line with the decrease in revenue and proportionate reduction in employee related costs.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Sales and marketing	$11,326	$10,165	$1,161	11%	$21,779	$21,000	$779	4%
Research and development	2,016	4,646	(2,630)	(57)%	4,180	9,468	(5,288)	(56)%
General and administrative	11,552	10,701	851	8%	23,595	22,866	729	3%
Restructuring and other	—	2,988	(2,988)	(100)%	—	3,739	(3,739)	(100)%
Total operating expenses	$24,894	$28,500	$(3,606)	(13)%	$49,554	$57,073	$(7,519)	(13)%
Includes stock-based compensation of:
Sales and marketing	$726	$716	$10		$1,588	$1,647	$(59)
Research and development	144	444	(300)		341	991	(650)
General and administrative	1,087	1,158	(71)		2,419	3,411	(992)
Total stock-based compensation	$1,957	$2,318	$(361)		$4,348	$6,049	$(1,701)
Sales and marketing expenses
The $1.2 million, or 11%, increase in sales and marketing expenses in the second quarter of 2016 compared to the second quarter of 2015 resulted from a $1.3 million increase in employee related costs and $0.2 million increase in travel costs. Offsetting this increase was a $0.3 million decrease in marketing costs.
The $0.8 million, or 4%, increase in sales and marketing expenses in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulted from a $1.6 million increase in employee related costs and $0.4 million increase in travel costs. These increases were offset by a $1.0 million decrease in marketing programs costs and $0.1 million decrease in temporary labor and consulting costs.
Research and development expenses
The $2.6 million, or 57%, decrease in research and development expense in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to a $1.6 million decrease in employee related costs associated with a decrease in headcount, $0.7 million decrease in temporary labor and consulting costs and $0.2 million decrease in information technology costs.
Internal-use software development capitalization increased by $1.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to new development efforts related to our Renew on Demand and internal managed services platforms.
The $5.3 million, or 56%, decrease in research and development expense in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to $3.4 million decrease in employee related costs associated with a decrease in headcount, $1.4 million decrease in temporary labor and consulting costs and $0.3 million decrease in information technology costs.
Internal-use software development capitalization increased by $3.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to continued development efforts related to our Renew on Demand and internal managed services platforms. We expect to continue to invest in our technology platforms to support our services offering and thus capitalizing internal-use software costs in the future. However, the amount capitalized will depend on the future level of expenditures on research and development.
General and administrative expenses

The $0.9 million, or 8%, increase in general and administrative expense in the second quarter of 2016 compared to the second quarter of 2015 reflected a $1.7 million increase in employee related costs, offset by a $0.4 million decrease in temporary labor and consulting costs and $0.1 million decrease in recruiting costs.
The $0.7 million, or 3%, increase in general and administrative expense in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 reflected a $1.1 million increase in employee related costs, offset by a $0.2 million decrease in temporary labor and recruiting costs and $0.1 million decrease in depreciation costs.
Restructuring and other expenses
The $3.0 million, or 100%, decrease in restructuring and other in the second quarter of 2016 compared to the second quarter of 2015 was due to the Company completing restructuring efforts in 2015.
The $3.7 million, or 100%, decrease in restructuring and other in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to the Company completing restructuring efforts in 2015.
Interest Expense and Other, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands)				(in thousands)
Interest expense	$2,719	$2,589	$130	5%	$5,400	$5,097	$303	6%
Other, net	(1,019)	150	(1,169)	779%	(2,191)	(513)	(1,678)	327%

Interest expense increased by $0.1 million, or 5%, in the second quarter of 2016 compared to the second quarter of 2015 was due to the increased accretion of debt discount under the effective interest method related to the convertible notes issued in August 2013.
Other, net increased by $1.2 million, or 779%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and was primarily due to foreign currency gains as a result of the U.S. dollar strengthening against the Euro and other foreign currencies of countries where we have operations.

Interest expense increased by $0.3 million, or 6%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to the increased accretion of debt discount under the effective interest method related to the convertible notes issued in August 2013.
Other, net increased by 1.7 million, or 327%, in the six months ended June 30, 2016 compared to the three months ended June 30, 2015, and was primarily due to foreign currency gains as a result of the U.S. dollar strengthening against the Euro and other foreign currencies of countries where we have operations.
Income Tax Provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands)				(in thousands)
Income tax provision	$249	$1,134	$(885)	*	$1,537	$1,313	$224	*
*Not considered meaningful.
For the second quarter of 2016, we recorded income tax expense of $0.2 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
For the six months ended June 30, 2016, we recorded income tax expense of $1.5 million. This amount primarily represents $1.2 million of anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. state and foreign jurisdictions and $0.3 million of valuation allowance that reflects the portion of certain state deferred tax assets that are more likely than not to be realized. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.

Liquidity and Capital Resources
At June 30, 2016, we had cash, cash equivalents and short-term investments of $194.0 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and United States government obligations held by well-capitalized financial institutions. In addition, at June 30, 2016, we had cash and cash equivalents of $9.4 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and we do not have current plans to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the United States.
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
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless converted earlier. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.1 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes were not subject to conversion or repurchase at June 30, 2016 and are classified as a noncurrent liability on our condensed consolidated balance sheet.
Share Repurchase Program
In August 2015, the Board authorized a stock repurchase program with a maximum authorization repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $19.9 million at June 30, 2016. The program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the six months ended June 30, 2016, the Company repurchased 2.3 million shares of its common stock under the program at an average price of $3.94 per share for a total of $8.9 million. All repurchases were made using cash resources, and the reacquired shares were retired upon repurchase.
Letter of Credit and Restricted Cash
In May 2015 the Company commenced a 7-year office lease expiring in November 2022 for a new corporate headquarters in San Francisco, California. In connection with this new lease commitment, the Company was required to issue a $1.2 million letter of credit to the landlord. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in our condensed consolidated balance sheet as of June 30, 2016.
Summary Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$8,320	$3,314
Net cash used in investing activities	(15,738)	(16,948)
Net cash (used in) provided by financing activities	(8,285)	853
Net decrease in cash and cash equivalents, net of impact of exchange rate changes on cash	(17,038)	(12,337)
Operating Activities
Net cash provided by operating activities was $8.3 million during the six months ended June 30, 2016. Net loss during the period was $14.4 million adjusted by non-cash charges of $7.6 million for depreciation and amortization, $4.2 million of amortization of debt discount and issuance costs, $0.9 million for deferred income taxes and $5.2 million for stock-based compensation. Cash provided by operations as a result of the changes in our working capital include a $2.3 million decrease in accounts receivable, net, a $0.3 million decrease in deferred revenue, a $0.8 million increase in accounts payable, a $0.3 million increase in accrued compensation and benefits and a $1.0 million increase in accrued expenses.

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
Investing Activities
During the six months ended June 30, 2016 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $1.4 million and property and equipment additions of $14.3 million. Property and equipment additions include $6.3 million of capitalized internal-use software development cost.
During the six months ended June 30, 2015 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $10.6 million, property and equipment addition of $5.1 million and $1.2 million increase in restricted cash related to a letter of credit required for our new San Francisco facility lease. Property and equipment additions include $3.1 million of capitalized internal-use software development cost.
Financing Activities
Cash used in financing activities of $8.3 million in the six months ended June 30, 2016 primarily resulted from the $8.9 million repurchase of common stock offset by the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $0.7 million.
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
In July 2016, the Company signed a 5-year office lease expiring in December 2021, for an additional floor in the existing service delivery center in the Philippines to occupy 21,915 square feet. The total minimum lease payments are estimated to be approximately $3.5 million over the lease term.
There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2015.
Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, goodwill and intangible assets and income taxes. There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 8, 2016 except as described below.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2016, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On July 8, 2015, a single plaintiff filed a putative securities class action lawsuit, Weller v. ServiceSource International, Inc. et al., in the U.S. District Court for the Northern District of California (the “Weller Lawsuit”) against the Company and the Company’s former Chief Executive Officer. The Weller Lawsuit was brought on behalf of purchasers of Company stock during the period January 22, 2014 through May 1, 2014, and alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").   In connection with the mandatory lead plaintiff appointment process under the Private Securities Litigation Reform Act (PSLRA), various law firms issued press releases between July 2015 and September 2015 to search for additional shareholders that would be willing to serve as lead plaintiffs in this lawsuit.  This solicitation period ended on September 29, 2015 and no other shareholders came forward, leaving only the named plaintiff as the sole shareholder seeking to be appointed lead plaintiff.  The court appointed Weller a lead plaintiff on October 21, 2015. At this time, no motion to certify a class has been filed. The Company believes that the claims are meritless, and will vigorously defend itself against such claims. On December 9, 2015, the Company filed a motion to dismiss the Weller Lawsuit.  The motion has been fully briefed, and the parties are awaiting a ruling from the court.
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
Opportunity Under Management is an operational metric that represents our estimate, over a designated period of time, of the value of all end customer service contracts that we have the opportunity to sell on behalf of our clients. Opportunity Under Management is not a measure of our expected revenue. We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by clients in past periods; the minimum value of end customer contracts that our clients are required to give us the opportunity to sell pursuant to the terms of their contracts with us; periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by clients; the value of end customer contracts included in the SPA; and collaborative discussions with our clients assessing their expectations as to the value of service contracts that they make available to us for sale. While the minimum value of end customer contracts that our clients are required to give us represents a portion of our estimated Opportunity Under Management, a significant portion of the Opportunity Under Management is estimated based on the other factors described above.
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
With regard to data transfers of personal data from our European employees and clients to the United States, we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area, or EEA, to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA. In light of the ECJ Ruling, we may be required to engage in efforts to legitimize our transfers of personal data from the EEA to the United States. On February 2, 2016, European and U.S. authorities announced a political agreement regarding a new framework for transfers of personal data from the EU to the U.S. called the EU-U.S. Privacy Shield. The EU-U.S. Privacy Shield may provide a framework for legitimate transfers of personal data from the EU to the U.S., but the European Commission must take several steps to implement the EU-U.S. Privacy Shield and it is unclear that we will find it appropriate for our purposes or be able to utilize it. We may be unsuccessful in establishing legitimate means for us to transfer personal data from the EEA, and/or we may experience reluctance or refusal by European clients to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our clients may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under EU Directive 95/46/EC and applicable member states’ implementations thereof. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit", which could also lead to further legislative and regulatory changes. In addition, some countries are considering legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
For the six months ended June 30, 2016, approximately 36% of our revenue, was generated outside of the United States, as compared to 34% of our revenue as of the year ended December 31, 2015. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We are also monitoring developments related to Brexit, which could have significant implications for our business. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, reduced customer demand for our services, and increasingly divergent laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations in th United Kingdom and our financial results.
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
We conduct operations throughout the world, including our headquarters in the United States and operations in Ireland, Japan, Malaysia, the Philippines, Singapore and the United Kingdom. Also, we have leased new facilities in Bulgaria, which we expect to be fully operational in mid-2016. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, the effects of Brexit, political turmoil, labor issues, terrorism, natural disasters and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our solution or meet our contractual obligations, the cost of our solution, client satisfaction, our ability to attract or maintain clients, and, ultimately, our profits.
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
Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 30% of our outstanding common stock as of June 30, 2016. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions. We have some activist investors who have taken ownership positions in our common stock. As a general matter, if we become engaged in a proxy contest with an activist stockholder in the future, our business could be adversely affected as such contests could be costly and time consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to current or potential buyers and sellers on our platform, and make it more difficult to attract and retain qualified personnel. If buyers and/or sellers choose to delay, defer or reduce transactions with us or through our platform or transact with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about our stock repurchases during the quarter ended June 30, 2016:

Period	Total number of shares purchased (in thousands)	Weighted average purchase price paid per share	Total price paid for shares (includes commissions) (in thousands)
April	160	$4.21	$673
May	268	3.69	988
June	—	—	—
Total for quarter ended June 30, 2016	428	$3.88	$1,661
___________________
(1) In August 2015, the Board authorized a stock repurchase program with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $19.9 million at June 30, 2016. The program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All shares repurchased were retired.
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	August 9, 2016	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(2)	Amended and Restated Bylaws of the Company

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015 and (v) the Notes to Condensed Consolidated Financial Statements. **

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