Form 10-Q
period 2016-09-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2016-11-09
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 28, 2016
Common Stock	86,934,054

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$51,695	$72,334
Short-term investments	139,178	136,378
Accounts receivable, net	54,133	56,563
Deferred income taxes	—	97
Prepaid expenses and other	6,128	8,167
Total current assets	251,134	273,539
Property and equipment, net	37,167	25,903
Deferred income taxes, net of current portion	—	1,759
Goodwill and intangibles, net	8,310	9,444
Other assets, net	5,424	6,919
Total assets	$302,035	$317,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,573	$1,067
Accrued taxes	508	1,112
Accrued compensation and benefits	20,587	22,116
Deferred revenue	4,985	5,770
Accrued expenses	6,317	4,716
Other current liabilities	1,707	2,327
Total current liabilities	35,677	37,108
Obligations under capital leases, net of current portion	138	198
Convertible notes, net	132,515	126,051
Other long-term liabilities	6,598	6,232
Total liabilities	174,928	169,589
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 87,037 shares issued and 86,916 shares outstanding as of September 30, 2016; 86,893 shares issued and 86,772 shares outstanding as of December 31, 2015	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	335,355	331,922
Accumulated deficit	(207,862)	(183,941)
Accumulated other comprehensive income	47	427
Total stockholders’ equity	127,107	147,975
Total liabilities and stockholders’ equity	$302,035	$317,564
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$62,514	$59,432	$184,233	$187,242
Cost of revenue	40,789	42,568	122,568	131,076
Gross profit	21,725	16,864	61,665	56,166
Operating expenses:
Sales and marketing	8,847	10,667	30,626	31,667
Research and development	1,952	3,474	6,132	12,942
General and administrative	14,638	10,912	38,233	33,778
Restructuring and other	—	(2)	—	3,737
Total operating expenses	25,437	25,051	74,991	82,124
Loss from operations	(3,712)	(8,187)	(13,326)	(25,958)
Interest expense and other, net	(2,291)	(2,513)	(5,499)	(7,097)
Impairment of cost basis equity investment	(2,300)	—	(2,300)	—
Loss before income taxes	(8,303)	(10,700)	(21,125)	(33,055)
Income tax provision	968	203	2,505	1,515
Net loss	$(9,271)	$(10,903)	$(23,630)	$(34,570)
Net loss per share, basic and diluted	$(0.11)	$(0.13)	$(0.27)	$(0.41)
Weighted average common shares outstanding, basic and diluted	86,283	85,994	85,981	85,113
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(9,271)	$(10,903)	$(23,630)	$(34,570)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(110)	184	(1,229)	289
Unrealized gain (loss) on short-term investments, net of tax	(81)	4	849	118
Other comprehensive income (loss), net of tax	(191)	188	(380)	407
Total comprehensive loss, net of tax	$(9,462)	$(10,715)	$(24,010)	$(34,163)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(23,630)	$(34,570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,636	10,204
Amortization of debt discount and issuance costs	6,464	5,955
Accretion of premium on short-term investments and other	888	(205)
Deferred income taxes	1,698	1,155
Stock-based compensation	7,441	10,804
Restructuring and other	—	3,518
Impairment of cost basis equity investment	2,300	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,778	12,740
Deferred revenue	(805)	(1,043)
Prepaid expenses and other	1,306	(539)
Accounts payable	407	(620)
Accrued taxes	(627)	(879)
Accrued compensation and benefits	(1,509)	(580)
Accrued expenses	1,670	(4,031)
Other liabilities	(311)	(844)
Net cash provided by operating activities	9,706	1,065
Cash flows from investing activities
Acquisition of property and equipment	(21,203)	(8,273)
Restricted cash	—	(1,244)
Purchases of short-term investments	(86,365)	(73,567)
Sales of short-term investments	83,331	61,430
Maturities of short-term investments	350	690
Net cash used in investing activities	(23,887)	(20,964)
Cash flows from financing activities
Repayment on capital leases obligations	(120)	(139)
Repurchase of common stock	(8,921)	—
Proceeds from common stock issuances	5,034	3,476
Minimum tax withholding requirement	(770)	(708)
Net cash (used in) provided by financing activities	(4,777)	2,629
Net decrease in cash and cash equivalents	(18,958)	(17,270)
Effect of exchange rate changes on cash and cash equivalents	(1,681)	717
Cash and cash equivalents at beginning of period	72,334	90,382
Cash and cash equivalents at end of period	$51,695	$73,829
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Basis of Presentation

ServiceSource International, Inc. (together with its subsidiaries, the “Company”) is a global leader in customer and revenue lifecycle solutions that power enterprise revenue relationships, partnering with business to business technology and technology-enabled companies to optimize maintenance, support and subscription revenue streams, while also improving end customer relationships and loyalty. The Company delivers these results via dedicated service teams and integral cloud-based technologies, leveraging benchmarks and best-practices derived from its rich database of service and renewal behavior. By integrating managed services, cloud software and data, the Company provides its clients with insights into their end customers' businesses, end-to-end management and optimization of the service-contract renewals process and customer success activities, including data management, quoting, selling and recurring revenue business intelligence. The Company receives commissions from its clients based on renewal sales that the Company generates on their behalf under a pay-for-performance or flat-rate model. In addition, the Company also provides a purpose-built cloud application to maximize the renewal of subscriptions, maintenance and support contracts and receives subscription fees from its clients. The Company’s corporate headquarters is located in San Francisco, California. The Company has additional U.S. offices in Colorado, Tennessee and Washington, and international offices in Bulgaria, Ireland, Japan, Malaysia, the Philippines, Singapore and the United Kingdom.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and accounting for award forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company early adopted ASU 2016-09 during the third quarter of 2016 on a modified retrospective basis for the income statement impact of forfeitures and income taxes. Accordingly, the Company recognized a cumulative adjustment charge of $0.3 million to beginning Accumulated Deficit as of January 1, 2016 related to the forfeiture rate methodology change. ASU 2016-09 also requires the presentation of excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity. Adopting this provision of the ASU did not have a material impact on the Company's financial statements. The new guidance also requires the presentation of shares withheld for employee taxes as a financing activity (retrospective change) on the statement of cash flows which resulted in a $0.8 million and $0.7 million reclassification from operating activities to financing activities for the nine month period ending September 30, 2016 and 2015, respectively.
Reclassifications
Amounts shown in Other assets, net, on the Consolidated Balance Sheet as of December 31, 2015 have been reclassified to Convertible notes, net, to reflect the current period presentation as a result of the adoption of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. See Note 7 - Debt.

Correction to Condensed Consolidated Balance Sheet as of December 31, 2015
Subsequent to the issuance of the Company’s 2015 consolidated financial statements, management determined that its net deferred tax asset valuation allowance was incorrectly computed and recorded for the periods ending December 31, 2012, 2013, 2014 and 2015 and March 31, 2016. This error was due to the incorrect netting of an indefinite-lived deferred tax liability related to tax-deductible goodwill against certain deferred tax assets that the Company believed more likely than not would not be realized. In order to be a source of future taxable income to support realizability of a deferred tax asset, a taxable temporary difference must reverse in a period such that it would result in the realization of the deferred tax asset. Taxable temporary differences related to indefinite-lived intangibles and tax-deductible goodwill are problematic in this regard as, by their nature, they are not predicted to reverse (commonly referred to as naked credits). While such temporary differences would reverse on impairment or sale of the related assets, those events are not anticipated under ASC 740 Income taxes (“ASC 740”) for purposes of predicting the reversal of the related taxable temporary difference. As a result, the reversal of taxable temporary differences with respect to indefinite-lived assets and tax-deductible goodwill should not be considered a source of future taxable income when evaluating and calculating a valuation allowance in accordance with ASC 740. The cumulative error beginning in 2012, totaled $2.2 million at March 31, 2016 and $2.1 million at December 31, 2015.
In evaluating whether the previously issued financial statements were materially misstated, the Company followed the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin ("SAB") Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that the error was not material to the affected prior periods. However, correction of the entire cumulative error would have been material to that quarter's three and six months results and would have impacted comparisons to prior quarters. As a result, certain amounts presented in the Company’s condensed consolidated financial statements have been revised from the amounts previously reported to correct this error as shown in the table below and as included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2016.
Condensed Consolidated Balance Sheet as of December 31, 2015 (in thousands):

	As Previously Reported	Corrections	As Revised
Other long term liabilities	$4,113	$2,119	$6,232
Total liabilities	167,470	2,119	169,589
Accumulated deficit	(181,822)	(2,119)	(183,941)
Total stockholders' equity	150,094	(2,119)	147,975
Total liabilities and stockholders' equity	317,564	—	317,564

Correction to Condensed Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows for the periods ended September 30, 2015
The Company has restated certain amounts in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2015 to correct income tax expense related to the valuation allowance calculation error discussed above, so that such adjustment is recorded in the proper period. The Company believes this correction is not material to its previously issued annual and interim consolidated financial statements.
The effects of correcting the valuation allowance calculation error are as follows:

•	Additional income tax expense of $0.1 million and $0.1 million in the three and nine months ended September 30, 2015, respectively, has been recorded;

•	Net loss increases $0.1 million and $0.1 million in the three and nine months ended September 30, 2015, respectively; and

•	Net loss per share, basic and diluted remain unchanged for the three months ended September 30, 2015 and increases from $0.40 to $0.41 for the nine months ended September 30, 2015.

The following tables summarize the effects of the correction on the Company’s condensed consolidated statements of operations for three and nine months ended September 30, 2015 (in thousands):

	For the Three Months Ended September 30, 2015
	As Previously Reported	Corrections	As Revised
Loss before income taxes	$(10,700)	$—	$(10,700)
Income tax provision	158	45	203
Net loss	$(10,858)	$(45)	$(10,903)
Net loss per share, basic and diluted	$(0.13)	$—	$(0.13)
Weighted average common shares outstanding, basic and diluted	85,994	—	85,994

	For the Nine Months Ended September 30, 2015
	As Previously Reported	Corrections	As Revised
Loss before income taxes	$(33,055)	$—	$(33,055)
Income tax provision	1,380	135	1,515
Net loss	$(34,435)	$(135)	$(34,570)
Net loss per share, basic and diluted	$(0.40)	$(0.01)	$(0.41)
Weighted average common shares outstanding, basic and diluted	85,113		85,113

The following tables summarize the effects of the corrections on the Company’s condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 (in thousands):

	For the Three Months Ended September 30, 2015
	As Previously Reported	Corrections	As Revised
Net loss	$(10,858)	$(45)	$(10,903)
Other comprehensive income (loss):
Foreign currency translation adjustments	184	—	184
Unrealized gain (loss) on short-term investments	4	—	4
Other comprehensive income (loss)	188	—	188
Total comprehensive loss	$(10,670)	$(45)	$(10,715)

	For the Nine Months Ended September 30, 2015
	As Previously Reported	Corrections	As Revised
Net loss	$(34,435)	$(135)	$(34,570)
Other comprehensive income (loss):
Foreign currency translation adjustments	289	—	289
Unrealized gain (loss) on short-term investments	118	—	118
Other comprehensive income (loss)	407	—	407
Total comprehensive loss	$(34,028)	$(135)	$(34,163)

The following tables summarize the effects of the corrections on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2015 (in thousands):

	For the Nine Months Ended September 30, 2015
Cash flows from operating activities	As Previously Reported	Corrections	As Revised
Net loss	$(34,435)	$(135)	$(34,570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,204	—	10,204
Amortization of debt discount and issuance costs	5,955	—	5,955
Accretion of premium on short-term investments and other	(205)	—	(205)
Deferred income taxes	1,020	135	1,155
Stock-based compensation	10,804	—	10,804
Restructuring and other	3,518	—	3,518
Changes in operating assets and liabilities:
Accounts receivable, net	12,740	—	12,740
Deferred revenue	(1,043)	—	(1,043)
Prepaid expenses and other	(539)	—	(539)
Accounts payable	(620)	—	(620)
Accrued taxes	(879)	—	(879)
Accrued compensation and benefits	(580)	—	(580)
Accrued expenses	(4,031)	—	(4,031)
Other liabilities	(844)	—	(844)
Net cash provided by operating activities	$1,065	$—	$1,065
Note 2 — Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company's daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that other-than-temporary declines in fair value have occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and nine months ended September 30, 2016 and 2015 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$51,677	$—	$—	$51,677
Cash equivalents:
Money market mutual funds	18	—	—	18
Total cash and cash equivalents	51,695	—	—	51,695
Short-term investments:
Corporate bonds	54,902	147	(39)	55,010
U.S. agency securities	33,526	110	(8)	33,628
Asset-backed securities	27,792	74	(2)	27,864
U.S. Treasury securities	22,708	9	(41)	22,676
Total short-term investments	138,928	340	(90)	139,178
Cash, cash equivalents and short-term investments	$190,623	$340	$(90)	$190,873
December 31, 2015

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$72,105	$—	$—	$72,105
Cash equivalents:
Money market mutual funds	229	—	—	229
Total cash and cash equivalents	72,334	—	—	72,334
Short-term investments:
Corporate bonds	54,434	—	(389)	54,045
U.S. agency securities	36,010	—	(187)	35,823
Asset-backed securities	30,665	—	(132)	30,533
U.S. Treasury securities	16,024	—	(47)	15,977
Total short-term investments	137,133	—	(755)	136,378
Cash, cash equivalents and short-term investments	$209,467	$—	$(755)	$208,712
The following table summarizes the amortized cost and estimated fair value of money market mutual funds and short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$19,435	$19,433
Due in 1 to 3 years	119,511	119,763
Total	$138,946	$139,196
As of September 30, 2016, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of September 30, 2016 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$18	$18	$—
Total cash equivalents	18	18	—
Short-term investments:
Corporate bonds	55,010	—	55,010
U.S. agency securities	33,628	—	33,628
Asset-backed securities	27,864	—	27,864
U.S. Treasury securities	22,676	—	22,676
Total short-term investments	139,178	—	139,178
Cash equivalents and short-term investments	$139,196	$18	$139,178
The Company has restricted cash of $1.2 million within Other assets, net as of September 30, 2016 and December 31, 2015. The restricted cash is classified within Level 1.
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

The convertible notes issued by the Company in August 2013 are shown on the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of September 30, 2016 and December 31, 2015 was $143.6 million and $126.0 million, respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any other financial instruments or long-term debt measured at fair value as of September 30, 2016 and December 31, 2015.
Note 4 — Other Assets, Net
Other assets, net balances were comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Restricted Cash	$1,244	$1,244
Cost basis equity investment	2,200	4,500
Long-term deposits and other	1,980	1,175
Total	$5,424	$6,919
In 2013, the Company made an equity investment in a private company for $4.5 million, which represented less than 5% of the outstanding equity of that company. The Company carries this investment on a cost basis and periodically evaluate its recoverability to determine if there is an impairment in the carrying value. Based on unfavorable growth trends and declining financial performance of this private company, the Company determined that its investment was impaired at September 30, 2016 and recorded a $2.3 million impairment charge during the three and nine month periods ending September 30, 2016.

Note 5 — Other Current Liabilities

Other current liabilities balances were comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued Interest - Convertible Notes	$375	$948
Deferred Rent	1,061	738
ESPP Withholding	271	641
Total	$1,707	$2,327
Note 6 — Credit Facility and Capital Leases
Letter of Credit
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a new San Francisco facility. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in other assets, net, in the accompanying condensed consolidated balance sheets.
Capital Leases
The Company has capital lease agreements totaling $0.2 million that are collateralized by the underlying property and equipment and expire through September 2019. The weighted-average imputed interest rates for the capital lease agreements were 2.9% and 4.9% at September 30, 2016 and 2015, respectively.
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
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, upon a fundamental change as defined in the Indenture. In addition, upon certain events of default as defined in the Indenture, the trustee, or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, on all the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. The Notes were not subject to conversion or repurchase at September 30, 2016.
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
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Principal amount	$150,000	$150,000
Unamortized debt discount	(15,995)	(21,908)
Unamortized debt issuance costs	(1,490)	(2,041)
Net carrying amount	$132,515	$126,051

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest expense at 1.5% per annum	$563	$563	$1,688	$1,688
Amortization of debt issuance costs	189	174	551	507
Accretion of debt discount	2,028	1,877	5,913	5,448
Total	$2,780	$2,614	$8,152	$7,643
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
Note 8 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through November 30, 2022. Rent expense for the three months ended September 30, 2016 and 2015 was $2.9 million and $2.3 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $8.3 million and $7.0 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
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

Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, if multiple actions are resolved in the same time period, and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of September 30, 2016, the Company has accrued a $1.5 million reserve relating to our potential liability for currently pending disputes, reflected in Accrued Expenses in the accompanying condensed consolidated balance sheets and notes to our financial statements.

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

     On August 23, 2016, the United States District Court for the Middle District of Tennessee granted conditional class certification in a lawsuit originally filed on September 21, 2015 by three former senior sales representatives. The lawsuit, Sarah Patton, et al v.  ServiceSource Delaware, Inc., asserts a claim under the Fair Labor Standards Act (“FLSA”) alleging that certain sales account representatives and senior sales representatives in our Nashville location were not paid for all hours worked and were not properly paid for overtime hours worked.  The complaint also asserts claims under Tennessee state law for breach of contract and unjust enrichment, however, the plaintiffs have not yet filed a motion to certify the state law breach of contract and unjust enrichment claims as a class action.  Beginning October 31, 2016, notice was provided to potential FLSA claim class members, who have through December 30, 2016 to opt in to the class. The Company will continue to vigorously defend itself against these claims.
Note 9 — Share Repurchase Program, Stock-Based Compensation and ESPP
In August 2015, the Board authorized a stock repurchase program (the "program") with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $19.9 million as of September 30, 2016. The share repurchase program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The Company cash settles with the program broker periodically and reflects any unsettled amounts as a current liability at each period end.

The following shares of common stock were repurchased under the above-described repurchase plan:

	Number of Shares (in thousands)	Weighted Average Repurchase Price Per Share	Amount (includes commissions) (in thousands)
2016:
Third quarter	—	$—	$—
Second quarter	428	3.88	1,661
First quarter	1,835	3.96	7,260

2015:
Fourth quarter	136	$4.09	$557
Third Quarter	159	4.12	655
Total common stock repurchases under the program	2,558		$10,133
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$299	$704	$1,146	$2,200
Sales and marketing	565	796	2,152	2,443
Research and development	106	322	448	1,314
General and administrative	1,276	1,438	3,695	4,847
Total stock-based compensation	$2,246	$3,260	$7,441	$10,804
The above table does not include $0.1 million and $0.4 million of capitalized stock-based compensation related to internal-use software during the three and nine months ended September 30, 2016. There was no capitalized stock-based compensation related to internal-use software during the three and nine months ended September 30, 2015.
Determining Fair Value of Stock Awards
The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using peer company volatility and the number of options that will be forfeited prior to vesting. Prior to January 1, 2016, the expected stock price volatility assumption was determined by examining the historical volatilities for industry peers. Effective January 1, 2016, the stock price volatility assumption was determined by examining a blend of the historical volatilities for industry peers and the trading history for the Company’s common stock. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of actual forfeitures during the period on a straight-line basis over the requisite service period of the options, which is generally four years. Restricted stock, upon vesting, entitles the holder to one share of common stock for each restricted stock unit or award, and has a purchase price of $0.0001 per share, which is equal to the par value of the Company’s common stock, and vests over four years. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant, and compensation expense net of actual forfeitures during the period is recognized on a straight-line basis over the vesting period.

Equity Incentive Plan

During the third quarter of 2016, the Company granted performance-based restricted stock unit awards under the Company’s 2011 Equity Incentive Plan to certain key executives (the “2016 PSU Awards”). For each 2016 PSU Award, a number of restricted stock units will become eligible to vest based on the levels of achievement of the performance-based conditions described below, and any such restricted stock units that become eligible to vest will vest upon the satisfaction of the time-based vesting condition described below. The aggregate target number of restricted stock units subject to the 2016 PSU Awards is 1.0 million with an aggregate grant date fair value of $5.1 million, which will be expensed over a two year period.

The performance-based conditions are based upon the Company’s revenue and adjusted EBITDA performance in fiscal year 2016 against the target goals for such metrics under the Company’s 2016 corporate incentive plan (in each case, “Performance Achievement”), which will each be determined on the date the Company files its Annual Report on Form 10-K for fiscal year 2016. The target number of restricted stock units for each 2016 PSU Award will be divided equally between the two performance metrics. For each performance metric, the number of restricted stock units that become eligible to vest will be: (i) if the applicable Performance Achievement is less than 85% of the target goal, no restricted stock units for such performance metric, (ii) if the applicable Performance Achievement is equal to 85% of the target goal, 50% of the target number of restricted stock units for such performance metric, (iii) if the applicable Performance Achievement is equal to 100% of the target goal, 100% of the target number of restricted stock units for such performance metric, or (iv) if the applicable Performance Achievement is at least 120% of the target goal, 150% of the target number of restricted stock units for such performance metric. For each performance metric, if the applicable Performance Achievement falls between any of the thresholds (ii), (iii), and (iv) specified in the previous sentence, the number of restricted stock units that become eligible to vest for such performance metric will be determined via linear interpolation.
Under the time-based vesting condition, 50% of the restricted stock units that have become eligible to vest will vest on the first anniversary of the grant date, and 50% of the restricted stock units that have become eligible to vest will vest on the second anniversary of the grant date, except as otherwise provided under certain termination and change-in-control provisions in each award agreement governing a 2016 PSU Award. Such provisions will determine the number of restricted stock units that become eligible to vest and when and how many restricted stock units will actually vest in connection with the specified terminations of employment and changes in-control.
Option and restricted stock activity under the 2011 Equity Incentive Plan for the nine months ended September 30, 2016 was as follows (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Outstanding — December 31, 2015	7,055	10,616	$4.79	4,552
Additional shares reserved under the 2011 equity incentive plan	3,478	—	—	—
Granted	(2,781)	638	4.04	2,143
Options exercised/ Restricted stock released		(932)	4.21	(1,331)
RSU shares withheld for taxes	177	—	—	176
Canceled/Forfeited	2,470	(1,381)	5.41	(1,089)
Outstanding — September 30, 2016	10,399	8,941	$4.70	4,451
The weighted average grant-date fair value of employee stock options granted during the three months ended September 30, 2016 and 2015 was $2.30 and $1.71 per share, respectively, and $2.03 and $1.44 for the nine months ended September 30, 2016 and 2015, respectively. The unamortized grant date fair value of both stock options and restricted stock awards totaled $24.8 million at September 30, 2016.

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

The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2016, approximately 0.9 million additional shares were reserved under the ESPP pursuant to the plan's automatic increase provision. As of September 30, 2016, 1.8 million total shares had been issued under the ESPP and 3.1 million shares were available for future issuance.
Note 10 — Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The tax years 2010 through 2016 remain subject to examination by federal, state and foreign tax authorities.
For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $1.0 million and $2.5 million, respectively. This amount primarily consists of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in United States and Singapore because those losses are offset by a full valuation allowance.
The gross amount of the Company's unrecognized tax benefits was $0.9 million as of September 30, 2016 and December 31, 2015, none of which, if recognized, would affect the Company’s effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including this: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
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
Our solutions are comprised of a unique and precise mix of managed services, a purpose-built RLM technology platform and best-practice processes developed over more than 17 years of exclusive focus on revenue retention, revenue growth and customer success. With the experience of nearly $8.4 billion in recurring revenue sold in 2015 and global deployments across 40 languages and 200 countries, ServiceSource solutions can uniquely leverage industry and company data, leading-edge technology and best-practices drawn from our significant and in-depth database of renewal benchmarks. By integrating managed services, cloud software and data, we provide our clients with insights into their end customers’ businesses, end-to-end management and optimization of end customer onboarding, adoption, subscription, asset management, and service contract renewal processes whether managed by us directly or through our client’s channel partners.

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
Opportunity Under Management. At December 31, 2015, we estimated our Opportunity Under Management was approximately $9.9 billion. Opportunity Under Management is an operational metric that represents our estimate of the value of all end customer service contracts that we have the opportunity to sell on behalf of our clients over a designated period of time. In addition, we processed more than $4.0 billion of contract value through our cloud technologies in 2015 for which we received fees. Opportunity Under Management is not a measure of our expected revenue. Opportunity Under Management reflects our estimate over a designated period of time and should not be used to estimate our opportunity for any particular quarter within that period. Also, the value of end customer contracts actually delivered during a given period should not be expected to occur in even quarterly increments due to seasonality and other factors impacting our clients and their end customers. We estimate the value of such end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by our clients in past periods, the minimum value of end customer contracts that our clients are required to give us the opportunity to sell pursuant to the terms of our contracts with them, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by our clients, the value of end customer contracts included in the Service Performance Analysis ("SPA") and collaborative discussions with our clients assessing their expectations as to the value of service contracts that they make available to us for sale. While the minimum value of end customer contracts that our clients are required to give us represents a portion of our estimated Opportunity Under Management, a significant portion of the Opportunity Under Management is estimated based on the other factors described above. As our experience with our business, our clients and their contracts has grown, we have continually refined the process, improved the assumptions and expanded the data related to our calculation of Opportunity Under Management. When estimating Opportunity Under Management, we must, to a large degree, rely on the assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual value of end customer contracts delivered to us in a given period to differ from our estimate of Opportunity Under Management. These factors include:
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
In 2015, we experienced a decline in Opportunity Under Management due to a number of service contractions and non-renewals by some of our clients. We expect the reduction in Opportunity Under Management to be slightly up for the remainder of 2016 and increase in 2017.
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
We also earn revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been a small percentage of total revenue. We expect revenues generated from subscriptions of Renew OnDemand and ServiceSource SaaS cloud technologies to be flat for the remainder of 2016. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.
We have generated a significant portion of our revenue from a limited number of clients. Our top ten customers accounted for 65% and 56% of our net revenue for the nine months ended September 30, 2016 and 2015, respectively.
The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue.
Our business is geographically diversified. Through the first nine months of 2016, 65% of our net revenue was earned in North America and Latin America (“NALA”), 24% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our sales centers in that geography. Predominantly all of the service contracts sold and managed by our sales centers relate to end customers located in the same geography. APJ is our newest region, and as a result accounts for less of our net revenue. In addition, our Kuala Lumpur, Manila and Sofia locations are global service delivery centers where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.

Cost of Revenue and Gross Profit
Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs. Compensation expense includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our customer base or Opportunity Under Management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed under, “Factors Affecting Our Performance-Implementation Cycle”. We saw material reductions in cost of revenue expenses in 2015 related primarily to our efforts to better align our personnel costs with the decrease in revenue during 2015. We expect cost of revenues to increase slightly through the remainder of 2016 as additional cost reduction measures will be offset by incremental investments in technology, the addition of new service delivery centers and increased costs related to expansion of our services. Gross profit as a percent of revenue is expected to improve over prior year periods as we anticipate revenue growing faster than our cost of revenue.
Operating Expenses
Sales and Marketing. Sales and marketing expenses are a significant component of our operating costs and consist primarily of compensation expenses and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between the contract signing date and twelve to fourteen months following the execution of the applicable contract. When commissions are paid upon contract signing and are not contingent on future payments and continued employment, we consider that portion of the commission to be earned and therefore expensed at contract signing. We currently expect sales and marketing expenses to be up in the remainder of 2016 due to normal higher seasonal spend in our fourth quarter.
Research and Development. Research and development expenses consist primarily of employee compensation expense, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products and applications related to our technology platform. In connection with the development and enhancements of our SaaS cloud applications, we capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to remain flat or increase slightly for the remainder of 2016, and decrease or remain flat as a percentage of revenue in future years.
General and Administrative. General and administrative expenses consist primarily of employee compensation expense for our executive, human resources, finance and legal functions, and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses. We expect that our general and administrative expenses will increase for the remainder of 2016 as we invest in facilities, expand our learning and development function and invest in additional information technology.
Restructuring and other. Restructuring and other expenses consist primarily of stock compensation expense related to the accelerated vesting of certain equity awards, employees' separation payments and related employee benefits and charges related to cancellation of contracts. We completed this restructuring in 2015.
Interest Expense and Other, Net and Impairment of Cost Basis Equity Investment
Interest expense. Interest expense consists of interest expense associated with our convertible debt, imputed interest from capital lease payments, accretion of debt discount; and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. We expect our interest expense to increase slightly for the remainder of 2016 from accretion of debt discount, amortization of deferred financing costs and contractual interest costs as a result of our August 2013 issuance of $150.0 million aggregate principal amount of convertible notes due August 2018.
Other, net. Other, net consists primarily of foreign exchange gains and losses and the interest income earned on our cash, cash equivalents and marketable securities investments. We expect other income to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss) and the return of interest on our investments.

Impairment of cost basis equity investment. We recorded an impairment charge related to a cost basis equity investment during the three months ended September 30, 2016. Changes in business conditions and other economic factors related to our cost basis equity investment may require us to record additional impairment charges in the future.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net revenue	$62,514	$59,432	$184,233	$187,242
Cost of revenue	40,789	42,568	122,568	131,076
Gross profit	21,725	16,864	61,665	56,166
Operating expenses:
Sales and marketing	8,847	10,667	30,626	31,667
Research and development	1,952	3,474	6,132	12,942
General and administrative	14,638	10,912	38,233	33,778
Restructuring and other	—	(2)	—	3,737
Total operating expenses	25,437	25,051	74,991	82,124
Loss from operations	(3,712)	(8,187)	(13,326)	(25,958)
Interest expense and other, net	(2,291)	(2,513)	(5,499)	(7,097)
Impairment of cost basis equity investment	(2,300)	—	(2,300)	—
Loss before income taxes	(8,303)	(10,700)	(21,125)	(33,055)
Income tax provision	968	203	2,505	1,515
Net loss	$(9,271)	$(10,903)	$(23,630)	$(34,570)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Includes stock-based compensation of:
Cost of revenue	$299	$704	$1,146	$2,200
Sales and marketing	565	796	2,152	2,443
Research and development	106	322	448	1,314
General and administrative	1,276	1,438	3,695	4,847
Total stock-based compensation	$2,246	$3,260	$7,441	$10,804

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	65%	72%	67%	70%
Gross profit	35%	28%	33%	30%
Operating expenses:
Sales and marketing	14%	18%	17%	17%
Research and development	3%	6%	3%	7%
General and administrative	23%	18%	21%	18%
Restructuring and other	—%	—%	—%	2%
Total operating expenses	40%	42%	41%	44%
Loss from operations	(5)%	(14)%	(8)%	(14)%
Three and nine months ended September 30, 2016 and September 30, 2015

Net Revenue, Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands)				(in thousands)
Net Revenue	$62,514	$59,432	$3,082	5%	$184,233	$187,242	$(3,009)	(2)%
Cost of Revenue	40,789	42,568	(1,779)	(4)%	122,568	131,076	(8,508)	(6)%
Gross Profit	$21,725	$16,864	$4,861	29%	$61,665	$56,166	$5,499	10%

Net revenue increased $3.1 million, or 5%, for the third quarter of 2016 compared to the third quarter of 2015. The overall increase in revenue was due to expansion of business with the existing client base, as well as new business with existing clients and with new clients in the third quarter of 2016.

The $1.8 million, or 4%, decrease in our cost of revenue in the third quarter of 2016 compared to the third quarter of 2015 reflects a $2.0 million decrease in employee related costs as a result of shifting headcount to lower cost offices and locations, all related to our continuous efforts to better align employee costs with revenue, a decrease of $1.5 million in temporary labor and consulting costs, offset by a $0.4 million increase in information technology costs and $0.1 million increase in travel costs.

Gross profit in the third quarter of 2016 increase by $4.9 million, or 29%, compared to the same period in 2015 which is in line with the increase in revenue and proportionate reduction in employee related costs.

Net revenue decreased $3.0 million, or 2%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The overall decrease in revenue was due to service cancellations and reductions with the existing client base in the first quarter of 2016 as compared to the first quarter of 2015 which impacted the nine months ended September 30, 2016.

The $8.5 million, or 6%, decrease in our cost of revenue in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 reflects a $9.2 million decrease in employee related costs as a result of shifting headcount to lower cost offices and locations, which is related to our continuous efforts to better align employee costs with revenue. Also contributing to the decrease was a $3.4 million reduction in temporary labor and consulting costs. Offsetting these decreases was a $2.6 million increase in overhead allocations, $0.6 million increase in information technology costs, $0.2 million increase in travel costs and $1.1 million increase in depreciation and amortization expense.

Gross profit in the nine months ended September 30, 2016 increased by $5.5 million, or 10%, compared to the same period in 2015 which is in line with the decrease in revenue and employee related costs.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Sales and marketing	$8,847	$10,667	$(1,820)	(17)%	$30,626	$31,667	$(1,041)	(3)%
Research and development	1,952	3,474	(1,522)	(44)%	6,132	12,942	(6,810)	(53)%
General and administrative	14,638	10,912	3,726	34%	38,233	33,778	4,455	13%
Restructuring and other	—	(2)	2	(100)%	—	3,737	(3,737)	(100)%
Total operating expenses	$25,437	$25,051	$386	2%	$74,991	$82,124	$(7,133)	(9)%
Includes stock-based compensation of:
Sales and marketing	$565	$796	$(231)		$2,152	$2,443	$(291)
Research and development	106	322	(216)		448	1,314	(866)
General and administrative	1,276	1,438	(162)		3,695	4,847	(1,152)
Total stock-based compensation	$1,947	$2,556	$(609)		$6,295	$8,604	$(2,309)
Sales and marketing expenses
The $1.8 million, or 17%, decrease in sales and marketing expenses in the third quarter of 2016 compared to the third quarter of 2015 resulted from a $1.5 million decrease in employee related costs and a $0.2 million decrease in marketing costs. Offsetting this decrease was a $0.1 million increase in travel costs.
The $1.0 million, or 3%, decrease in sales and marketing expenses in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted from a $1.2 million decrease in marketing costs and $0.1 million decrease in both temporary labor and consulting costs and depreciation and amortization. These decreases were offset by a $0.5 million increase in travel costs. Employee related costs remained consistent during the nine months ended September 30, 2016 as compared to the same period in 2015.
Research and development expenses
The $1.5 million, or 44%, decrease in research and development expense in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to a $0.7 million decrease in employee related costs associated with a decrease in headcount and $0.7 million decrease in temporary labor and consulting costs.
Internal-use software development capitalization increased by $1.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to continued development efforts related to our Renew on Demand and internal managed services platforms.
The $6.8 million, or 53%, decrease in research and development expense in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to $4.1 million decrease in employee related costs associated with a decrease in headcount, $2.1 million decrease in temporary labor and consulting costs and $0.3 million decrease in information technology costs.
Internal-use software development capitalization increased by $4.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to continued development efforts related to our Renew on Demand and internal managed services platforms. We expect to continue to invest in our technology platforms to support our services offering and thus capitalizing internal-use software costs in the future. However, the amount capitalized will depend on the future level of expenditures on research and development.
General and administrative expenses
The $3.7 million, or 34%, increase in general and administrative expense in the third quarter of 2016 compared to the third quarter of 2015 reflected a $1.3 million increase in employee related costs, $0.8 million increase in rent and facility expenses and $1.5 million increase related to legal reserve recorded in September 2016.

The $4.5 million, or 13%, increase in general and administrative expense in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 reflected a $2.4 million increase in employee related costs, $1.3 million increase in rent and facility expenses and a $1.5 million increase in reserves for litigation matters.
Restructuring and other expenses
There were no restructuring and other costs in the third quarter of 2016 due to the Company completing restructuring efforts in 2015.
Interest Expense and Other, Net and Impairment of Cost Basis Equity Investment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands)				(in thousands)
Interest expense	$2,792	$2,629	$163	6%	$8,191	$7,726	$465	6%
Other, net	(501)	(116)	(385)	332%	(2,692)	(629)	(2,063)	328%
Impairment of cost basis equity investment	2,300	—	2,300	100%	2,300	—	2,300	100%

Interest expense increased by $0.2 million, or 6%, in the third quarter of 2016 compared to the third quarter of 2015 and was due to the increased accretion of debt discount under the effective interest method related to the convertible notes issued in August 2013.
Other, net decreased by $0.4 million, or 332%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and was primarily due to foreign currency gains as a result of the U.S. dollar strengthening against the Euro and other foreign currencies of countries where we have operations.

Interest expense increased by $0.5 million, or 6%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 and was due to the increased accretion of debt discount under the effective interest method related to the convertible notes issued in August 2013.
Other, net decreased by $2.1 million, or 328%, in the nine months ended September 30, 2016 compared to the three months ended September 30, 2015, and was primarily due to foreign currency gains as a result of the U.S. dollar strengthening against the Euro and other foreign currencies of countries where we have operations.
Impairment of cost basis equity investment of $2.3 million in the three and nine months ended September 30, 2016 was the result of our recoverability assessment of a cost basis equity investment made in 2013. Changes in business conditions and other economic factors impacting our cost basis equity investment may require us to record additional impairment charges in the future.
Income Tax Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(in thousands)				(in thousands)
Income tax provision	$968	$203	$765	*	$2,505	$1,515	$990	*
*Not considered meaningful.
For the third quarter of 2016, we recorded income tax expense of approximately $1.0 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
For the nine months ended September 30, 2016, we recorded income tax expense of $2.5 million. This amount primarily represents $0.6 million of anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. state and foreign jurisdictions and $1.8 million of valuation allowance that reflects the portion of certain state deferred tax assets that are not more than likely to be realized. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.

Liquidity and Capital Resources
At September 30, 2016, we had cash, cash equivalents and short-term investments of $190.9 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and United States government obligations held by well-capitalized financial institutions. In addition, at September 30, 2016, we had cash and cash equivalents of $8.2 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and we do not have current plans to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the United States.
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
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless converted earlier. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.1 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes were not subject to conversion or repurchase at September 30, 2016 and are classified as a noncurrent liability on our condensed consolidated balance sheet.
Share Repurchase Program
In August 2015, the Board authorized a stock repurchase program with a maximum authorization repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $19.9 million at September 30, 2016. The program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the nine months ended September 30, 2016, the Company repurchased 2.3 million shares of its common stock under the program at an average price of $3.94 per share for a total of $8.9 million. All repurchases were made using cash resources, and the reacquired shares were retired upon repurchase. The Company did not repurchase any shares during the three months ended September 30, 2016.
Letter of Credit and Restricted Cash
In May 2015 the Company commenced a 7-year office lease expiring in November 2022 for a new corporate headquarters in San Francisco, California. In connection with this new lease commitment, the Company was required to issue a $1.2 million letter of credit to the landlord. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in our condensed consolidated balance sheet as of September 30, 2016.
Summary Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$9,706	$1,065
Net cash used in investing activities	(23,887)	(20,964)
Net cash (used in) provided by financing activities	(4,777)	2,629
Net decrease in cash and cash equivalents, net of impact of exchange rate changes on cash	(20,639)	(16,553)

Operating Activities
Net cash provided by operating activities was $9.7 million during the nine months ended September 30, 2016. Net loss during the period was $23.6 million adjusted by non-cash charges of $11.6 million for depreciation and amortization, $6.5 million of amortization of debt discount and issuance costs, $1.7 million for deferred income taxes and $7.4 million for stock-based compensation. Cash provided by operations as a result of the changes in our working capital include a $2.8 million decrease in accounts receivable, net, a $0.8 million decrease in deferred revenue, a $0.4 million increase in accounts payable, a $1.5 million decrease in accrued compensation and benefits and a $1.7 million increase in accrued expenses.
Net cash provided by operating activities was $1.1 million during the nine months ended September 30, 2015. Net loss during the period was $34.6 million adjusted by non-cash charges of $10.2 million for depreciation and amortization, $6.0 million of amortization of debt discount and issuance costs, $3.5 million of restructuring and other charges, and $10.8 million for stock-based compensation. Cash generated from operations during the nine months ended September 30, 2015 resulted from sequential changes in our working capital including a $12.7 million decrease in accounts receivable, a $0.6 million decrease in accounts payable, a $0.6 million decrease in accrued compensation and benefits, and a $4.0 million decrease in accrued expenses.
Investing Activities
During the nine months ended September 30, 2016 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $2.7 million and property and equipment additions of $21.2 million. Property and equipment additions include $9.7 million of capitalized internal-use software development cost.
During the nine months ended September 30, 2015 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $11.4 million, property and equipment additions of $8.3 million and a $1.2 million increase in restricted cash related to a letter of credit required for our new San Francisco facility lease. Property and equipment additions include $5.1 million of capitalized internal-use software development cost.
Financing Activities
Cash used in financing activities of $4.8 million in the nine months ended September 30, 2016 primarily resulted from the $8.9 million repurchase of common stock offset by the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $5.0 million.
Cash provided by financing activities of $2.6 million in the nine months ended September 30, 2015 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $3.5 million.
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

Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, goodwill and intangible assets and income taxes. There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 8, 2016 except as described below.
We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using peer company volatility and the number of options that will be forfeited prior to vesting. Prior to January 1, 2016, the expected stock price volatility assumption was determined by examining the historical volatilities for industry peers. Effective January 1, 2016, the stock price volatility assumption was determined by examining a blend of the historical volatilities for industry peers and the trading history for the Company’s common stock. Additionally, as a result of our early adoption of ASU 2016-09 in the third quarter of 2016 on a modified retrospective basis, estimation of equity award forfeitures was eliminated, and forfeitures are recognized as they occur.
Recent Accounting Pronouncements

The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recently Adopted Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2016, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, if multiple actions are resolved in the same time period, and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of September 30, 2016, the Company has accrued a $1.5 million reserve relating to our potential liability for currently pending disputes, reflected in Accrued Expenses in the condensed consolidated balance sheets and in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
On July 8, 2015, a single plaintiff filed a putative securities class action lawsuit, Weller v. ServiceSource International, Inc. et al., in the U.S. District Court for the Northern District of California (the “Weller Lawsuit”) against the Company and the Company’s former Chief Executive Officer. The Weller Lawsuit was brought on behalf of purchasers of Company stock during the period January 22, 2014 through May 1, 2014, and alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.   In connection with the mandatory lead plaintiff appointment process under the Private Securities Litigation Reform Act (PSLRA), various law firms issued press releases between July 2015 and September 2015 to search for additional shareholders that would be willing to serve as lead plaintiffs in this lawsuit.  This solicitation period ended on September 29, 2015 and no other shareholders came forward, leaving only the named plaintiff as the sole shareholder seeking to be appointed lead plaintiff.  The court appointed Weller a lead plaintiff on October 21, 2015. At this time, no motion to certify a class has been filed. The Company believes that the claims are meritless, and will vigorously defend itself against such claims. On December 9, 2015, the Company filed a motion to dismiss the Weller Lawsuit.  The motion has been fully briefed, and the parties are awaiting a ruling from the court.
On August 23, 2016, the United States District Court for the Middle District of Tennessee granted conditional class certification in a lawsuit originally filed on September 21, 2015 by three former senior sales representatives. The lawsuit, Sarah Patton, et al v.  ServiceSource Delaware, Inc., asserts a claim under the Fair Labor Standards Act (“FLSA”) alleging that certain sales account representatives and senior sales representatives in our Nashville location were not paid for all hours worked and were not properly paid for overtime hours worked.  The complaint also asserts claims under Tennessee state law for breach of contract and unjust enrichment, however, the plaintiffs have not yet filed a motion to certify the state law breach of contract and unjust enrichment claims as a class action.  Beginning October 31, 2016, notice was provided to the potential FLSA claim class members, who have through December 30, 2016 to opt in to the class. The Company will continue to vigorously defend itself against these claims.

ITEM 1A.	Risk Factors

Investing in our common stock involves risk. Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q.

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
Our revenue is based on a pay-for-performance model under which we are paid a commission based on the service contracts we sell on behalf of our clients. If a particular client’s products or services fail to appeal to its end customers, our revenue will decline for our work with that client. In addition, if end customer demand decreases for other reasons, such as negative news regarding our clients or their products, unfavorable economic conditions, shifts in strategy by our clients away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our clients’ service contracts declines. Similarly, if our clients come under economic pressure, they may be more likely to terminate their contracts with us and/or seek to restructure those contracts, and for clients whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms. We experienced a decline in our Opportunity Under Management from our clients in 2015 as compared to 2014 and in 2014 as compared to 2013. We expect Opportunity Under Management to be slightly up for the remainder of 2016 and increase in 2017.
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
Since 2012, we have offered Renew OnDemand, our next-generation service revenue management platform on a subscription basis. We have expanded into other cloud technologies such as ServiceSource Revenue Analytics and ServiceSource Customer Success on the salesforce.com platform. Renew OnDemand and our cloud technologies remains relatively new and we have limited experience selling and/or implementing them for clients, as well as limited experience migrating clients from our traditional platform to Renew OnDemand. Given the complexity and significance of this ongoing transition, including as a result of the amount of client data within our systems that will need to be accessed and migrated, our client relationships, our reputation, and our overall business could be severely damaged if our implementations or migrations are poorly executed. In addition, we expect to incur additional expenses as a result of our 2016 plans to run dual technology platforms as we move toward broad use and adoption of certain cloud and technologies internally while maintaining our existing technology platform. Similarly our business operations and client relationships will be at high risk if our cloud technologies do not meet our performance expectations or those of our clients. This could harm our business in numerous ways including, without limitation, a loss of revenue and client contracts and damage to our reputation.

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
Beginning in 2014, we separately operated our CBI unit and our Managed Services unit, though both units retained the same finance, legal, human resources, and high level executive oversight. The anticipated operating efficiencies and cost savings of separately operating these business units were not fully realized for a variety of reasons. Because of this, we integrated these two lines of business into one beginning in the first quarter of 2016. The integration may result in the future disruption of our operations, diverting management attention from other business operations, failure to obtain anticipated growth rates, a loss of employee morale and productivity, including the effects of employee attrition, and higher than projected costs. If the anticipated benefits of integrating our business units are not realized, our future growth rates and results of operations may be harmed.
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
Changes in the legal and regulatory environment that affect our operations, including laws and regulations relating to the handling of personal data, data security and cross-border data flows, may impede the adoption of our services, disrupt our business or result in increased costs, legal claims, or fines against us.
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

Our international operation and global client base relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve, and additional regulation in those areas, some of it potentially difficult and costly for us to accommodate, is frequently proposed and occasionally adopted. Laws in many countries and jurisdictions, particularly in the European Union and Canada, govern the requirements related to how we store, transfer or otherwise process the private data provided to us by our clients. In addition, the centralized nature of our information systems at the data and operations centers that we use requires the routine flow of data relating to our clients and their respective end customers across national borders, both with respect to the jurisdictions within which we have operations and the jurisdictions in which we provide services to our clients. If this flow of data becomes subject to new or different restrictions, our ability to serve our clients and their respective end customers could be seriously impaired for an extended period of time.
For example, the EU and the United States formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the United States. This new framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. Ongoing legal reviews may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data. Compliance with the Privacy Shield, once it is implemented, and other mechanisms may also require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. As a result, we may be unsuccessful in establishing legitimate means to transfer personal data under these mechanisms, and/or we may experience reluctance or refusal by European clients to use our solutions due to potential risk exposure. Additionally, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit", which could also lead to further legislative and regulatory changes. Some countries are also considering legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
Our overall performance depends in part on worldwide economic conditions that impact the technology sector and other technology-enabled industries such as healthcare, life sciences and industrial systems. For example, economic downturns typically results in many businesses deferring technology investments, including purchases of new software, hardware and other equipment, and purchases of additional or supplemental maintenance, support and subscription services. To a certain extent, these businesses also slow the rate of renewals of maintenance, support and subscription services for their existing technology base. Any future downturn could cause business end customers to stop renewing their existing maintenance, support and subscription agreements or contracting for additional maintenance services as they look for ways to further cut expenses, in which case our business could suffer. Various economic uncertainties, including stock market and commodity pricing volatility, could lead to such a downturn that may impact our business.
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
Our future success depends on the continued contributions of our executives, each of whom may be difficult to replace. Our future success also depends in part on our ability to attract, hire, integrate and retain qualified service sales personnel, sales representatives and management- level employees to oversee such sales forces in addition to marketing, research and development and general and administrative personnel to support our global operation. Recently, we have experienced increased turnover in key executive positions, including our chief executive officer and chief financial officer positions in 2015. These new executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations or business plans with corresponding changes in how we report our results of operations. We can make no assurances that our new executives will be able to properly manage any such shift in focus or that any changes to our business would ultimately prove successful. The loss of any of our key executives, or our inability to continue to attract, retain and integrate high-quality talent, could harm our business.

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
For the nine months ended September 30, 2016, approximately 35% of our revenue, was generated outside of the United States, as compared to 34% of our revenue as of the year ended December 31, 2015. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We are also monitoring developments related to Brexit, which could have significant implications for our business. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, reduced customer demand for our services, and increasingly divergent laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations in the United Kingdom and our financial results.
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
We conduct operations throughout the world, including our headquarters in the United States and operations in Bulgaria, Ireland, Japan, Malaysia, the Philippines, Singapore and the United Kingdom. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, the effects of Brexit, political turmoil, labor issues, terrorism, natural disasters and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our solution or meet our contractual obligations, the cost of our solution, client satisfaction, our ability to attract or maintain clients, and, ultimately, our profits.
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
Our ability to deliver our solution is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. Such services include maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telecommunications systems that connect our global operations. As we continue to transition to a salesforce.com based platform for certain portions of our solutions, we will rely on salesforce.com to make application programming interfaces publicly available in order to enable client integrations with our platform. In addition, any deterioration in our relationship with salesforce.com could adversely affect our operating results.
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

Also, in 2013, we made a $4.5 million equity investment in an early stage private company. We carry this investment on a cost basis and periodically evaluate the carrying value to determine if the investment is impaired. The evaluation of whether or not this equity investment is impaired requires significant judgment and is based on a number of subjective factors including the private company's financial performance, the terms and conditions of financing arrangements and the private company's liquidity situation. In the third quarter of 2016, based on unfavorable growth trends and declining financial performance of this private company, we concluded that our investment was impaired and recorded a $2.3 million charge. There may be a time when our evaluation may indicate further impairment exists in the value of the investment and we will record additional impairment charges to adjust the cost basis of the investment to its recoverable amount. Any such additional charges could be material to our results of operations.
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	November 9, 2016	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Certificate of Incorporation of the Company filed March 24, 2011.

3.2(2)	Amended and Restated Bylaws of the Company

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015 and (v) the Notes to Condensed Consolidated Financial Statements.

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