Form 10-Q
period 2017-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2017-05-08
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-35108
 SERVICESOURCE INTERNATIONAL, INC.
(Exact name of registrant as specified in our charter)

Delaware	No. 81-0578975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

717 17th St., 5th Floor Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)
(720) 889-8500
(Registrant’s Telephone Number, Including Area Code)

760 Market Street, 4th Floor, San Francisco, CA 94102
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 28, 2017
Common Stock	88,610,811

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$50,345	$47,692
Short-term investments	138,701	137,881
Accounts receivable, net	53,190	63,289
Prepaid expenses and other	5,783	7,607
Total current assets	248,019	256,469
Property and equipment, net	38,186	38,180
Deferred income taxes, net of current portion	65	64
Goodwill and intangibles, net	7,554	7,932
Other assets, net	3,447	3,445
Total assets	$297,271	$306,090
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,803	$1,916
Accrued taxes	1,051	1,388
Accrued compensation and benefits	17,514	21,579
Deferred revenue	5,286	4,152
Accrued expenses	6,983	5,891
Other current liabilities	1,456	2,958
Total current liabilities	34,093	37,884
Convertible notes, net	137,016	134,775
Other long-term liabilities	7,061	6,495
Total liabilities	178,170	179,154
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 88,645 shares issued and 88,524 shares outstanding as of March 31, 2017; 88,304 shares issued and 88,183 shares outstanding as of December 31, 2016	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	348,367	344,521
Accumulated deficit	(227,985)	(216,361)
Accumulated other comprehensive income	(848)	(791)
Total stockholders’ equity	119,101	126,936
Total liabilities and stockholders’ equity	$297,271	$306,090
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenue	$56,708	$59,750
Cost of revenue	41,409	41,434
Gross profit	15,299	18,316
Operating expenses:
Sales and marketing	8,340	10,454
Research and development	2,243	2,163
General and administrative	13,980	12,043
Total operating expenses	24,563	24,660
Loss from operations	(9,264)	(6,344)
Interest expense and other, net	(2,070)	(1,509)
Loss before income taxes	(11,334)	(7,853)
Income tax provision	290	1,288
Net loss	$(11,624)	$(9,141)
Net loss per share, basic and diluted	$(0.13)	$(0.11)
Weighted average common shares outstanding, basic and diluted	88,385	86,081
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(11,624)	$(9,141)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(130)	765
Unrealized gain on short-term investments, net of tax	73	345
Other comprehensive income (loss), net of tax	(57)	1,110
Total comprehensive loss, net of tax	$(11,681)	$(8,031)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(11,624)	$(9,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,731	3,737
Amortization of debt discount and issuance costs	2,241	2,103
Accretion of premium on short-term investments	(94)	405
Deferred income taxes	95	1,097
Stock-based compensation	3,218	2,859
Changes in operating assets and liabilities:
Accounts receivable, net	10,470	2,029
Deferred revenue	1,134	85
Prepaid expenses and other	1,888	1,034
Accounts payable	(104)	1,702
Accrued taxes	(337)	(434)
Accrued compensation and benefits	(4,176)	(4,427)
Accrued expenses	1,021	1,584
Other liabilities	(1,095)	(920)
Net cash provided by operating activities	7,368	1,713
Cash flows from investing activities
Acquisition of property and equipment	(4,432)	(5,279)
Purchases of short-term investments	(18,059)	(30,999)
Sales of short-term investments	16,513	31,155
Maturities of short-term investments	925	—
Net cash used in investing activities	(5,053)	(5,123)
Cash flows from financing activities
Repayment on capital leases obligations	(16)	(66)
Repurchase of common stock	—	(7,260)
Proceeds from common stock issuances	616	691
Minimum tax withholding requirement	(131)	(51)
Net cash provided by (used in) financing activities	469	(6,686)
Net increase (decrease) in cash and cash equivalents	2,784	(10,096)
Effect of exchange rate changes on cash and cash equivalents	(131)	(844)
Cash and cash equivalents at beginning of period	47,692	72,334
Cash and cash equivalents at end of period	$50,345	$61,394
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Basis of Presentation

ServiceSource International, Inc. (together with its subsidiaries, the “Company”) is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through the Company’s people, processes and technology, the Company grows and retain revenue on behalf of its clients-some of the world’s leading business-to-business companies-in more than 35 languages. The Company’s solutions help its clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. The Company’s technology platform and best-practice business processes combined with its highly-trained, client-focused revenue delivery professionals and data from over 15 years of operating experience enable the Company to provide its clients greater value for its customer success services than attained by its clients' in-house customer success teams.

The Company’s pay-for-performance model allows its clients to pay for the services through either flat-rate or variable commissions based on the revenue generated by the Company on their behalf. Fixed-fee arrangements are typically used in quick deployments to address discrete target areas of our clients’ needs. The Company also generates revenue through its professional services teams, who assist clients with data optimization, as well as through supporting select existing clients with the Company’s Renew OnDemand application The Company’s corporate headquarters is located in Denver, Colorado. The Company has additional U.S. offices in California and Tennessee, and international offices in Bulgaria, Ireland, Japan, Malaysia, Philippines, Singapore and the United Kingdom.

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of ServiceSource International, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company's audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on March 6, 2017. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The standard also specifies that the incremental costs of obtaining a contract with a customer and the costs of fulfilling a contract with a customer (if those costs are not within the scope of another Topic or Sub-Topic) would be deferred and recognized over the appropriate period of contract performance if they are expected to be recovered. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB recently issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.

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
The Company continues to assess the impacts of the standard, and has not yet determined whether the standard will have a material impact on our consolidated financial statements. However, we currently believe the most significant impact is from the timing of recognition of sales commission expenses, which upon adoption will be recognized as costs over a period of time instead of immediately. We are also in the process of assessing the impact of the new standard on certain of our contracts that include performance-based fees. We currently recognize such fees in the period when the performance criteria have been met; however, under the new standard we would estimate the variable fees and recognize amounts for which it is probable that a significant reversal would not occur. For certain contracts, this could result in acceleration of recognition of the performance-based fees. We do not currently expect our recurring revenue management fees, based on a fixed percentage of overall sales value associated with the service contracts, to be significantly impacted by the new standard.
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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company continues to assess the impact of the adoption of this authoritative guidance on its consolidated financial statements.

Reclassifications

Amounts shown in Financing activities - Minimum tax withholding requirement in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 have been reclassified from Operating activities - Prepaid expenses and other, to reflect the current period presentation as a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires shares withheld for employee taxes to be reclassified from operating activities to financing activities.
Note 2 — Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company's daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that other-than-temporary declines in fair value have occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three months ended March 31, 2017 and 2016 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$49,835	$—	$—	$49,835
Cash equivalents:
Money market mutual funds	510	—	—	510
Total cash and cash equivalents	50,345	—	—	50,345
Short-term investments:
Corporate bonds	55,010	43	(139)	54,914
U.S. agency securities	34,653	1	(257)	34,397
Asset-backed securities	24,207	12	(27)	24,192
U.S. Treasury securities	25,462	1	(265)	25,198
Total short-term investments	139,332	57	(688)	138,701
Cash, cash equivalents and short-term investments	$189,677	$57	$(688)	$189,046
December 31, 2016

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$47,060	$—	$—	$47,060
Cash equivalents:
Money market mutual funds	632	—	—	632
Total cash and cash equivalents	47,692	—	—	47,692
Short-term investments:
Corporate bonds	54,827	19	(188)	54,658
U.S. agency securities	34,658	—	(281)	34,377
Asset-backed securities	26,431	25	(23)	26,433
U.S. Treasury securities	22,701	—	(288)	22,413
Total short-term investments	138,617	44	(780)	137,881
Cash, cash equivalents and short-term investments	$186,309	$44	$(780)	$185,573
The following table summarizes the amortized cost and estimated fair value of money market mutual funds and short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$20,667	$20,656
Due in 1 to 3 years	119,175	118,555
Total	$139,842	$139,211
As of March 31, 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of March 31, 2017 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$510	$510	$—
Total cash equivalents	510	510	—
Short-term investments:
Corporate bonds	54,914	—	54,914
U.S. agency securities	34,397	—	34,397
Asset-backed securities	24,192	—	24,192
U.S. Treasury securities	25,198	—	25,198
Total short-term investments	138,701	—	138,701
Cash equivalents and short-term investments	$139,211	$510	$138,701
The Company has restricted cash of $1.2 million within Other assets, net as of March 31, 2017 and December 31, 2016. The restricted cash is classified within Level 1.
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

The convertible notes issued by the Company in August 2013 are shown on the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount and issuance costs, and are not marked to market each period. The approximate fair value of the convertible notes as of March 31, 2017 and December 31, 2016 was $144.8 million and $143.8 million, respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any other financial instruments or long-term debt measured at fair value as of March 31, 2017 and December 31, 2016.
Note 4 — Other Assets, Net

Other assets, net balances were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Restricted Cash	$1,244	$1,244
Long-term deposits and other	2,203	2,201
Total	$3,447	$3,445
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a leased facility. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in other assets, net, in the accompanying condensed consolidated balance sheets.

Note 5 — Other Current Liabilities

Other current liabilities balances were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued Interest - Convertible Notes	$375	$938
Deferred Rent	795	1,359
ESPP Withholding	286	661
Total	$1,456	$2,958
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
The Notes are convertible at an initial conversion rate of 61.6770 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $16.21 per share of common stock, subject to anti-dilution adjustments upon certain specified events as defined in the Indenture. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock, or any combination thereof, at the Company’s option.
Prior to February 1, 2018, the Notes are convertible only upon the following circumstances:

•
during any calendar quarter commencing after December 31, 2013 (and only during such calendar quarter), if for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day;

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
Holders of the Notes may convert their Notes at any time on or after February 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, upon a fundamental change as defined in the Indenture. In addition, upon certain events of default as defined in the Indenture, the trustee, or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, on all the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. The Notes were not subject to conversion or repurchase at March 31, 2017.
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
The Company incurred transaction costs of approximately $4.9 million related to the issuance of the Notes. In accounting for these costs, the Company allocated the costs to the debt and equity components in proportion to the allocation of proceeds from the issuance of the Notes to such components. Transaction costs allocated to the debt component of $3.6 million were recorded as a deferred asset in other assets, net, and amortized to interest expense over the term of the Notes. As a result of the adoption of ASU No. 2015-03 in Q1 2016, Simplifying the Presentation of Debt Issuance Cost, these costs were reclassified to Convertible Notes, net, as of December 31, 2016. The transaction costs allocated to the equity component of $1.3 million were recorded to additional paid-in capital.
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Principal amount	$150,000	$150,000
Unamortized debt discount	(11,878)	(13,928)
Unamortized debt issuance costs	(1,106)	(1,297)
Net carrying amount	$137,016	$134,775
The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2017	2016
Contractual interest expense at 1.5% per annum	$563	$563
Amortization of debt issuance costs	191	179
Accretion of debt discount	2,050	1,924
Total	$2,804	$2,666
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
Note 7 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under noncancelable operating lease agreements with various expiration dates through November 30, 2022. Rent expense for the three months ended March 31, 2017 and 2016 was $2.8 million and $2.6 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of March 31, 2017, the Company has accrued a $1.5 million reserve relating to our potential liability for currently pending disputes, reflected in Accrued Expenses in the accompanying condensed consolidated balance sheets.
On August 23, 2016, the United States District Court for the Middle District of Tennessee granted conditional class certification in a lawsuit originally filed on September 21, 2015 by three former senior sales representatives. The lawsuit, Sarah Patton, et al v.  ServiceSource Delaware, Inc., asserts a claim under the Fair Labor Standards Act alleging that certain sales account representatives and senior sales representatives in our Nashville location were not paid for all hours worked and were not properly paid for overtime hours worked.  The complaint also asserts claims under Tennessee state law for breach of contract and unjust enrichment; however, the plaintiffs have not yet filed a motion to certify the state law breach of contract and unjust enrichment claims as a class action. The Company will continue to vigorously defend itself against these claims.
Note 8 — Share Repurchase Program, Stock-Based Compensation and ESPP
In August 2015, the Board authorized a stock repurchase program (the "program") with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $19.9 million as of March 31, 2017. The share repurchase program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The Company cash settles with the program broker periodically and reflects any unsettled amounts as a current liability at each period end. No shares were repurchased under the program during the quarter ended March 31, 2017.

The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$291	$468
Sales and marketing	882	862
Research and development	99	197
General and administrative	1,946	1,332
Total stock-based compensation	$3,218	$2,859
The above table does not include $0.1 million and $0.2 million of capitalized stock-based compensation related to internal-use software during the three months ended March 31, 2017 and 2016, respectively.
Determining Fair Value of Stock Awards
The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using peer company volatility and the number of options that will be forfeited prior to vesting. The stock price volatility assumption is determined by examining a blend of the historical volatilities for industry peers and the trading history for the Company’s common stock. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of actual forfeitures during the period on a straight-line basis over the requisite service period of the options, which is generally four years. Restricted stock, upon vesting, entitles the holder to one share of common stock for each restricted stock unit or award, and has a purchase price of $0.0001 per share, which is equal to the par value of the Company’s common stock, and vests over four years. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant, and compensation expense net of actual forfeitures during the period is recognized on a straight-line basis over the vesting period.

Equity Incentive Plan

During the third quarter of 2016, the Company granted performance-based restricted stock unit awards under the Company’s 2011 Equity Incentive Plan to certain key executives (the “2016 PSU Awards”). For each 2016 PSU Award, a number of restricted stock units became eligible to vest based on the levels of achievement of the performance-based conditions, and those restricted stock units that became eligible to vest will vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, except as otherwise provided under certain termination and change-in-control provisions in each award agreement. The aggregate target number of restricted stock units subject to the 2016 PSU Awards was 1.0 million with an aggregate grant date fair value of $5.1 million. Upon the filing of the Company’s 2016 Form 10-K on March 6, 2017, an additional 0.2 million shares with a grant date fair value of $1.2 million became eligible to vest under the awards. The $6.3 million grant date fair value is being expensed over the two years vesting term using the accelerated attribution method.
Option and restricted stock activity under the 2011 Equity Incentive Plan for the three months ended March 31, 2017 was as follows (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
December 31, 2016	10,406	7,495	$4.63	4,643
Additional shares reserved under the 2011 equity incentive plan	3,527	—	—	—
Granted	(190)	67	3.99	123
PSU Additional Goal Shares Achieved	(243)	—	—	243
Options exercised/ Restricted stock released	—	(10)	5.45	(196)
RSU shares withheld for taxes	26	—	—	26
Canceled/Forfeited	215	(156)	6.45	(59)
March 31, 2017	13,741	7,396	$4.58	4,780
The weighted average grant-date fair value of employee stock options granted during the three months ended March 31, 2017 and 2016 was $2.09 and $2.08 per share, respectively. The unamortized grant date fair value of both stock options and restricted stock awards totaled $19.2 million at March 31, 2017.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock and shares to be purchased under our Employee Stock Purchase Plan having an anti-dilutive effect of 3.4 million and 11.3 million shares for the three months ended March 31, 2017 and 2016, respectively.

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

The ESPP provides that additional shares are reserved under the plan annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. On January 1, 2017, approximately 0.9 million additional shares were reserved under the ESPP pursuant to the plan's automatic increase provision. As of March 31, 2017, 2.0 million total shares had been issued under the ESPP and 3.8 million shares were available for future issuance.
Note 9 — Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The tax years 2010 through 2017 remain subject to examination by federal, state and foreign tax authorities.
For the three months ended March 31, 2017, the Company recorded income tax expense of $0.3 million. This amount primarily consists of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in United States and Singapore because those losses are offset by a full valuation allowance.
The gross amount of the Company's unrecognized tax benefits was $0.9 million as of March 31, 2017 and December 31, 2016, none of which, if recognized, would affect the Company’s effective tax rate.

Note 10 — Subsequent Events

During the second quarter of 2017, the Company initiated several strategic changes across the organization intended to better align its cost structure with current business and market conditions, including a headcount reduction and the reduction of office space in two locations. The Company expects to complete the majority of these actions in the second and third quarters of 2017. The Company estimates total one-time costs related to these changes incurred during the second and third quarters of 2017 will be between $4.5 million and $5.2 million, including approximately $1.2 million of non-cash impairment charges for certain leasehold improvements and other property and equipment, approximately $3.0 million of cash charges relating to employee severance and other benefits and approximately $0.7 million of cash charges relating to facility lease costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.
This report, including this MD&A, includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those identified elsewhere in this report and those discussed in the sections of our Annual Report on Form 10-K entitled “Special Note Regarding Forward Looking Statements and Industry Data” and “Risk Factors” and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
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
We also earn revenue from the sale of subscriptions to our cloud-based applications. To date, subscription revenue has been a small percentage of total revenue. We expect revenues generated from subscriptions of Renew OnDemand to decline in 2017. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.
We have generated a significant portion of our revenue from a limited number of clients. Our top ten customers accounted for 67% and 62% of our net revenue for the three months ended March 31, 2017 and 2016, respectively.
The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue.
Our business is geographically diversified. Through the first three months of 2017, 63% of our net revenue was earned in North America and Latin America (“NALA”), 26% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery centers in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography. APJ is our newest region, and as a result accounts for less of our net revenue. In addition, our Kuala Lumpur, Manila and Sofia locations are revenue delivery centers where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.
Cost of Revenue and Gross Profit
Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs. Compensation expense includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our client base or Opportunity Under Management expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed under, “Factors Affecting Our Performance—Implementation Cycle” in our 2016 Annual Report on Form 10-K.
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
Interest Expense and Other, Net
Interest expense. Interest expense consists of interest expense associated with our convertible debt, imputed interest from capital lease payments, accretion of debt discount and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. We expect our interest expense to increase slightly for the remainder of 2017 from accretion of debt discount, amortization of deferred financing costs and contractual interest costs as a result of our August 2013 issuance of $150.0 million aggregate principal amount of convertible notes due August 2018.
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net revenue	$56,708	$59,750
Cost of revenue	41,409	41,434
Gross profit	15,299	18,316
Operating expenses:
Sales and marketing	8,340	10,454
Research and development	2,243	2,163
General and administrative	13,980	12,043
Total operating expenses	24,563	24,660
Loss from operations	(9,264)	(6,344)
Interest expense and other, net	(2,070)	(1,509)
Loss before income taxes	(11,334)	(7,853)
Income tax provision	290	1,288
Net loss	$(11,624)	$(9,141)
Includes stock-based compensation of:
Cost of revenue	$291	$468
Sales and marketing	882	862
Research and development	99	197
General and administrative	1,946	1,332
Total stock-based compensation	$3,218	$2,859

The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended March 31,
	2017	2016
	(as % of net revenue)
Net revenue	100%	100%
Cost of revenue	73%	69%
Gross profit	27%	31%
Operating expenses:
Sales and marketing	15%	17%
Research and development	4%	4%
General and administrative	25%	20%
Total operating expenses	44%	41%
Loss from operations	(17)%	(10)%
Three Months Ended March 31, 2017 and 2016.

Net Revenue, Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands)
Net Revenue	$56,708	$59,750	$(3,042)	(5)%
Cost of Revenue	41,409	41,434	(25)	—%
Gross Profit	$15,299	$18,316	$(3,017)	(16)%

Net revenue decreased $3.0 million, or 5%, for the first quarter of 2017 compared to the first quarter of 2016. The overall decrease was due to contractions and lower production with certain existing customers that was not offset by production related to expansions and new business in the first quarter of 2017.

Our cost of revenue in the first quarter of 2017 compared to the first quarter of 2016 was flat due mostly to our ramping production with recent new business and the timing of adjusting costs related to the in quarter contractions.

Gross profit in the first quarter of 2017 decreased by $3.0 million, or 16%, compared to the same period in 2016 which is consistent with the decrease in revenue.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$8,340	$10,454	$(2,114)	(20)%
Research and development	2,243	2,163	80	4%
General and administrative	13,980	12,043	1,937	16%
Total operating expenses	$24,563	$24,660	$(97)	—%
Includes stock-based compensation of:
Sales and marketing	$882	$862	$20
Research and development	99	197	(98)
General and administrative	1,946	1,332	614
Total stock-based compensation	$2,927	$2,391	$536
Sales and marketing expenses
The $2.1 million, or 20%, decrease in sales and marketing expenses in the first quarter of 2017 compared to the first quarter of 2016 resulted from a $1.5 million decrease in employee related costs, a $0.5 million decrease in travel costs and a $0.2 million decrease in overhead allocation. Offsetting this decrease was a $0.2 million increase in marketing costs.
Research and development expenses
The $0.1 million, or 4%, increase in research and development expense in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to a $0.3 million decrease in employee related costs associated with higher internal-use software development capitalization rates offset by a $0.3 million increase in temporary labor and consulting costs and $0.1 million increase in overhead allocations.
Internal-use software development capitalization increased by $0.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to continued development efforts related to our Renew on Demand and internal managed services platforms.
General and administrative expenses
The $1.9 million, or 16%, increase in general and administrative expense in the first quarter of 2017 compared to the first quarter of 2016 reflected a $2.0 million increase in employee related costs, $0.4 million increase in rent and facility expenses, a $0.4 increase in information technology and $0.8 million increase in depreciation expense. Offsetting this increase was a $0.4 million decrease in temp labor and professional fees, a $0.3 million decrease in travel costs and a $1.1 million decrease in overhead allocations.
Interest Expense and Other, Net

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands)
Interest expense	$2,817	$2,681	$136	5%
Other, net	(747)	(1,172)	(425)	(36)%

Interest expense increased by $0.1 million, or 5%, in the first quarter of 2017 compared to the first quarter of 2016 and was due to the increased accretion of debt discount under the effective interest method related to the convertible notes issued in August 2013.
Other, net decreased by $0.4 million, or 36%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to foreign currency fluctuations.

Income Tax Provision

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands)
Income tax provision	$290	$1,288	$(998)	*
*Not considered meaningful.
For the first quarter of 2017, we recorded income tax expense of approximately $0.3 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions. Income tax expense decreased in the first quarter 2017 by $0.9 million compared to the first quarter of 2016 primarily due to a decrease in our valuation allowance related to certain state deferred tax assets. As of March 31, 2017, we have recorded a full valuation allowance on our state deferred tax assets. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
Liquidity and Capital Resources
At March 31, 2017, we had cash, cash equivalents and short-term investments of $189.0 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and United States government obligations held by well-capitalized financial institutions. In addition, at March 31, 2017, we had cash and cash equivalents of $7.9 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and we do not have current plans to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the United States.
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
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless converted earlier. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.1 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes were not subject to conversion or repurchase at March 31, 2017 and are classified as a noncurrent liability on our condensed consolidated balance sheet.
Share Repurchase Program
In August 2015, the Board authorized a stock repurchase program with a maximum authorization repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $19.9 million at March 31, 2017. The program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Letter of Credit and Restricted Cash
In connection with one of our leased facilities, the Company is required to maintain a $1.2 million letter of credit. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in our condensed consolidated balance sheet as of March 31, 2017.

Summary Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$7,368	$1,713
Net cash used in investing activities	(5,053)	(5,123)
Net cash provided (used in) by financing activities	469	(6,686)
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rate changes on cash	2,653	(10,940)
Operating Activities
Net cash provided by operating activities was $7.4 million during the three months ended March 31, 2017. Net loss during the period was $11.6 million adjusted by non-cash charges of $4.7 million for depreciation and amortization, $2.2 million of amortization of debt discount and issuance costs, $0.1 million for deferred income taxes and $3.2 million for stock-based compensation. Cash provided by operations as a result of the changes in our working capital include a $10.5 million decrease in accounts receivable, net, a $1.1 million increase in deferred revenue, a $1.9 million decrease in prepaid expenses and other assets and benefits and a $1.0 million increase in accrued expenses. Uses of cash were related to a $4.2 million decrease in accrued compensation and a $1.1 million decrease in other liabilities.
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
Investing Activities
During the three months ended March 31, 2017 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $0.6 million and property and equipment additions of $4.4 million. Property and equipment additions include $0.1 million of capitalized internal-use software development cost.
During the three months ended March 31, 2016 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $0.2 million and property and equipment additions of $5.3 million. Property and equipment additions include $3.0 million of capitalized internal-use software development cost.
Financing Activities
Cash provided by financing activities of $0.5 million in the three months ended March 31, 2017 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $0.6 million.
Cash used in financing activities of $6.7 million in the three months ended March 31, 2016 primarily resulted from the $7.3 million repurchase of common stock offset by the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $0.7 million.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2016.

Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, goodwill and intangible assets and income taxes. There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2017 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 6, 2017 except as described below.
We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them and the estimated volatility of our common stock price. The stock price volatility assumption is determined by examining a blend of the historical volatilities for industry peers and the trading history for the Company’s common stock. Additionally, as a result of our early adoption of ASU 2016-09 in the third quarter of 2016 on a modified retrospective basis, estimation of equity award forfeitures was eliminated, and forfeitures are recognized as they occur.
Recent Accounting Pronouncements

The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recent Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2017, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings in which we are involved, see Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption "Risk Factors" in the Business portion of our 2016 Annual Report on Form 10-K. There have been no material changes in the nature of these factors since December 31, 2016.
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	May 8, 2017	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) the Notes to Condensed Consolidated Financial Statements.

* Furnished herewith.