Form 10-Q
period 2017-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2017-08-07
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of July 31, 2017
Common Stock	89,189,275

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$39,664	$47,692
Short-term investments	139,472	137,881
Accounts receivable, net	52,534	63,289
Prepaid expenses and other	7,864	7,607
Total current assets	239,534	256,469
Property and equipment, net	36,688	38,180
Deferred income taxes, net of current portion	69	64
Goodwill and intangibles, net	7,176	7,932
Other assets, net	3,386	3,445
Total assets	$286,853	$306,090
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,109	$1,916
Accrued taxes	738	1,388
Accrued compensation and benefits	17,143	21,579
Deferred revenue	3,033	4,152
Accrued expenses	5,895	5,891
Other current liabilities	2,304	2,958
Total current liabilities	30,222	37,884
Convertible notes, net	139,333	134,775
Other long-term liabilities	7,033	6,495
Total liabilities	176,588	179,154
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 88,137 shares issued and 89,016 shares outstanding as of June 30, 2017; 88,304 shares issued and 88,183 shares outstanding as of December 31, 2016	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	351,971	344,521
Accumulated deficit	(241,086)	(216,361)
Accumulated other comprehensive income	(187)	(791)
Total stockholders’ equity	110,265	126,936
Total liabilities and stockholders’ equity	$286,853	$306,090
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$58,262	$61,969	$114,970	$121,719
Cost of revenue	39,517	40,344	80,926	81,778
Gross profit	18,745	21,625	34,044	39,941
Operating expenses:
Sales and marketing	8,620	11,326	16,960	21,779
Research and development	1,243	2,016	3,485	4,180
General and administrative	13,505	11,552	27,486	23,595
Restructuring and other	5,715	—	5,715	—
Total operating expenses	29,083	24,894	53,646	49,554
Loss from operations	(10,338)	(3,269)	(19,602)	(9,613)
Interest expense and other, net	(2,646)	(1,700)	(4,717)	(3,209)
Loss before income taxes	(12,984)	(4,969)	(24,319)	(12,822)
Income tax provision	117	249	406	1,537
Net loss	$(13,101)	$(5,218)	$(24,725)	$(14,359)
Net loss per share, basic and diluted	$(0.15)	$(0.06)	$(0.28)	$(0.17)
Weighted average common shares outstanding, basic and diluted	88,813	85,413	88,600	85,747
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(13,101)	$(5,218)	$(24,725)	$(14,359)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	628	(703)	499	(1,119)
Unrealized gain (loss) on short-term investments	32	(169)	105	930
Other comprehensive income (loss), net of tax	660	(872)	604	(189)
Total comprehensive loss, net of tax	$(12,441)	$(6,090)	$(24,121)	$(14,548)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(24,725)	$(14,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,801	7,564
Amortization of debt discount and issuance costs	4,557	4,247
Accretion of premium on short-term investments	(114)	554
Deferred income taxes	148	855
Stock-based compensation	6,912	5,195
Restructuring and other	2,901	—
Changes in operating assets and liabilities:
Accounts receivable, net	12,239	2,287
Deferred revenue	(1,119)	(303)
Prepaid expenses and other	(37)	303
Accounts payable	(825)	766
Accrued taxes	(664)	(231)
Accrued compensation and benefits	(5,164)	317
Accrued expenses	(1,508)	1,031
Other liabilities	(364)	336
Net cash provided by operating activities	3,038	8,562
Cash flows from investing activities
Acquisition of property and equipment	(9,080)	(14,316)
Purchases of short-term investments	(37,806)	(55,133)
Sales of short-term investments	33,457	53,361
Maturities of short-term investments	3,025	350
Net cash used in investing activities	(10,404)	(15,738)
Cash flows from financing activities
Repayment on capital leases obligations	(34)	(103)
Repurchase of common stock	—	(8,921)
Proceeds from common stock issuances	616	739
Minimum tax withholding requirement	(322)	(242)
Net cash provided by (used in) financing activities	260	(8,527)
Net decrease in cash and cash equivalents	(7,106)	(15,703)
Effect of exchange rate changes on cash and cash equivalents	(922)	(1,335)
Cash and cash equivalents at beginning of period	47,692	72,334
Cash and cash equivalents at end of period	$39,664	$55,296
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Basis of Presentation
ServiceSource International, Inc. (together with its subsidiaries, the “Company”) is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through the Company’s people, processes and technology, the Company grows and retains revenue on behalf of its clients-some of the world’s leading business-to-business companies-in more than 35 languages. The Company’s solutions help its clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. The Company’s technology platform and best-practice business processes combined with its highly-trained, client-focused revenue delivery professionals and data from over 15 years of operating experience enable the Company to provide its clients greater value for its customer success services than attained by its clients' in-house customer success teams.
The Company’s pay-for-performance model allows its clients to pay for the services through either flat-rate or variable commissions based on the revenue generated by the Company on their behalf. Fixed-fee arrangements are typically used in quick deployments to address discrete target areas of our clients’ needs. The Company also generates revenue through its professional services teams, who assist clients with data optimization, as well as through supporting select existing clients with the Company’s Renew OnDemand application. The Company’s corporate headquarters is located in Denver, Colorado. The Company has additional U.S. offices in California and Tennessee, and international offices in Bulgaria, Ireland, Japan, Malaysia, Philippines, Singapore and the United Kingdom.
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
Reclassifications
Amounts shown in Financing activities - Minimum tax withholding requirement in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 have been reclassified from Operating activities - Prepaid expenses and other, to reflect the current period presentation as a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires shares withheld for employee taxes to be reclassified from operating activities to financing activities.
Note 2 — Cash, Cash Equivalents and Short-Term Investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company's daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that other-than-temporary declines in fair value have occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and six months ended June 30, 2017 and 2016 were insignificant.
Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$39,596	$—	$—	$39,596
Cash equivalents:
Money market mutual funds	68	—	—	68
Total cash and cash equivalents	39,664	—	—	39,664
Short-term investments:
Corporate bonds	55,404	60	(115)	55,349
U.S. agency securities	34,649	1	(245)	34,405
Asset-backed securities	23,852	7	(29)	23,830
U.S. Treasury securities	26,150	—	(262)	25,888
Total short-term investments	140,055	68	(651)	139,472
Cash, cash equivalents and short-term investments	$179,719	$68	$(651)	$179,136
December 31, 2016

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$47,060	$—	$—	$47,060
Cash equivalents:
Money market mutual funds	632	—	—	632
Total cash and cash equivalents	47,692	—	—	47,692
Short-term investments:
Corporate bonds	54,827	19	(188)	54,658
U.S. agency securities	34,658	—	(281)	34,377
Asset-backed securities	26,431	25	(23)	26,433
U.S. Treasury securities	22,701	—	(288)	22,413
Total short-term investments	138,617	44	(780)	137,881
Cash, cash equivalents and short-term investments	$186,309	$44	$(780)	$185,573
The following table summarizes the amortized cost and estimated fair value of money market mutual funds and short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$16,105	$16,108
Due in 1 to 3 years	124,018	123,432
Total	$140,123	$139,540
As of June 30, 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of June 30, 2017 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$68	$68	$—
Total cash equivalents	68	68	—
Short-term investments:
Corporate bonds	55,349	—	55,349
U.S. agency securities	34,405	—	34,405
Asset-backed securities	23,830	—	23,830
U.S. Treasury securities	25,888	—	25,888
Total short-term investments	139,472	—	139,472
Cash equivalents and short-term investments	$139,540	$68	$139,472
The Company has restricted cash of $1.2 million within Other assets, net as of June 30, 2017 and December 31, 2016. The restricted cash is classified within Level 1.
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

The convertible notes issued by the Company in August 2013 are shown on the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount and issuance costs, and are not marked to market each period. The approximate fair value of the convertible notes as of June 30, 2017 and December 31, 2016 was $145.9 million and $143.8 million, respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any other financial instruments or long-term debt measured at fair value as of June 30, 2017 and December 31, 2016.
Note 4 — Debt
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
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, upon a fundamental change as defined in the Indenture. In addition, upon certain events of default as defined in the Indenture, the trustee, or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, on all the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. The Notes were not subject to conversion or repurchase at June 30, 2017.
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
The Company incurred transaction costs of approximately $4.9 million related to the issuance of the Notes. In accounting for these costs, the Company allocated the costs to the debt and equity components in proportion to the allocation of proceeds from the issuance of the Notes to such components. Transaction costs allocated to the debt component of $3.6 million are recorded within Convertible notes, net, and amortized to interest expense over the term of the Notes. The transaction costs allocated to the equity component of $1.3 million were recorded to additional paid-in capital.
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Principal amount	$150,000	$150,000
Unamortized debt discount	(9,758)	(13,928)
Unamortized debt issuance costs	(909)	(1,297)
Net carrying amount	$139,333	$134,775
The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest expense at 1.5% per annum	$563	$563	$1,125	$1,125
Amortization of debt issuance costs	197	183	388	362
Accretion of debt discount	2,119	1,961	4,169	3,886
Total	$2,879	$2,707	$5,682	$5,373
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
Note 5 — Commitments and Contingencies
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of June 30, 2017, the Company has accrued a $1.5 million reserve relating to our potential liability for currently pending disputes, reflected in Accrued Expenses in the accompanying condensed consolidated balance sheets.

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
Note 6 — Share Repurchase Program and Stock-Based Compensation
In August 2015, the Board authorized a stock repurchase program (the "program") with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 17, 2017. The aggregate amount available under the program was approximately $19.9 million as of June 30, 2017. The share repurchase program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The Company cash settles with the program broker periodically and reflects any unsettled amounts as a current liability at each period end. No shares were repurchased under the program during the quarter ended June 30, 2017.
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$294	$379	$584	$847
Sales and marketing	970	726	1,852	1,588
Research and development	(35)	144	65	341
General and administrative	2,466	1,087	4,411	2,419
Total stock-based compensation	$3,695	$2,336	$6,912	$5,195
The above table does not include $0.1 million of capitalized stock-based compensation related to internal-use software during the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.
Equity Incentive Plan
During the second quarter of 2017, the Company granted performance-based restricted stock unit awards under the Company’s 2011 Equity Incentive Plan to certain key executives (the “2017 PSU Awards”). For each 2017 PSU Award, a number of restricted stock units became eligible to vest based on the levels of achievement of the performance-based conditions, and those restricted stock units that became eligible to vest will vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, except as otherwise provided under certain termination and change-in-control provisions in each award agreement. The aggregate target number of restricted stock units subject to the 2017 PSU Awards was 1.0 million with an aggregate grant date fair value of $3.7 million.
The performance-based conditions are based upon the Company’s revenue and adjusted EBITDA performance in fiscal year 2017 against the target goals for such metrics under the Company’s 2017 corporate incentive plan (in each case, “Performance Achievement”), which will each be determined on the date the Company files its Annual Report on Form 10-K for fiscal year 2017. The target number of restricted stock units for each 2017 PSU Award will be divided equally between the two performance metrics. For each performance metric, the number of restricted stock units that become eligible to vest will be: (i) if the applicable Performance Achievement is less than 90% of the target revenue goal or less than 69% of the target EBITDA goal, no restricted stock units for such performance metric, (ii) if the applicable Performance Achievement is equal to 90% of the target revenue goal or 69% of the target EBITDA goal, 50% of the target number of restricted stock units for such performance metric, (iii) if the applicable Performance Achievement is equal to 100% of the target revenue and EBITDA goals, 100% of the target number of restricted stock units for such performance metric, or (iv) if the applicable Performance Achievement is at least 107% of the target revenue goal or 146% of the target EBITDA goal, 150% of the target number of restricted stock units for such performance metric. For each performance metric, if the applicable Performance Achievement falls between any of the thresholds (ii), (iii), and (iv) specified in the previous sentence, the number of restricted stock units that become eligible to vest for such performance metric will be determined via linear interpolation. +

Under the time-based vesting condition, 50% of the restricted stock units that have become eligible to vest will vest on the first anniversary of the grant date, and 50% of the restricted stock units that have become eligible to vest will vest on the second anniversary of the grant date, except as otherwise provided under certain termination and change-in-control provisions in each award agreement governing a 2017 PSU Award. Such provisions will determine the number of restricted stock units that become eligible to vest and when and how many restricted stock units will actually vest in connection with the specified terminations of employment and changes in-control.
Option and restricted stock activity under the 2011 Equity Incentive Plan for the six months ended June 30, 2017 was as follows (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
December 31, 2016	10,406	7,495	$4.63	4,644
Additional shares reserved under the 2011 equity incentive plan	3,527	—	—	—
Granted	(2,888)	103	3.75	2,786
PSU Additional Goal Shares Achieved	(243)	—	—	243
Options exercised/ Restricted stock released	—	(10)	5.45	(738)
RSU shares withheld for taxes	77	—	—	77
Canceled/Forfeited	814	(405)	5.49	(409)
June 30, 2017	11,693	7,183	$4.57	6,603
The weighted average grant-date fair value of employee stock options granted during the three months ended June 30, 2017 and 2016 was $1.73 and $1.88 per share, respectively, and $1.96 and $1.99 per share for the six months ended June 30, 2017 and 2016, respectively. The unamortized grant date fair value of both stock options and restricted stock awards totaled $23.0 million at June 30, 2017.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock and shares to be purchased under our Employee Stock Purchase Plan having an anti-dilutive effect of 7.9 million and 10.7 million shares for the three months ended June 30, 2017 and 2016, respectively, and 6.0 million and 10.8 million shares for the six months ended June 30, 2017 and 2016, respectively.
Note 7 — Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. Income tax expense primarily consists of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in United States and Singapore because those losses are offset by a full valuation allowance. The tax years 2010 through 2017 remain subject to examination by federal, state and foreign tax authorities. The tax years 2010 through 2017 remain subject to examination by federal, state and foreign tax authorities.
The gross amount of the Company's unrecognized tax benefits was $0.9 million as of June 30, 2017 and December 31, 2016, none of which, if recognized, would affect the Company’s effective tax rate.
Note 8 — Restructuring and Other
In early May 2017, the Company announced a restructuring effort to better align our cost structure with current business and market conditions, including a headcount reduction and the reduction of office space in four locations. The restructuring plan is accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of $5.7 million during the quarter. Severance and other employee costs include severance payments, related employee benefits and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The Company expects to have restructuring and other expenses through the remainder of 2017, as restructuring activities targeted at reducing the overall cost structure of the business will continue over several quarters. Also, future cash outlays related to these restructuring activities are expected to total $2.0 million. These amounts are reflected in Accounts payable, Accrued compensation and benefits and Accrued expenses as of June 30, 2017.
Restructuring and other reserve activities for the period ended June 30, 2017 is summarized as follows (in thousands):

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total
Restructuring and other liability at January 1, 2017	$—	$—	$—	$—
Restructuring and other charge	2,970	1,859	886	5,715
Cash paid	(2,508)	(306)	—	(2,814)
Non-cash impairment charges	—	—	(886)	(886)
Restructuring and other liability at June 30, 2017	$462	$1,553	$—	$2,015

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
We also earn revenue from the sale of subscriptions to our cloud-based applications. To date, subscription revenue has been a small percentage of total revenue. We expect revenues generated from subscriptions of Renew OnDemand to continue declining in the second half of 2017. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.
We have generated a significant portion of our revenue from a limited number of clients. Our top ten customers accounted for 68% and 63% of our net revenue for the six months ended June 30, 2017 and 2016, respectively.
The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue.

Our business is geographically diversified. Through the first half of 2017, 63% of our net revenue was earned in North America and Latin America (“NALA”), 25% in Europe, Middle East and Africa (“EMEA”) and 12% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery centers in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography. APJ is our newest region, and as a result accounts for less of our net revenue. In addition, our Kuala Lumpur, Manila and Sofia locations are revenue delivery centers where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.
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
Restructuring and Other. Restructuring and other expenses consist primarily of employees' severance payments, related employee benefits, related legal fees, asset impairment charges and charges related to leases and other contract termination costs.
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
Results of Operations
The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	68%	65%	70%	67%
Gross profit	32%	35%	30%	33%
Operating expenses:
Sales and marketing	15%	18%	15%	18%
Research and development	2%	3%	3%	3%
General and administrative	23%	19%	24%	19%
Restructuring and other	10%	—%	5%	—%
Total operating expenses	50%	40%	47%	40%
Loss from operations	(18)%	(5)%	(17)%	(7)%
Three and Six Months Ended June 30, 2017 and 2016.

Net Revenue, Cost of Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands)				(in thousands)
Net Revenue	$58,262	$61,969	$(3,707)	(6)%	$114,970	$121,719	$(6,749)	(6)%
Cost of Revenue	39,517	40,344	(827)	(2)%	80,926	81,778	(852)	(1)%
Gross Profit	$18,745	$21,625	$(2,880)	(13)%	$34,044	$39,941	$(5,897)	(15)%

Net revenue decreased $3.7 million, or 6%, for the second quarter of 2017 compared to the second quarter of 2016. The overall decrease was due to contractions and lower production with certain existing customers that was not offset by production related to expansions and new business in the second quarter of 2017.
Our cost of revenue in the second quarter of 2017 decreased by $0.8 million, or 2%, compared to the second quarter of 2016 reflects a $1.1 million decrease in employee related costs as a result of shifting headcount to lower cost offices and locations, all related to our continuous efforts to better align employee costs with revenue, a decrease of $0.2 million in temporary labor and consulting costs, $0.2 million in travel costs, $0.2 million in recruitment costs, $0.4 million decrease in information technology, offset by a $0.8 million increase in depreciation and amortization costs and $0.2 million of overhead allocations.
Gross profit in the second quarter of 2017 decreased by $2.9 million, or 13%, compared to the same period in 2016 which is consistent with the decrease in revenue.
Net revenue decreased $6.7 million, or 6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The overall decrease was due to contractions and lower production with certain existing customers that was not offset by production related to expansions and new business.
The $0.9 million, or 1%, decrease in our cost of revenue in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 reflects a $1.7 million decrease in employee related costs as a result of shifting headcount to lower cost offices and locations, all related to our continuous efforts to better align employee costs with revenue, a decrease of $1.0 million in both temporary labor and consulting costs, $0.4 million decrease in recruitment costs, $0.5 million decrease in information technology costs, offset by a $1.4 million increase in depreciation and amortization costs and $1.3 million of overhead allocations.
Gross profit in the six months ended June 30, 2017 decreased by $5.9 million, or 15%, compared to the same period in 2016 which is in line with the decrease in revenue and proportionate reduction in employee related costs.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Sales and marketing	$8,620	$11,326	$(2,706)	(24)%	$16,960	$21,779	$(4,819)	(22)%
Research and development	1,243	2,016	(773)	(38)%	3,485	4,180	(695)	(17)%
General and administrative	13,505	11,552	1,953	17%	27,486	23,595	3,891	16%
Restructuring and other	5,715	—	5,715	100%	5,715	—	5,715	100%
Total operating expenses	$29,083	$24,894	$4,189	17%	$53,646	$49,554	$4,092	8%
Includes stock-based compensation of:
Sales and marketing	$970	$726	$244		$1,852	$1,588	$264
Research and development	(35)	144	(179)		65	341	(276)
General and administrative	2,466	1,087	1,379		4,411	2,419	1,992
Total stock-based compensation	$3,401	$1,957	$1,444		$6,328	$4,348	$1,980
Sales and marketing expenses

The $2.7 million, or 24%, decrease in sales and marketing expenses in the second quarter of 2017 compared to the second quarter of 2016 resulted from a $1.7 million decrease in employee related costs and a $0.4 million decrease in travel costs. Offsetting this decrease was a $0.2 million increase in marketing costs.
The $4.8 million, or 22%, decrease in sales and marketing expenses in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted from a $3.8 million decrease in employee related costs, $0.9 million decrease in travel costs, $0.1 million decrease in recruitment and $0.2 million of overhead allocation. These decreases were offset by a $0.3 million increase in marketing programs costs.
Research and development expenses
The $0.8 million, or 38%, decrease in research and development expense in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to a $0.7 million decrease in employee related costs associated with higher internal-use software development capitalization rates and a $0.1 million decrease in temporary labor and consulting costs offset by a $0.1 million increase in information technology costs.
Internal-use software development capitalization was flat for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to continued development efforts related to our internal managed services platforms and to a lesser extent Renew OnDemand.
The $0.7 million, or 17%, decrease in research and development expense in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to $1.0 million decrease in employee related costs associated with a decrease in headcount offset by a $0.2 million increase in temporary labor and consulting costs and $0.1 million increase in information technology costs and overhead allocations, respectively.
Internal-use software development capitalization increased by $0.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to continued development efforts related to our internal managed services platforms and Renew OnDemand.
General and administrative expenses
The $2.0 million, or 17%, increase in general and administrative expense in the second quarter of 2017 compared to the second quarter of 2016 reflected a $0.4 million increase in employee related costs, $0.5 million increase in temporary labor and consulting costs, a $0.3 increase in recruitment costs, $0.3 million increase in bad debt expense and $1.0 million increase in depreciation expense. Offsetting this increase was a $0.2 million decrease in travel costs, a $0.3 million decrease in rent and facility expenses and a $0.1 million decrease in overhead allocations.
The $3.9 million, or 16%, increase in general and administrative expense in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 reflected a $2.4 million increase in employee related costs, $0.6 million increase in recruitment costs, a $0.5 increase in information technology, $1.8 million increase in depreciation expense and a $0.1 million increase in temporary labor and consulting. Offsetting this increase was a $0.5 million decrease in travel costs and a $1.2 million decrease in overhead allocations.
Restructuring and other expenses
The $5.7 million increase in restructuring and other in the three and six months ended June 30, 2017 compared to the three and six months ended 2016 was related to our recognition of restructuring and other charges during the second quarter of 2017 when we announced an effort to better align our cost structure with current revenue levels.

Interest Expense and Other, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands)				(in thousands)
Interest expense	$2,889	$2,719	$170	6%	$5,707	$5,400	$307	6%
Other, net	(243)	(1,019)	(776)	(76)%	(990)	(2,191)	(1,201)	(55)%

Interest expense increased by $0.2 million, or 6%, in the second quarter of 2017 compared to the second quarter of 2016 and was due to the increased accretion of debt discount under the effective interest method related to the convertible notes issued in August 2013.

Other, net decreased by $0.8 million, or 76%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to foreign currency fluctuations.
Interest expense increased by $0.3 million, or 6%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 and was due to the increased accretion of debt discount under the effective interest method related to the convertible notes issued in August 2013.
Other, net decreased by $1.2 million, or 55%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to foreign currency fluctuations.

Income Tax Provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands)				(in thousands)
Income tax provision	$117	$249	$(132)	*	$406	$1,537	$(1,131)	*
*Not considered meaningful.
For the second quarter of 2017, we recorded income tax expense of approximately $0.1 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions. Income tax expense decreased in the second quarter 2017 by $0.1 million compared to the second quarter of 2016 primarily due to state deferred tax assets.
For the six months ended June 30, 2017, we recorded income tax expense of approximately $0.4 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions. Income tax expense decreased in the second quarter 2017 by $1.1 million compared to the second quarter of 2016 primarily due to certain state deferred tax assets.
As of June 30, 2017, we have recorded a full valuation allowance on our state deferred tax assets. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
Liquidity and Capital Resources
At June 30, 2017, we had cash, cash equivalents and short-term investments of $179.1 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and United States government obligations held by well-capitalized financial institutions. In addition, at June 30, 2017, we had cash and cash equivalents of $7.0 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and we do not have current plans to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash-equivalents and short-term investments held in the United States.
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
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless converted earlier. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.1 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes were not subject to conversion or repurchase at June 30, 2017 and are classified as a noncurrent liability on our condensed consolidated balance sheet. We believe we will have sufficient cash and liquid short-term investments to repay the Note at maturity.

Share Repurchase Program
In August 2015, the Board authorized a stock repurchase program with a maximum authorization repurchase up to $30.0 million worth of common stock of the Company. The program expires in August 2017. The aggregate amount available under the program was approximately $19.9 million at June 30, 2017. The program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Letter of Credit and Restricted Cash
In connection with one of our leased facilities, the Company is required to maintain a $1.2 million letter of credit. The letter of credit is secured by $1.2 million of a money market account which is classified as restricted cash in our condensed consolidated balance sheet as of June 30, 2017.
Summary Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$3,038	$8,562
Net cash used in investing activities	(10,404)	(15,738)
Net cash provided (used in) by financing activities	260	(8,527)
Net decrease in cash and cash equivalents, net of impact of exchange rate changes on cash	(8,028)	(17,038)
Operating Activities
Net cash provided by operating activities was $3.0 million during the six months ended June 30, 2017. Net loss during the period was $24.7 million adjusted by non-cash charges of $10.8 million for depreciation and amortization, $4.6 million of amortization of debt discount and issuance costs, $0.1 million for deferred income taxes, $6.9 million for stock-based compensation and $2.9 million for restructuring and other costs. Cash provided by operations as a result of the changes in our working capital include a $12.2 million decrease in accounts receivable, net. Uses of cash were related to a $1.1 million decrease in deferred revenue, a $0.8 million decrease in accounts payable, a $1.5 million decrease in accrued expenses, $5.1 million decrease in accrued compensation and a $0.4 million decrease in other liabilities.
Net cash provided by operating activities was $8.6 million during the six months ended June 30, 2016. Net loss during the period was $14.4 million adjusted by non-cash charges of $7.6 million for depreciation and amortization, $4.2 million of amortization of debt discount and issuance costs, $0.9 million for deferred income taxes and $5.2 million for stock-based compensation. Cash provided by operations as a result of the changes in our working capital include a $2.3 million decrease in accounts receivable, net, a $0.3 million decrease in deferred revenue, a $0.8 million increase in accounts payable, a $0.3 million increase in accrued compensation and benefits and a $1.0 million increase in accrued expenses.
Investing Activities
During the six months ended June 30, 2017 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $1.3 million and property and equipment additions of $9.1 million. Property and equipment additions include $0.2 million of capitalized internal-use software development cost.
During the six months ended June 30, 2016 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $1.4 million and property and equipment additions of $14.3 million. Property and equipment additions include $6.3 million of capitalized internal-use software development cost.
Financing Activities
Cash provided by financing activities of $0.3 million in the six months ended June 30, 2017 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $0.6 million.
Cash used in financing activities of $8.6 million in the six months ended June 30, 2016 primarily resulted from the $8.9 million repurchase of common stock offset by the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $0.7 million.
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

Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, goodwill and intangible assets and income taxes. There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2017 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 6, 2017.
Recent Accounting Pronouncements
The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recent Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2017, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings in which we are involved, see Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption "Risk Factors" in Part I, Item 1A of our 2016 Annual Report on Form 10-K. There have been no material changes in the nature of these factors since December 31, 2016.
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	August 7, 2017	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) the Notes to Condensed Consolidated Financial Statements.

* Furnished herewith.