Form 10-Q/A
period 2017-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2017-08-11
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, originally filed with the Securities and Exchange Commission on August 7, 2017 (the "Original Filing").

The Company is filing this Amendment solely to correct a clerical error in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing Activities section. In reference to the six months ended June 30, 2017, we originally disclosed that “Property and equipment additions include $0.2 million of capitalized internal-use software development cost.”  The correct disclosure should have been “Property and equipment additions include $6.8 million of capitalized internal-use software development cost.”

For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q as of June 30, 2017 in its entirety. Except for the correction noted in the immediately preceding paragraph, this Amendment does not alter or restate any of the information presented or disclosed in the Original Filing. Forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing.

As required, currently-dated certifications from the Company's Chief Executive and Chief Financial Officer have been included as exhibits to this Amendment.

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
Investing Activities
During the six months ended June 30, 2017 cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $1.3 million and property and equipment additions of $9.1 million. Property and equipment additions include $6.8 million of capitalized internal-use software development cost.
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	August 11, 2017	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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