Form 10-Q
period 2017-09-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2017-11-08
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2017
Common Stock	90,154,059

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$39,585	$47,692
Short-term investments	140,188	137,881
Accounts receivable, net	53,061	63,289
Prepaid expenses and other	7,326	7,607
Total current assets	240,160	256,469
Property and equipment, net	35,703	38,180
Deferred income taxes, net of current portion	69	64
Goodwill and intangibles, net	6,797	7,932
Other assets, net	3,556	3,445
Total assets	$286,285	$306,090
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,129	$1,916
Accrued taxes	387	1,388
Accrued compensation and benefits	17,470	21,579
Convertible notes, net	141,726	—
Deferred revenue	1,713	4,152
Accrued expenses	6,127	5,891
Other current liabilities	1,241	2,958
Total current liabilities	169,793	37,884
Convertible notes, net	—	134,775
Other long-term liabilities	7,127	6,495
Total liabilities	176,920	179,154
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock; $0.0001 par value; 1,000,000 shares authorized; 90,266 shares issued and 90,145 shares outstanding as of September 30, 2017; 88,304 shares issued and 88,183 shares outstanding as of December 31, 2016	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	355,969	344,521
Accumulated deficit	(246,281)	(216,361)
Accumulated other comprehensive income	110	(791)
Total stockholders’ equity	109,365	126,936
Total liabilities and stockholders’ equity	$286,285	$306,090
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$58,132	$62,514	$173,103	$184,233
Cost of revenue	40,803	40,789	121,729	122,568
Gross profit	17,329	21,725	51,374	61,665
Operating expenses:
Sales and marketing	7,829	8,847	24,790	30,626
Research and development	1,048	1,952	4,534	6,132
General and administrative	12,543	14,638	40,029	38,233
Restructuring and other	545	—	6,259	—
Total operating expenses	21,965	25,437	75,612	74,991
Loss from operations	(4,636)	(3,712)	(24,238)	(13,326)
Interest expense and other, net	(2,839)	(2,291)	(7,555)	(5,499)
Gain (loss) on cost basis equity investment	2,100	(2,300)	2,100	(2,300)
Loss before income taxes	(5,375)	(8,303)	(29,693)	(21,125)
Income tax (benefit) provision	(180)	968	227	2,505
Net loss	$(5,195)	$(9,271)	$(29,920)	$(23,630)
Net loss per share, basic and diluted	$(0.06)	$(0.11)	$(0.34)	$(0.27)
Weighted average common shares outstanding, basic and diluted	89,511	86,283	88,907	85,981
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(5,195)	$(9,271)	$(29,920)	$(23,630)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	285	(110)	783	(1,229)
Unrealized gain (loss) on short-term investments	13	(81)	118	849
Other comprehensive income (loss), net of tax	298	(191)	901	(380)
Total comprehensive loss, net of tax	$(4,897)	$(9,462)	$(29,019)	$(24,010)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(29,920)	$(23,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,167	11,636
Amortization of debt discount and issuance costs	6,951	6,464
Amortization of premium on short-term investments	(172)	888
Deferred income taxes	177	1,698
Stock-based compensation	10,396	7,441
Restructuring and other	2,522	—
(Gain) loss on cost basis equity investment	(2,100)	2,300
Changes in operating assets and liabilities:
Accounts receivable, net	12,307	2,778
Deferred revenue	(2,440)	(805)
Prepaid expenses and other	387	1,306
Accounts payable	(813)	407
Accrued taxes	(1,019)	(627)
Accrued compensation and benefits	(4,713)	(1,509)
Accrued expenses	(839)	1,670
Other liabilities	(1,375)	(311)
Net cash provided by operating activities	6,516	9,706
Cash flows from investing activities
Acquisition of property and equipment	(13,843)	(21,203)
Proceeds from sale of cost basis equity investment	2,100	—
Purchases of short-term investments	(56,589)	(86,365)
Sales of short-term investments	51,119	83,331
Maturities of short-term investments	3,506	350
Net cash used in investing activities	(13,707)	(23,887)
Cash flows from financing activities
Repayment on capital lease obligations	(52)	(120)
Repurchase of common stock	—	(8,921)
Proceeds from common stock issuances	1,062	5,034
Minimum tax withholding requirement	(735)	(770)
Net cash provided by (used in) financing activities	275	(4,777)
Net decrease in cash and cash equivalents	(6,916)	(18,958)
Effect of exchange rate changes on cash and cash equivalents	(1,191)	(1,681)
Cash and cash equivalents at beginning of period	47,692	72,334
Cash and cash equivalents at end of period	$39,585	$51,695
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SERVICESOURCE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Basis of Presentation
ServiceSource International, Inc. (together with its subsidiaries, the “Company”) is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through the Company’s people, processes and technology, the Company finds, converts, grows and retains revenue on behalf of its clients—some of the world’s leading business-to-business companies—in more than 35 languages. The Company’s solutions help its clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. The Company’s technology platform and best-practice business processes combined with its highly-trained, client-focused revenue delivery professionals and data from over 15 years of operating experience enable the Company to provide its clients greater value for its customer success services than attained by its clients’ in-house customer success teams.
The Company’s pay-for-performance model allows its clients to pay for the services through either flat-rate or variable commissions based on the revenue generated by the Company on their behalf. Fixed-fee arrangements are typically used in quick deployments to address discrete target areas of our clients’ needs. The Company also earns revenue through its professional services teams, who assist clients with data optimization, as well as through supporting select existing clients with the Company’s Renew OnDemand application. The Company’s corporate headquarters is located in Denver, Colorado. The Company has additional U.S. offices in California and Tennessee, and international offices in Bulgaria, Ireland, Japan, Malaysia, Philippines, Singapore and the United Kingdom.
The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of ServiceSource International, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2017. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair statement of the Company’s financial position, operating results, and cash flows for the interim periods presented. Preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Also, the results for the interim periods are not necessarily indicative of results for the entire year.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The standard also specifies that the incremental costs of obtaining a contract with a customer and the costs of fulfilling a contract with a customer (if those costs are not within the scope of another Topic or Sub-Topic) would be deferred and recognized over the appropriate period of contract performance if they are expected to be recovered. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method, also known as the cumulative catch-up transition method).  ASU 2014-09 is effective for the Company for interim and annual periods beginning after December 15, 2017.

The Company continues to assess the impact of the standard, and has not yet determined whether the standard will have a material impact on our consolidated financial statements. However, we currently believe the most significant impact is from the timing of recognition of certain sales commission expenses, which upon adoption will be recognized as costs over a period of time instead of immediately. We are also in the process of assessing the impact of the new standard on certain of our contracts that include performance-based fees. We currently recognize such fees in the period when the performance criteria have been met; however, under the new standard we would estimate the variable fees and recognize amounts as control of the promised deliverable is transferred to the client for which it is probable that a significant reversal would not occur. For certain contracts, this could result in accelerated recognition of the performance-based fees. We do not currently expect our recurring revenue management fees, based on a fixed percentage of overall sales value associated with the service contracts, to be significantly impacted by the new standard.
We will adopt the standard in the first quarter of 2018 using the modified prospective method. We expect to complete our assessment process, including impacts on our processes, systems and financial statement disclosures, by the end of the fourth quarter of 2017.
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
Cost Basis Equity Investment
In 2013, the Company made an equity investment in a private company for $4.5 million, which represented less than 5% of the outstanding equity of that company. Based on unfavorable growth trends and declining financial performance of this private company, the Company determined that its investment was fully impaired and recorded a $2.3 million and $2.2 million impairment charge in the third and fourth quarters of 2016, respectively. During the quarter ended September 30, 2017, the Company sold this investment for $2.1 million in cash and recorded the proceeds as a gain in Gain (loss) on cost basis equity investment.
Note 2 — Cash, Cash Equivalents and Short-Term Investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies all of its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company’s daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that other-than-temporary declines in fair value have occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the three and nine months ended September 30, 2017 and 2016 were insignificant.

Cash and cash equivalents and short-term investments consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):
September 30, 2017

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$39,514	$—	$—	$39,514
Cash equivalents:
Money market mutual funds	71	—	—	71
Total cash and cash equivalents	39,585	—	—	39,585
Short-term investments:
Corporate bonds	55,874	60	(92)	55,842
U.S. agency securities	34,644	—	(255)	34,389
Asset-backed securities	23,937	5	(48)	23,894
U.S. Treasury securities	26,297	—	(234)	26,063
Total short-term investments	140,752	65	(629)	140,188
Cash, cash equivalents and short-term investments	$180,337	$65	$(629)	$179,773
December 31, 2016

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$47,060	$—	$—	$47,060
Cash equivalents:
Money market mutual funds	632	—	—	632
Total cash and cash equivalents	47,692	—	—	47,692
Short-term investments:
Corporate bonds	54,827	19	(188)	54,658
U.S. agency securities	34,658	—	(281)	34,377
Asset-backed securities	26,431	25	(23)	26,433
U.S. Treasury securities	22,701	—	(288)	22,413
Total short-term investments	138,617	44	(780)	137,881
Cash, cash equivalents and short-term investments	$186,309	$44	$(780)	$185,573
The following table summarizes the amortized cost and estimated fair value of money market mutual funds and short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$12,303	$12,302
Due in 1 to 3 years	128,520	127,957
Total	$140,823	$140,259
As of September 30, 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
The following table presents information about the Company’s financial instruments that are measured at fair value as of September 30, 2017 and indicates the fair value hierarchy of the valuation (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$71	$71	$—
Total cash equivalents	71	71	—
Short-term investments:
Corporate bonds	55,842	—	55,842
U.S. agency securities	34,389	—	34,389
Asset-backed securities	23,894	—	23,894
U.S. Treasury securities	26,063	—	26,063
Total short-term investments	140,188	—	140,188
Cash equivalents and short-term investments	$140,259	$71	$140,188
The Company has restricted cash of $1.2 million within Other assets, net as of September 30, 2017 and December 31, 2016. The restricted cash is classified within Level 1.
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

The convertible notes issued by the Company in August 2013 are shown on the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount and issuance costs, and are not marked to market each period. The approximate fair value of the convertible notes as of September 30, 2017 and December 31, 2016 was $146.1 million and $143.8 million, respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.
The Company did not have any other financial instruments or long-term debt measured at fair value as of September 30, 2017 and December 31, 2016.
Note 4 — Debt
Senior Convertible Notes
In August 2013, the Company issued senior convertible notes due 2018 (the “Notes”) in exchange for gross proceeds of $150.0 million. The Notes will mature on August 1, 2018 and are recorded in current liabilities as Convertible notes, net.
The Notes are governed by an indenture, dated August 13, 2013 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The Notes bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1, beginning February 1, 2014.
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
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, upon a fundamental change as defined in the Indenture. In addition, upon certain events of default as defined in the Indenture, the trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, on all the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. The Notes were not subject to conversion or repurchase at September 30, 2017.
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
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Principal amount	$150,000	$150,000
Unamortized debt discount	(7,569)	(13,928)
Unamortized debt issuance costs	(705)	(1,297)
Net carrying amount	$141,726	$134,775
The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest expense at 1.5% per annum	$563	$563	$1,688	$1,688
Amortization of debt issuance costs	204	189	592	551
Accretion of debt discount	2,190	2,028	6,359	5,913
Total	$2,957	$2,780	$8,639	$8,152
The net proceeds from the Notes were approximately $145.1 million after payment of the initial purchasers’ discount and offering expense. The Company used approximately $31.4 million of the net proceeds from the Notes to pay the cost of the Note Hedges described below, which was partially offset by $21.8 million of the proceeds from the Company’s sale of the Warrants also described below.
Note Hedges
Concurrent with the issuance of the Notes, the Company entered into note hedges (“Note Hedges”) with certain bank counterparties, with respect to its common stock. The Company paid $31.4 million for the Note Hedges. The Note Hedges cover approximately 9.25 million shares of the Company’s common stock at a strike price of $16.21 per share. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential dilution to the Company’s common stock upon conversion of the Notes and/or offset the cash payment in excess of the principal amount of the Notes the Company is required to make in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the conversion price of the Notes.
Warrants
Separately, the Company entered into warrant transactions, whereby it sold warrants to the same bank counterparties as the Note Hedges to acquire approximately 9.25 million shares of the Company’s common stock at an initial strike price of $21.02 per share (“Warrants”), subject to anti-dilution adjustments. The Company received proceeds of approximately $21.8 million from the sale of the Warrants. If the fair value per share of the Company’s common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash.
The amounts paid and received for the Note Hedges and the Warrants have been recorded in additional paid-in capital. The fair value of the Note Hedges and the Warrants are not remeasured through earnings each reporting period.
Note 5 — Commitments and Contingencies
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of September 30, 2017, the Company has accrued a $1.5 million reserve relating to our potential liability for currently pending disputes, reflected in Accrued Expenses in the accompanying condensed consolidated balance sheets.

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
Note 6 — Share Repurchase Program and Stock-Based Compensation
In August 2015, the Board authorized a stock repurchase program (the “Program”) with a maximum authorization to repurchase up to $30.0 million worth of common stock of the Company. This Program expired on August 17, 2017. No shares were repurchased under the Program during the quarter ended September 30, 2017.
The following table summarizes the consolidated stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$385	$299	$969	$1,146
Sales and marketing	982	565	2,834	2,152
Research and development	42	106	107	448
General and administrative	2,074	1,276	6,486	3,695
Restructuring and other	352	—	352	—
Total stock-based compensation	$3,835	$2,246	$10,748	$7,441
The above table does not include $0.1 million of capitalized stock-based compensation related to internal-use software during the three months ended September 30, 2017 and 2016, respectively, and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Equity Incentive Plan
Option and restricted stock activity under the 2011 Equity Incentive Plan for the nine months ended September 30, 2017 was as follows (shares in thousands):

		Options Outstanding		Restricted Stock Outstanding
	Shares and Units Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares
December 31, 2016	10,406	7,495	$4.63	4,237
Additional shares reserved under the 2011 Equity Incentive Plan	3,527	—	—	—
Granted	(2,973)	145	3.65	2,828
PSU Additional Goal Shares Achieved	(242)	—	—	242
Options exercised/Restricted stock released	—	(14)	4.86	(1,834)
RSU shares withheld for taxes	193	—	—	—
Canceled/Forfeited	1,499	(922)	5.47	(577)
September 30, 2017	12,410	6,704	$4.49	4,896
The weighted average grant-date fair value of employee stock options granted during the three months ended September 30, 2017 and 2016 was $1.74 and $2.30 per share, respectively, and $1.90 and $2.03 per share for the nine months ended September 30, 2017 and 2016, respectively. The unamortized grant date fair value of both stock options and restricted stock awards totaled $18.0 million at September 30, 2017.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock and shares to be purchased under our Employee Stock Purchase Plan having an anti-dilutive effect of 7.0 million and 4.6 million shares for the three months ended September 30, 2017 and 2016, respectively, and 5.8 million and 10.4 million shares for the nine months ended September 30, 2017 and 2016, respectively.
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
The gross amount of the Company’s unrecognized tax benefits was $0.9 million as of September 30, 2017 and December 31, 2016, none of which, if recognized, would affect the Company’s effective tax rate.
Note 8 — Restructuring and Other
In early May 2017, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, including a headcount reduction and the reduction of office space in four locations. The restructuring plan is accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of $0.5 million and $6.3 million during the three and nine months ended September 30, 2017, respectively. Severance and other employee costs include stock compensation related to the accelerated vesting of certain equity awards, severance payments, related employee benefits and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The Company expects to have restructuring and other related expenses through the remainder of 2017, as restructuring activities targeted at reducing the overall cost structure of the business will continue over several quarters. Also, future cash outlays related to these restructuring activities are expected to total $1.3 million. These amounts are reflected in Accounts payable, Accrued compensation and benefits and Accrued expenses as of September 30, 2017.
Restructuring and other liability activities for the period ended September 30, 2017 is summarized as follows (in thousands):

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total
Restructuring and other liability at January 1, 2017	$—	$—	$—	$—
Restructuring and other charges	3,399	1,974	886	6,259
Cash paid	(2,908)	(830)	—	(3,738)
Non-cash impairment charges	—	—	(886)	(886)
Acceleration of stock-based compensation expense in additional paid-in capital	(352)	—	—	(352)
Restructuring and other liability at September 30, 2017	$139	$1,144	$—	$1,283

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.
This report, including this MD&A, includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those identified elsewhere in this report and those discussed in the sections of our Annual Report on Form 10-K entitled “Special Note Regarding Forward Looking Statements and Industry Data” and “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
All dollar amounts expressed as numbers in this MD&A are in millions unless otherwise noted.
OVERVIEW
ServiceSource International, Inc. is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through our people, processes and technology, we find, convert, grow and retain revenue on behalf of our clients—some of the world’s leading business-to-business companies—in more than 35 languages. Our solutions help our clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. Our technology platform and best-practice business processes combined with our highly-trained, client-focused revenue delivery professionals and data from over 15 years of operating experience enable us to provide our clients greater value for our customer success services than attained by our clients’ in-house customer success teams.
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
We also earn revenue from the sale of subscriptions to our cloud-based applications. To date, subscription revenue has been a small percentage of total revenue. We expect revenues generated from subscriptions of Renew OnDemand to continue declining for the remainder of 2017. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.
We have generated a significant portion of our revenue from a limited number of clients. Our top ten customers accounted for 67% and 65% of our net revenue for the nine months ended September 30, 2017 and 2016, respectively.
The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue.
Our business is geographically diversified. Through the first three quarters of 2017, 64% of our net revenue was earned in North America and Latin America (“NALA”), 24% in Europe, Middle East and Africa (“EMEA”) and 12% in Asia Pacific Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery centers in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography. In addition, our Kuala Lumpur, Manila and Sofia locations are revenue delivery centers where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.

Cost of Revenue and Gross Profit
Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs. Compensation expense includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our client base or business with our existing client base expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed under, “Factors Affecting Our Performance—Implementation Cycle” in our 2016 Annual Report on Form 10-K.
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
Restructuring and Other. Restructuring and other expenses consist primarily of employees’ severance payments, related employee benefits, stock compensation related to the accelerated vesting of certain equity awards, related legal fees, asset impairment charges and charges related to leases and other contract termination costs.
Interest Expense and Other, Net and Gain (Loss) on Cost Basis Equity Investment
Interest expense. Interest expense consists of interest expense associated with our convertible debt, imputed interest from capital lease payments, accretion of debt discount and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. We expect our interest expense to increase slightly for the remainder of 2017 from accretion of debt discount, amortization of deferred financing costs and contractual interest costs as a result of our August 2013 issuance of $150.0 million aggregate principal amount of convertible notes due August 2018.
Other, net. Other, net consists primarily of foreign exchange gains and losses and the interest income earned on our cash, cash equivalents and marketable securities investments. We expect other income to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss) and the return of interest on our investments.
Gain (loss) on cost basis equity investment. In 2013, we made an equity investment in a private company for $4.5 million, which represented less than 5% of the outstanding equity of that company. Based on unfavorable growth trends and declining financial performance of this private company, we determined this investment was fully impaired and recorded a $2.3 million and $2.2 million impairment charge in the third and fourth quarters of 2016, respectively. During the quarter ended September 30, 2017, we sold this investment for $2.1 million in cash and recorded the proceeds as a gain.

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
Results of Operations
The following table sets forth our operating results as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(as % of net revenue)
Net revenue	100%	100%	100%	100%
Cost of revenue	70%	65%	70%	67%
Gross profit	30%	35%	30%	33%
Operating expenses:
Sales and marketing	13%	14%	14%	17%
Research and development	2%	3%	3%	3%
General and administrative	22%	23%	23%	21%
Restructuring and other	1%	—%	4%	—%
Total operating expenses	38%	40%	44%	41%
Loss from operations	(8)%	(5)%	(14)%	(8)%

Three and Nine Months Ended September 30, 2017 and 2016.

Net Revenue, Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands)				(in thousands)
Net Revenue	$58,132	$62,514	$(4,382)	(7)%	$173,103	$184,233	$(11,130)	(6)%
Cost of Revenue	40,803	40,789	14	—%	121,729	122,568	(839)	(1)%
Gross Profit	$17,329	$21,725	$(4,396)	(20)%	$51,374	$61,665	$(10,291)	(17)%

Net revenue decreased $4.4 million, or 7%, for the third quarter of 2017 compared to the third quarter of 2016. The overall decrease was due to contractions and lower production with certain existing customers that was not offset by production related to expansions and new business in the third quarter of 2017.
Our cost of revenue in the third quarter of 2017 was consistent with the third quarter of 2016 as a result of a $0.9 million decrease in employee related costs as a result of shifting headcount to lower cost offices and locations, all related to our continuous efforts to better align employee costs with revenue, a decrease of $0.5 million in temporary labor and consulting costs, $0.2 million decrease in recruitment costs, $0.4 million decrease in information technology, offset by a $1.2 million increase in depreciation and amortization costs and $0.8 million of overhead allocations.
Gross profit in the third quarter of 2017 decreased by $4.4 million, or 20%, compared to the same period in 2016 which is consistent with the decrease in revenue.
Net revenue decreased $11.1 million, or 6%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The overall decrease was due to contractions and lower production with certain existing customers that was not offset by production related to expansions and new business.
The $0.8 million, or 1%, decrease in our cost of revenue in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 reflects a $2.6 million decrease in employee related costs as a result of shifting headcount to lower cost offices and locations, all related to our continuous efforts to better align employee costs with revenue, a decrease of $1.5 million in temporary labor and consulting costs, $0.6 million decrease in recruitment costs, $0.9 million decrease in information technology costs, offset by a $2.6 million increase in depreciation and amortization costs and $2.1 million of overhead allocations.
Gross profit in the nine months ended September 30, 2017 decreased by $10.3 million, or 17%, compared to the same period in 2016, which is in line with the decrease in revenue.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Sales and marketing	$7,829	$8,847	$(1,018)	(12)%	$24,790	$30,626	$(5,836)	(19)%
Research and development	1,048	1,952	(904)	(46)%	4,534	6,132	(1,598)	(26)%
General and administrative	12,543	14,638	(2,095)	(14)%	40,029	38,233	1,796	5%
Restructuring and other	545	—	545	100%	6,259	—	6,259	100%
Total operating expenses	$21,965	$25,437	$(3,472)	(14)%	$75,612	$74,991	$621	1%
Includes stock-based compensation of:
Sales and marketing	$982	$565	$417		$2,834	$2,152	$682
Research and development	42	106	(64)		107	448	(341)
General and administrative	2,074	1,276	798		6,486	3,695	2,791
Restructuring and other	352	—	352		352	—	352
Total stock-based compensation	$3,450	$1,947	$1,503		$9,779	$6,295	$3,484
Sales and marketing expenses
The $1.0 million, or 12%, decrease in sales and marketing expenses in the third quarter of 2017 compared to the third quarter of 2016 resulted from a $0.7 million decrease in employee related costs, a $0.4 million decrease in travel costs and $0.1 million in overhead allocations, offset by a $0.2 million increase in marketing programs.
The $5.8 million, or 19%, decrease in sales and marketing expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted from a $4.5 million decrease in employee related costs, a $1.3 million decrease in travel costs, a $0.1 million decrease in temporary labor and consulting costs, a $0.1 million decrease in recruitment expense and $0.3 million of overhead allocation. These decreases were offset by a $0.6 million increase in marketing programs costs.
Research and development expenses
The $0.9 million, or 46%, decrease in research and development expense in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to a $0.6 million decrease in employee related costs associated with decrease in headcount and a $0.2 million decrease in temporary labor and $0.1 million decrease in overhead allocations.
Internal-use software development capitalization decreased $0.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to decreased development efforts related to our Renew OnDemand platform.
The $1.6 million, or 26%, decrease in research and development expense in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to $1.5 million decrease in employee related costs associated with a decrease in headcount, a $0.1 million decrease in travel costs and a $0.1 million decrease in rent and facility expense. These decreases were offset by a $0.1 million increase in information technology costs.
Internal-use software development capitalization increased by $0.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to continued development efforts related to our internal managed services platforms.
General and administrative expenses
The $2.1 million, or 14%, decrease in general and administrative expense in the third quarter of 2017 compared to the third quarter of 2016 reflected a $1.0 million decrease in employee related costs, a $0.5 million decrease in temporary labor and consulting costs, a $0.2 decrease in rent and facility costs, a $0.3 decrease in travel costs, a $0.7 million decrease in overhead allocations and a $1.5 million decrease due to a non-recurring legal reserve recorded in the third quarter of 2016. Offsetting these decreases was a $0.4 million increase in marketing programs, a $0.3 million increase in recruitment costs, $0.3 million increase in information technology costs and a $1.1 million increase in depreciation and amortization costs.

The $1.8 million, or 5%, increase in general and administrative expense in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 reflected a $1.3 million increase in employee related costs, $0.9 million increase in recruitment costs, a $0.8 increase in information technology, a $2.9 million increase in depreciation expense and a $0.4 million increase in marketing costs. Offsetting these increases was a $0.8 million decrease in travel costs, $0.4 million decrease in temporary labor and consulting fees, $1.5 million decrease related to a non-recurring legal reserve recorded in the third quarter of 2016 and a $1.9 million decrease in overhead allocations.
Restructuring and other expenses
The $0.5 million and $6.3 million increase in restructuring and other in the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016 was related to our recognition of restructuring and other charges during the second and third quarter of 2017. During the second quarter we announced an effort to better align our cost structure with current revenue levels.

Interest Expense and Other, Net and (Gain) Loss on Cost Basis Equity Investment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands)				(in thousands)
Interest expense	$2,965	$2,792	$173	6%	$8,672	$8,191	$481	6%
Other, net	(126)	(501)	(375)	(75)%	(1,117)	(2,692)	(1,575)	(59)%
(Gain) loss on cost basis equity investment	(2,100)	2,300	(4,400)	191%	(2,100)	2,300	(4,400)	191%

Interest expense increased by $0.2 million, or 6%, in the third quarter of 2017 compared to the third quarter of 2016 and was due to the increased accretion of debt discount under the effective interest method related to the convertible notes issued in August 2013.
Other, net decreased by $0.4 million, or 75%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to foreign currency fluctuations.
Interest expense increased by $0.5 million, or 6%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 and was due to the increased accretion of debt discount under the effective interest method related to the convertible notes issued in August 2013.
Other, net decreased by $1.6 million, or 59%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to foreign currency fluctuations.
(Gain) loss on cost basis equity investment of $2.1 million in the three and nine months ended September 30, 2017 is related to the sale of our equity investment in a private company which was originally purchased for $4.5 million we made in 2013. Based on unfavorable growth trends and declining financial performance of this private company, we determined this investment was fully impaired and recorded a $2.3 million and $2.2 million impairment charge in the third and fourth quarters of 2016, respectively.

Income Tax (Benefit) Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(in thousands)				(in thousands)
Income tax (benefit) provision	$(180)	$968	$(1,148)	*	$227	$2,505	$(2,278)	*
*Not considered meaningful.
For the third quarter of 2017, we recorded an income tax benefit of approximately $0.2 million. The tax benefit resulted primarily from a taxable loss in a foreign affiliate. Income tax expense decreased in the third quarter of 2017 by $1.1 million compared to the third quarter of 2016 primarily due to state valuation allowance recorded in 2016.

For the nine months ended September 30, 2017, we recorded income tax expense of approximately $0.2 million. This amount primarily represents anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states and foreign jurisdictions. Income tax expense decreased in the third quarter of 2017 by $2.3 million compared to the third quarter of 2016 primarily due to certain state deferred tax assets.
As of September 30, 2017, we have recorded a full valuation allowance on our state deferred tax assets. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
Liquidity and Capital Resources
At September 30, 2017, we had cash, cash equivalents and short-term investments of $179.8 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and United States government obligations held by well-capitalized financial institutions. In addition, at September 30, 2017, we had cash and cash equivalents of $6.5 million held outside of the U.S. by our foreign subsidiaries that was generated by such subsidiaries and which is used to satisfy their current operating requirements. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested in foreign operations and we do not have current plans to repatriate these earnings to fund our U.S. operations as we have sufficient cash, cash equivalents and short-term investments held in the United States.
Our primary operating cash requirements include the payment of compensation and related costs, working capital requirements related to accounts receivable and accounts payable, as well as costs for our facilities and information technology infrastructure. Historically, we have financed our operations principally from cash provided by our operating activities, proceeds from stock offerings and the exercise of stock options. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.
In August 2013, we issued $150 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on August 1, 2018, unless converted earlier. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. We received proceeds of $145.1 million from the issuance of the convertible notes, net of associated fees, received $21.8 million from the issuance of the warrants and paid $31.4 million for the note hedges. The Notes were not subject to conversion or repurchase at September 30, 2017 and are classified as a current liability on our condensed consolidated balance sheet. We believe we will have sufficient cash and liquid short-term investments to repay the Note at maturity.
Letter of Credit and Restricted Cash
In connection with one of our leased facilities, the Company is required to maintain a $1.2 million letter of credit. The letter of credit is secured by $1.2 million of a money market account which is classified as Other assets, net in our condensed consolidated balance sheet as of September 30, 2017.
Summary Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$6,516	$9,706
Net cash used in investing activities	(13,707)	(23,887)
Net cash provided by (used in) financing activities	275	(4,777)
Net decrease in cash and cash equivalents, net of impact of exchange rate changes on cash	(8,107)	(20,639)
Operating Activities
Net cash provided by operating activities was $6.5 million during the nine months ended September 30, 2017. Net loss during the period was $29.9 million adjusted by non-cash charges of $17.2 million for depreciation and amortization, $7.0 million of amortization of debt discount and issuance costs, $0.2 million for deferred income taxes, $10.4 million for stock-based compensation, $2.5 million for restructuring and other costs and a $2.1 million gain on the sale of our cost basis equity investment. Cash provided by operations as a result of the changes in our working capital include a $12.3 million decrease in accounts receivable, net. Uses of cash were related to a $2.4 million decrease in deferred revenue, a $0.8 million decrease in accounts payable, a $0.8 million decrease in accrued expenses, $1.0 million decrease in accrued taxes, $4.7 million decrease in accrued compensation and benefits and a $1.4 million decrease in other liabilities.

Net cash provided by operating activities was $9.7 million during the nine months ended September 30, 2016. Net loss during the period was $23.6 million adjusted by non-cash charges of $11.6 million for depreciation and amortization, $6.5 million of amortization of debt discount and issuance costs, $1.7 million for deferred income taxes, $7.4 million for stock-based compensation and a $2.3 million loss on our cost basis equity investment. Cash provided by operations as a result of the changes in our working capital include a $2.8 million decrease in accounts receivable, net, a $0.4 million increase in accounts payable and a $1.7 million increase in accrued expenses. Uses of cash were related to a $0.8 million decrease in deferred revenue and a $1.5 million decrease in accrued compensation and benefits
Investing Activities
During the nine months ended September 30, 2017, cash used in investing activities was principally related to the proceeds from the sale of cost basis equity investment of $2.1 million, net purchase, sale and maturities of short-term investments of $2.0 million and property and equipment additions of $13.8 million. Property and equipment additions include $9.8 million of capitalized internal-use software development cost.
During the nine months ended September 30, 2016, cash used in investing activities was principally related to the net purchase, sale and maturities of short-term investments of $2.7 million and property and equipment additions of $21.2 million. Property and equipment additions include $9.7 million of capitalized internal-use software development cost.
Financing Activities
Cash provided by financing activities of $0.3 million in the nine months ended September 30, 2017 primarily resulted from the exercise of common stock options and the purchase of common stock under our employee stock purchase plan of $1.1 million offset by the minimum tax withholding requirement of $0.7 million.
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
Critical Accounting Policies and Estimates
Management has determined that our most critical accounting policies are those related to revenue recognition, stock-based compensation, goodwill and intangible assets and income taxes. There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2017 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 6, 2017.
Recent Accounting Pronouncements
The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading, “Recent Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2017, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings in which we are involved, see Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in Part I, Item 1A of our 2016 Annual Report on Form 10-K. There have been no material changes in the nature of these factors since December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description of Document

31.1*
Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) the Notes to Condensed Consolidated Financial Statements.

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	November 8, 2017	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)