Form 10-K
period 2017-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2018-03-02
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-35108

SERVICESOURCE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-0578975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 17th Street, 5th Floor Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(720) 889-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was $291,566,216. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 23, 2018, there were approximately 90,425,232 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

FORWARD LOOKING STATEMENTS

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and variations of such words or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1.A. of this Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7.A. of this Form 10-K) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS
Overview
ServiceSource International, Inc. is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through our people, processes and technology, we grow and retain revenue on behalf of our clients—some of the world’s leading business-to-business companies — in more than 45 languages. Our solutions help our clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. Our technology platform and best-practice business processes combined with our highly-trained, client-focused revenue delivery professionals and data from nearly 20 years of operating experience enable us to provide our clients greater value for our customer success services than attained by our clients' in-house customer success teams.
Our net revenue was $239.1 million, $252.9 million and $252.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. For summarized financial information by geographic area, see "Notes to the Consolidated Financial Statements, Note 12 - Geographical Information."
Our Solutions
We leverage deep experience, analytical expertise, high-performance revenue delivery teams and unique technology to drive customer success, renewals, and inside sales through our solutions.
Our client-focused revenue delivery professionals receive extensive training and expertise in our clients’ businesses and are deployed as an extension of our clients’ brands. Through direct interaction with our clients' end users, our revenue delivery professionals follow a sales process tailored specifically to improve end-customer retention, generate additional sales where needed, and meet our clients’ business objectives. Our solution is designed to optimize recurring revenue, provide customer success and enablement services, and maximize inside sales capabilities across different business-to-business revenue models, distribution models and segments, including hardware, software, Software-as-a-Service, industrial systems, information and media, as well as technology-enabled healthcare and life sciences. Our global revenue delivery centers, located in Bulgaria, Ireland, Japan, Malaysia, the Philippines, Singapore, the United Kingdom and the United States enable us to provide our solutions to our clients in 45 languages.
Our solutions span the entire lifecycle of our clients’ customers, from landing new customers (we provide lead generation, inside sales, and outsourced sales operations services), adoption (we provide customer onboarding and customer success management services), expansion (we provide cross-sell and upsell, warranty conversion, account-based marketing and channel recruitment and enablement) and renewals (we provide renewals management services, including the sale of maintenance and support service contracts for the products used by our clients’ end-users).

•
Outsourced Sales Operations. Our sales enablement and quoting solutions, powered by robotic process automation, or (RPA), advance our clients’ renewal sales process with specialized resources handling the administrative work associated with renewals and subscriptions. We apply a standardized, best-practice approach to sales enablement and quoting across the opportunities we manage through a dedicated, trained team completely focused on quoting, data entry and bookings processing combined with an in-depth understanding of our clients’ product SKUs, pricing and systems. In addition, we provide rigorous quality control through a dedicated quote audit team and analytics dashboards to monitor accuracy, throughput and cycle times.

•
Customer Onboarding. Our revenue delivery teams proactively welcome our clients’ new customers and ensure the customers are established for ongoing success. Using our best-practice processes developed over our nearly 20 year history, we confirm successful implementation of our clients’ products or services and promote adoption and use, including thorough reviews of customer usage and initial contact; brief demonstrations and reviews of key product features; identification and, if needed, escalation of support or implementation issues; delivery of basic training and/or product education; and supporting change management initiatives.

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

•
Inside Sales, Lead Generation, and Cross-sell and Upsell Services. Our inside sales teams perform and are trained in accordance with high performing sales team methodologies to enable efficient and effective lead generation and inside sales activities for our clients. Our revenue delivery teams are specifically trained in the identification of cross-sell and upsell activities, including upgrading service/support level, uncovering additional assets/licenses, extending term length and product sales lead generation. We do this through expert data analysis, specifically designed account plans and partnerships with our clients’ sales teams.

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

Our pay-for-performance model allows our clients to pay us either flat-rate or variable commissions based on the revenue we generate on their behalf. Fixed-fee arrangements often used in quick deployments to address discrete target areas of our clients’ needs or when a fixed fee best addresses our clients' business model. We also generate revenue through our professional services teams, who assist our clients with data optimization.
Our engagement with our clients begins in the pre-sales process and continues through their lifecycle.

•
Sales Performance Analysis. We typically begin engagements with our prospective clients by conducting in-depth interviews, analyzing their historical performance and future opportunity and evaluating their recurring revenue business using proprietary analytical models. We also use our breadth of experience to benchmark and identify service renewal opportunities, and to calculate our ability to improve our clients' performance based on our performance with similar types of businesses and revenue streams.

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

•
Performance. Once a partnership is in place with one of our clients, we leverage our reporting platform and our data reservoir and performance optimization tools to enable, measure, analyze, benchmark and optimize the performance of our inside sales and revenue delivery teams.

•
Client Benchmarking and Continuous Improvement. Our extensive platform and the accumulation of nearly 20 years of experience serve as the foundation for benchmarking our clients’ evolving recurring revenue and end customer success performance against industry peers and previous period performance. We generally conduct quarterly business review meetings and annual partnership reviews with our clients to review performance, identify potential weaknesses in their processes and determine opportunities for improvement and make recommendations that we believe will allow our clients and us to achieve higher levels of performance and efficiencies.

•
Developing and Delivering Applications. Our data reservoir fuels the opportunity data, sales methodologies, metrics and reporting dashboards that we engineer into our applications. Accordingly, we design our applications to leverage the transactional, analytical and industry data housed in PRISM, our technology platform.

Our Technology
Our Predictive Relationship Intelligence and Sales Management platform, or PRISM, is a combination of our proprietary tools, best-in-class industry solutions, application integrations, a proprietary recurring revenue data model and proven release management and operational procedures. We use PRISM within our client engagements to enable higher productivity and efficiency from our revenue delivery and operations teams in order to drive better outcomes for our clients. We specifically focus on process and productivity management, analytics that drive high-performing and effective sales teams, and customer retention and customer success insights.
Customer Success Management Technologies
We deploy customer success management technologies to our customer success services teams on behalf of our clients in order to enable our agreed-upon economic outcomes. The applications are our own proprietary intellectual property, based on our years of history supporting recurring revenue management and customer success management, combined with best-in-class third party technology. PRISM correlates product usage, billing and customer revenue management data with success plans to proactively trigger intelligent workflow automations, helping our precision customer success and revenue delivery professionals engage the right end customer with the right sales motion at the right time.
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
Inside Sales Technologies
Using the native functionality of PRISM paired with ServiceSource’s unique capabilities enables our inside sales teams to support new selling opportunities by capturing and scoring leads, prioritizing engagements, and focusing on cross-sales for current customers.
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

Each deployment of the productivity tools is customized to the particular client and region being serviced by the revenue delivery team member. To scale best practices from our highest-performing team members, we also deploy workforce optimization software and desktop analytics. As we learn from our high performers how to navigate complex client systems or manage sophisticated selling activities, we can easily share those practices with new hires, team members or incorporate them into our global learning methodologies. Lastly, much of this information integrates with PRISM, our reporting platform of transactional, productivity and performance information to allow us to offer our clients benchmarking of our clients’ results against their industry peers.
Our intellectual property consists primarily of software systems and business methodologies. We rely upon a combination of copyrights, trade secrets and trademarks, in addition to contractual restrictions such as confidentiality agreements, to establish and protect our proprietary rights. We currently hold twelve U.S. patents, and additional applications for U.S. patents are currently pending.
Key benefits of our solutions include:
Financial Benefits

•
Increased revenue. Our solutions are designed to increase revenues for our clients. We actively monitor the success rates-including contract renewal rates, cross-sell and upsell rates, lead generation, or other services that we drive on behalf of our clients in each engagement. When we generate higher renewal rates, we not only drive incremental client revenue for the associated period, but also have a compounding effect in increasing the base number of contracts eligible for renewal in subsequent periods, which expands the opportunity to generate greater client revenue in future periods. As we expand our solution to include cross-sell and upsell, lead generation and other strategic customer success services, we believe that our opportunity to generate client revenue in future periods through our renewal management services will also increase.

•
Improved retention and customer success. Our solutions drive end customer retention and revenue growth for some of the world’s leading companies, leveraging nearly 20 years of expertise to continuously monitor end customer health, engage each end customer with the right play at the right time and reinforce the unique value and benefits of each end customer’s product. The result is reduced end customer churn, increased revenue through up-sell and cross-sell, stronger end customer relationships and higher satisfaction.

•
Increased margin and profitability. We believe that the variable rate we charge for our solutions is lower than the fully-loaded fixed internal costs incurred by our clients managing renewals internally. As a result, each incremental dollar of recurring revenue generated by our solutions can drive greater profitability for our clients.

Operational Benefits

•
Greater business insight and analytics. The analytics engines in our technologies allow us to analyze each client’s renewals and churn rates against similar transactions, identifying areas for improvement and enabling greater insight into their business. All transactions, regardless of outcome, are recorded in PRISM. We leverage PRISM to provide benchmarking, end customer metrics, sales efficiency data and insight into successful and unsuccessful renewal efforts. The breadth of our data allows us to provide powerful analysis across regions, industries, channel partners and product segments.

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

•
Continue to invest in our technologies. We believe that our ability to leverage our technology to drive increased productivity by our revenue delivery professionals through more efficient and engaging training and productivity management, as well as our revenue analytics capabilities, is critical to our value proposition. We will continue to invest in our automation processes and the innovation of PRISM, our technology platform, to lower our operating costs, increase the efficiency and success of our solutions and enhance our competitive differentiation.

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

Our Clients
We target our solutions to business-to-business companies, within a range of industries including computer hardware, software, Software-as-a-Service, telecommunications, healthcare, life sciences, media and industrial systems. In 2017, we managed approximately $11.0 billion of Opportunity Under Management for our clients. Opportunity Under Management is an operational metric that represents our estimate of the value of all end customer service contracts that we have the opportunity to sell on behalf of our clients over a designated period of time. Opportunity Under Management is not a measure of our expected revenue. As of December 31, 2017, we managed approximately 168 engagements across 54 clients.
Our top ten clients accounted for approximately 66%, 66% and 57% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Three of our clients, Cisco, VMWare and Dell, represented 15%, 12% and 11% of our revenue, respectively, for the year ended December 31, 2017. For the year ended December 31, 2016, Cisco, Dell and VMWare represented 14%, 11% and 11% of our revenue, respectively. No single client represented 10% or more of our revenues in 2015.
Our People
As of December 31, 2017, we had 3,269 employees throughout the world: 1,114 employees in the U.S., 171 in Bulgaria, 256 in the Republic of Ireland, 70 in Japan, 528 in the Philippines, 732 in Malaysia, 161 in Singapore and 237 in the United Kingdom. We are not subject to collective bargaining agreements with any of our employees.
Sales and Marketing
We sell our solutions through our global sales organization. Our sales representatives are organized by geographic regions: North America and Latin America ("NALA"); Europe, Middle East and Africa ("EMEA"); and Asia Pacific-Japan ("APJ"). In 2017, we generated 63% of our revenue in NALA, 26% in EMEA and 11% in APJ. See "Item.1A. Risk Factors" for a description of the risks associated with our foreign operations.
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
Our research and development expenses were $5.7 million, $8.3 million and $16.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we capitalized certain expenditures related to the development and enhancement of internal-use software during 2017, 2016 and 2015.
Competition
The market for outsourced customer success and revenue growth solutions is evolving. Historically, companies have managed their service renewals through internal personnel and relied upon a variety of technologies including spreadsheets, internally developed software and customized versions of traditional business intelligence tools and end-customer relationship management or enterprise resource planning software from vendors such as Oracle Corporation, SAP AG, salesforce.com, inc. and NetSuite, Inc. Some companies have made further investments in this area using firms such as Accenture and McKinsey & Company for technology consulting and education services focused on service renewals. These internally-developed solutions represent the primary alternative to our integrated approach of combining people, processes and technology to provide end-to-end optimized outsourced customer success and revenue growth solutions.

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
We believe our unique market position and our differentiated business model allows us to maintain our market presence, and our global scale and ability to provide our solutions in over 45 languages provides a competitive advantage over smaller companies entering the outsourced customer success space.
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

Additional Information
Additional information about us is available on our website at http://www.servicesource.com. The information on our website is not incorporated into this annual report by reference and is not a part of this Form 10-K. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. From time to time, we may use our website as a channel of distribution of material information about our company. Financial and other important information regarding our business is routinely posted on and accessible at http://ir.servicesource.com.

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
Our revenue will decline if there is a decrease in the overall demand for our clients’ products and services.
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
Our top ten clients accounted for 66% of our revenue for the year ended December 31, 2017, and three clients each represented over 10% of our revenue during this period. A relatively small number of clients may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients, or the acquisition of one of our significant clients, may cause a significant decrease in our revenue.
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
The market for outsourced customer success and revenue growth solutions is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. Our success depends to a substantial extent on the willingness of companies to engage a third party (such as us) to manage their service revenues. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal service revenue organizations or in some cases have built or modified software applications to help manage renewals, and therefore may be reluctant to switch to a solution such as ours. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their sales activities and end customer relations, concerns about end customer reaction, a belief that they can sell their service revenues more cost-effectively using their internal sales organizations, perceptions about the expenses associated with changing to a new approach and the timing of expenses once they adopt a new approach, general reluctance to adopt any new and different approach to old ways of doing business, or other considerations that may not always be evident. Particularly because our market is relatively undeveloped, we must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage their service revenues. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our solution are compelling, then the market for our solution may not develop as we anticipate and our business will not grow.
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
In 2017, approximately 37% of our revenue was related to operations located outside of the U.S. In addition, 66% of our employees are located in offices outside of the U.S. We expect to continue our international growth, with international revenue accounting for an increased portion of total revenue in the future. Our international operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include different employment laws and rules and related social and cultural factors; different regulatory and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions, marketing and sales and other barriers to conducting business; cultural and language differences; diverse or less stable political, operating and economic environments and market fluctuations; and civil disturbances or other catastrophic events that reduce business activity. If we are not able to efficiently adapt to or effectively manage our business in markets outside of the U.S., our business prospects and operating results could be materially and adversely affected. Although we have business continuity plans in place for our operations, an extended period of civil unrest that halts or significantly impedes operations could have a material adverse effect on our business.

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
Opportunity Under Management is an operational metric that represents our estimate, over a designated period of time, of the value of all end customer service contracts that we have the opportunity to sell on behalf of our clients. Opportunity Under Management is not a measure of our expected revenue. We estimate the value of end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by clients in past periods; the minimum value of end customer contracts that our clients are required to give us the opportunity to sell pursuant to the terms of their contracts with us; periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by clients; the value of contracts we manage under our Customer Success solution; the Bookings we deliver under our Inside Sales solution; the value of end customer contracts included in our pre-contract analysis conducted by our solution design team; and collaborative discussions with our clients assessing their expectations as to the value of service contracts that they make available to us for sale. Although the minimum value of end customer contracts that our clients are required to give us represents a portion of our estimated Opportunity Under Management, a significant portion of the Opportunity Under Management is estimated based on the other factors described above.
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
In addition, Opportunity Under Management reflects our estimates over a designated period of time and should not be used to estimate our historical or future opportunity for any particular quarter within that period. We experienced an increase in our Opportunity Under Management in 2017 as compared to 2016, and 2016 as compared to 2015. In addition, the increase in our 2017 Opportunity Under Management did not translate into revenue growth in 2017.

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
The market for outsourced customer success and revenue growth solutions is evolving and new competitors are emerging. Historically, internally developed solutions have represented the primary alternative to our offerings. However, we also face direct competition from smaller companies that offer specialized revenue management solutions as well as larger business process outsourcers that are moving into the revenue growth space. We believe that more competitors will emerge. Competitors may have greater name recognition, longer operating histories, well-established relationships with clients in our markets and substantially greater financial, technical, personnel and other resources than we have, and even a potentially broader array of offerings. Potential competitors of any size may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or end customer requirements. Even if our solution is more effective than competing solutions, potential clients might choose new entrants unless we can convince them of the advantages of our integrated solution. We expect competition and competitive pressure, from both new and existing competitors, to increase in the future.
Consolidation in the technology sector could harm our business in the event that our clients are acquired and their contracts are canceled.
Consolidation among technology companies in our target market has been robust in recent years, and this trend poses a risk for us. Acquisitions of our clients could lead to cancellation of our contracts with those end customers by the acquiring companies and could reduce the number of our existing and potential clients. For example, in January 2010, Oracle acquired our then-largest client, Sun Microsystems, as well as several of our smaller clients. Oracle elected to terminate our service contracts with each client because Oracle conducted its service revenue management internally. We have seen this trend continue through the years. If mergers and acquisitions take place within our customer base, some of the acquiring companies may terminate, renegotiate and/or elect not to renew our contracts with the companies they acquire, which would reduce our revenue. In addition, acquisitions in our customer base may adversely impact our revenue even if the contract is not terminated. The sales we make on behalf of our customers are processed through our customers’ billing and quoting platforms. If our customers are acquired or merge with another company and as a result, their billing platforms or the procedures for processing closed sales are changed or slowed down, we will be unable to close our sales and our closure rate, and therefore our revenue and our ability to keep our customers, could suffer.
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
The length of time it takes our newly hired sales representatives to become productive could adversely impact our success rate, the execution of our overall business plan and our costs.
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
In 2017, approximately 37% of our revenue was generated outside of the United States, as compared to 35% of our revenue in 2016. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
If we experience a temporary or permanent interruption in our operations at one or more of our data or revenue delivery centers, through natural disaster, casualty, operating malfunction, cyberattack, sabotage or other causes, we may be unable to provide the services we are contractually obligated to deliver. Failure to provide contracted services could result in contractual damages or clients’ termination or renegotiation of their contracts. Although we maintain disaster recovery and business continuity plans and precautions designed to protect our company and our clients from events that could interrupt our delivery of services, there is no guarantee that such plans and precautions will be effective or that any interruption will not be prolonged. Any prolonged interruption in our ability to provide services to our clients for whom our plans and precautions fail to adequately protect us could have a material adverse effect on our business, results of operation and financial condition.
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
We operate revenue delivery centers in multiple locations. Some of the jurisdictions in which we operate, such as Ireland, give us the benefit of either relatively low tax rates, tax holidays or government grants, in each case, that are dependent on how we operate or how many jobs we create and employees we retain. We plan on utilizing such tax incentives in the future, as opportunities are made available to us. Any failure on our part to operate in conformity with applicable requirements to remain qualified for any such tax incentives or grants may result in an increase in our taxes. In addition, jurisdictions may choose to increase rates at any time due to economic or other factors. Any such rate increases may harm our results of operations.
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
Our indebtedness could have a material adverse effect on our business, results of operations, cash flows and financial condition. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	reduce our ability to use cash to fund acquisitions, working capital and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business;

•	restrict us from exploiting business opportunities;

•	dilute our existing stockholders if we elect to issue common stock instead of paying cash in the event the holders convert the 2018 Notes, or any other convertible securities issued in the future; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, execution of our business strategy or other general corporate purposes.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments or otherwise refinance the Notes or any additional debt that we incur, our business could suffer.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
We prepare our financial statements to conform to generally accepted accounting principles in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the U.S. Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting standards and guidelines. A change in those standards and guidelines can have a significant effect on our reported results and may affect our reporting of transactions that were completed before a change is announced.  Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in May 2014, the FASB issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the majority of existing revenue recognition guidance. We have concluded that the adoption of this new standard will not have a material impact on our Consolidated Financial Statements. However, under the new standard, we will be required to use significant judgment and make estimates for all future revenue contracts, including identifying performance obligations in our contracts, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation, determining when performance obligations have been satisfied, identifying the costs to acquire and fulfill client contracts and determine the contract period and/or client life over which to expense these costs.
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
Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 18.6% of our outstanding common stock as of December 31, 2017. As a result, these stockholders will have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

The table below presents the location, size and principal function of our leased global facilities. We believe our facilities are adequate to meet business operation needs for the foreseeable future.

Location	Square Footage	Region	Type of Facility
Nashville, TN, United States	120,685	NALA	Revenue Delivery Center
Denver, CO, United States	71,319	NALA	Revenue Delivery Center
San Francisco, CA, United States	24,394	NALA	Research and Development Center
Manila, Philippines	68,151	APJ	Revenue Delivery Center
Kuala Lumpur, Malaysia	58,985	APJ	Revenue Delivery Center
Singapore	17,626	APJ	Revenue Delivery Center
Yokohama, Japan	8,987	APJ	Revenue Delivery Center
Dublin, Republic of Ireland	38,060	EMEA	Revenue Delivery Center
Liverpool, United Kingdom	22,575	EMEA	Revenue Delivery Center
Sofia, Bulgaria	31,510	EMEA	Revenue Delivery Center

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of December 31, 2017, we accrued a $1.5 million reserve relating to our potential liability for currently pending disputes, presented in "Accrued Expenses" in our Consolidated Balance Sheets.
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
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “SREV.” The following tables present the high and low prices of our common stock as reported on the NASDAQ Global Market during the periods presented:

Quarter Ended in 2017	High	Low
First Quarter	$6.05	$3.55
Second Quarter	$4.00	$2.82
Third Quarter	$4.00	$3.14
Fourth Quarter	$3.66	$2.61

Quarter Ended in 2016	High	Low
First Quarter	$4.62	$3.35
Second Quarter	$4.54	$3.52
Third Quarter	$5.31	$3.89
Fourth Quarter	$6.25	$4.40
Holders
As of February 23, 2018, there were 65 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
Stock Performance Graph
The following graph shows a comparison of cumulative total stockholder return for our common stock, the Morgan Stanley Technology Index and the NASDAQ Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Morgan Stanley Technology Index assumes the reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future. Stockholders' returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	ServiceSource	Morgan Stanley Technology Index	NASDAQ Composite Index
12/31/2012	$100.00	$100.00	$100.00
12/31/2013	$143.25	$131.78	$138.32
12/31/2014	$80.00	$147.98	$156.85
12/31/2015	$78.80	$157.98	$165.84
12/31/2016	$97.09	$177.47	$178.28
12/31/2017	$52.82	$247.40	$228.63

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included in "Item 8. Financial Statements and Supplementary Data."

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Net revenue	$239,127	$252,887	$252,203	$272,180	$272,482
Cost of revenue(1)	163,709	165,069	171,369	194,009	162,449
Gross profit	75,418	87,818	80,834	78,171	110,033
Operating expenses:
Sales and marketing(1)	33,001	41,972	44,086	59,988	58,826
Research and development(1)	5,729	8,344	16,480	25,802	23,855
General and administrative(1)	53,087	52,995	46,299	47,808	44,913
Restructuring and other (1)	7,308	—	3,662	3,314	—
Goodwill and other intangible asset impairment	—	—	—	25,108	—
Total operating expenses	99,125	103,311	110,527	162,020	127,594
Loss from operations	(23,707)	(15,493)	(29,693)	(83,849)	(17,561)
Interest expense and other, net	(9,886)	(8,704)	(9,316)	(11,008)	(4,420)
Impairment loss on cost basis equity investment	—	(4,500)	—	—	—
Gain on sale of cost basis equity investment	2,100	—	—	—	—
Loss before income taxes	(31,493)	(28,697)	(39,009)	(94,857)	(21,981)
Provision for income tax benefit (expense)	1,647	(3,429)	(1,584)	(482)	(1,051)
Net loss	$(29,846)	$(32,126)	$(40,593)	$(95,339)	$(23,032)

Net loss per common share:
Basic and diluted	$(0.33)	$(0.37)	$(0.48)	$(1.15)	$(0.29)

Weighted-average common shares outstanding:
Basic and diluted	89,234	86,318	85,417	82,872	78,408

(1) Reported amounts include stock-based compensation expense as follows:

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$1,335	$1,484	$2,666	$3,995	$3,303
Sales and marketing	3,774	3,004	3,393	6,193	9,831
Research and development	149	586	1,299	2,800	2,414
General and administrative	8,425	5,678	6,029	7,911	8,072
Restructuring and other	352	—	2,579	—	—
Total stock-based compensation	$14,035	$10,752	$15,966	$20,899	$23,620

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$188,570	$185,573	$208,712	$215,382	$275,133
Working capital(2)	$72,538	$218,585	$236,431	$249,590	$315,185
Total assets	$295,372	$306,090	$317,564	$337,120	$396,561
Other long-term liabilities	$4,603	$6,495	$4,311	$4,660	$5,566
Convertible notes, net	$144,167	$134,775	$126,051	$118,004	$110,530
Total stockholders' equity	$112,109	$126,936	$147,975	$169,347	$238,935

(2) Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our annual Consolidated Financial Statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Overview
ServiceSource International, Inc. is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through our people, processes and technology, we grow and retain revenue on behalf of our clients—some of the world’s leading business-to-business companies — in more than 45 languages. Our solutions help our clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. Our technology platform and best-practice business processes combined with our highly-trained, client-focused revenue delivery professionals and data from nearly 20 years of operating experience enable us to provide our clients greater value for our customer success services than attained by our clients' in-house customer success teams.
Our CEO manages and allocates resources on a company-wide basis as a single segment that is focused on service offerings which integrate data, processes and cloud technologies.
Key Business Metrics
In assessing the performance of our business, we consider a variety of business metrics in addition to the financial metrics discussed below under “Basis of Presentation.” These key metrics include Opportunity Under Management and number of engagements, both of which are operational metrics.
Opportunity Under Management. For the year ended December 31, 2017, our Opportunity Under Management in our managed services business was approximately $11.0 billion. Opportunity Under Management is an operational metric that represents our estimate of the value of all end customer service contracts that we have the opportunity to sell on behalf of our clients over a designated period of time, the value of the customer engagements we manage on behalf of our clients and the Bookings we deliver under our Inside Sales solution. Opportunity Under Management is not a measure of our expected revenue or backlog. Opportunity Under Management reflects our estimate over a designated period of time and should not be used to estimate our opportunity for any particular quarter within that period. Also, the value of end customer contracts actually delivered during a given period should not be expected to be realized in full or to occur in even quarterly increments due to seasonality and other factors impacting our clients and their end customers.
We estimate the value of our end customer contracts based on a combination of factors, including the value of end customer contracts made available to us by our clients in past periods, the minimum value of end customer contracts that our clients are required to give us the opportunity to sell pursuant to the terms of our contracts with them, periodic internal business reviews of our expectations as to the value of end customer contracts that will be made available to us by our clients, the value of end customer contracts included in the service performance analysis that we conduct with our clients during the sales process the value of the customer relationships we manage, the bookings we deliver under our Inside Sales solution, and collaborative discussions with our clients assessing their expectations as to the value of service contracts that they make available to us for sale. Although the minimum value of end customer contracts that our clients are required to give us represents a portion of our estimated Opportunity Under Management, a significant portion of the Opportunity Under Management is estimated based on the other factors described above. As our experience with our business, our clients and their contracts has grown, we have continually refined the process, improved the assumptions and expanded the data related to our calculation of Opportunity Under Management. When estimating Opportunity Under Management, we rely on our assumptions described above, which may prove incorrect. These assumptions are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, and the actual value of end customer contracts delivered to us in a given period to differ from our estimate of Opportunity Under Management. These business and economic uncertainties and contingencies include:

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
•client cancellations of their contracts with us; and

•
changes in our clients’ businesses, sales organizations, management, sales processes or priorities; as well as other factors discussed in "Item 1.A. entitled Risk Factors" of this annual report on Form 10-K.

Our revenue also depends on our booking rates, commissions, and other fees. Our bookings represent the total amount of Opportunity Under Management that we renew on behalf of our clients or sell under our Inside Sales solution. Our commission rate is an agreed-upon percentage of the renewal value of end customer contracts or net new sales that we sell on behalf of our clients.
Our booking rate is impacted principally by our ability to successfully renew contracts on behalf of our clients or sell net new bookings. Other factors impacting our booking rate include: the manner in which our clients price their service contracts for sale to their end customers; the stage of life-cycle associated with the products and underlying technologies covered by the contracts offered to the end customer; the extent to which our clients or their competitors introduce new products or underlying technologies; the nature, size and age of the contracts; and the extent to which we have managed the renewals process or net new sales for similar products and underlying technologies in the past.
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
Number of Engagements. We track the number of engagements we have with our clients. We often have multiple engagements with a single client, particularly where we manage the sales of renewals relating to different product lines, technologies, types of contracts or geographies for the client and where we deliver multiple of our solutions. When the set of renewals we manage on behalf of a client is associated with a separate client contract or a distinct product set, type of end customer contract or geography and therefore requires us to assign a service sales team to manage the renewals, we designate the set of renewals and associated revenues and costs as a unique engagement. For example, we may have one engagement consisting of a service sales team selling maintenance contract renewals of a particular product for a client in the U.S. and another engagement consisting of a sales team selling warranty contract renewals of a different product for the same client in Europe. These would count as two engagements. When we deliver multiple solutions with separate and distinct teams, such as renewals and inside sales, we may manage these as separate engagements. We had 168, 154 and 191 engagements as of December 31, 2017, 2016 and 2015, respectively.
Factors Affecting our Performance
Sales Cycle. We sell our integrated solution through our sales organization. At the beginning of the sales process, our quota-carrying sales representatives contact prospective clients and educate them about our offerings. Educating prospective clients about the benefits of our solutions can take time, as many of these prospects have not historically relied upon integrated solutions like ours for service revenue management, nor have they typically put out a formal request for proposal or otherwise made a decision to focus on this area. As part of our sales process, our solutions design team performs a service performance analysis of our prospect’s service revenue. This includes an analysis of best practices, and benchmarks the prospect’s service revenue against industry peers. Through this process, which typically takes several weeks, we are able to assess the characteristics and size of the prospect’s service revenue, identify potential areas of performance improvement, and formulate our proposal for managing the prospect’s service revenue. The length of our sales cycle for a new client, inclusive of the service performance analysis process and measured from our first formal discussion with the client until execution of a new client contract, is typically longer than six months and has increased in recent periods.
Implementation Cycle. After entering into an engagement with a new client, and to a lesser extent after adding an engagement with an existing client, we incur sales and marketing expenses related to the commissions owed to our sales personnel. These commissions are generally based on realized revenue that the contract delivers over time with a smaller portion based on the estimated total annual contract value. Commission amounts based on realized revenue are expensed in the period the related revenue is recognized by the Company. Commission amounts based on the estimated total annual contract value are expensed and payable upfront upon executing the applicable contract. Upon adoption of ASC 606 effective as of January 1, 2018, the commissions that are paid based on realized revenue will remain as expense in the period the related revenue is recognized by the Company, but the upfront commissions based on estimated total annual contract value will be capitalized as Contract acquisition costs and expensed ratably over the expected life of the applicable contract or five years if the contract is between the Company and one of its long-standing clients. We also make upfront investments in technology and personnel to support the engagement.  These upfront commissions and investments are typically incurred one to three months before we begin generating sales and recognizing revenue. Accordingly, in a given quarter, an increase in new clients, and, to a lesser extent, an increase in engagements with existing clients, or a significant increase in the contract value associated with such new clients and engagements, will negatively impact our gross margin and operating margins until we begin to achieve anticipated sales levels associated with the new engagements, which is typically two to three quarters after we begin selling contracts on behalf of our clients.
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
Merger and Acquisition Activity. Our clients, particularly those in the technology sector, participate in an active environment for mergers and acquisitions. Large technology companies have maintained active acquisition programs to increase the breadth and depth of their product and service offerings and small and mid-sized companies have combined to better compete with large technology companies. A number of our clients have merged, purchased other companies or been acquired by other companies. We expect merger and acquisition activity to continue to occur in the future.
The impact of these transactions on our business can vary. Acquisitions of other companies by our clients can provide us with the opportunity to pursue additional business to the extent the acquired company is not already one of our clients. Similarly, when a client is acquired, we may be able to use our relationship with the acquired company to build a relationship with the acquirer. In some cases, we have been able to maintain our relationship with an acquired client even where the acquiring company handles its other service contract renewals through internal resources. In other cases, however, acquirers have elected to terminate or not renew our contract with the acquired company.
Seasonality. We experience a seasonal variance in our revenue which is typically higher in the fourth quarter when many of our clients’ products come up for renewal, and for the third quarter of the year which is typically lower as a result of lower or flat renewal volume corresponding to the timing of our customers’ product sales particularly in the international regions. The impact of this seasonal fluctuation can be amplified if the economy as a whole is experiencing disruption or uncertainty, leading to deferral of some renewal decisions.

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
Historically, we earned revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been a small percentage of total revenue. We have terminated most of our subscription contracts and expect revenues generated from subscription revenue to be insignificant in 2018. Subscription fees are accounted for separately from commissions, and they are billed in advance over a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the related subscription term.
We have generated a significant portion of our revenue from a limited number of clients. Our top ten clients accounted for 66%, 66% and 57% of our net revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue.
Our business is geographically diversified. During 2017, 63% of our net revenue was earned in NALA, 26% in EMEA and 11% in APJ. Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery centers in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography. In addition, our Kuala Lumpur location is a revenue delivery center where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.
Cost of Revenue and Gross Profit
Our cost of revenue expenses include employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs. Compensation expense includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our service revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our client base or business with existing client base expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed under, “Factors Affecting Our Performance—Implementation Cycle.” In 2017, we saw cost of revenue decrease in absolute dollars primarily related to cost reduction measures implemented in the early part of 2017. We expect cost of revenues to increase in 2018 related to higher costs incurred during the ramp of new business. Gross profit as a percent of revenue is expected to be flat for 2018.
Operating Expenses
Sales and Marketing. Sales and marketing expenses are a significant component of our operating costs and consist primarily of compensation expenses and sales commissions for our sales and marketing staff, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans provide that payment of commissions to our sales representatives is contingent on their continued employment, and we recognize expense over a period that is generally between the contract signing date and twelve to fourteen months following the execution of the applicable contract. When commissions are paid upon contract signing and are not contingent on future payments and continued employment, we consider that portion of the commission to be earned and therefore expensed at contract signing. We currently expect sales and marketing expenses to increase in 2018 over 2017 due to increased headcount and related employee expenses.

Research and Development. Research and development expenses consist primarily of employee compensation expense, allocated costs and the cost of third-party service providers. We focus our research and development efforts on developing new products and applications related to our technology platform. We capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform. We expect research and development spending to increase in 2018 compared to 2017 due to incremental costs of moving our clients to a single technology platform.
General and Administrative. General and administrative expenses consist primarily of employee compensation expense for our executive, human resources, finance and legal functions and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses, which consists of depreciation, amortization of internally developed software, facilities and technology costs. We expect our general and administrative expenses to increase in 2018 due to increases in facility costs and investment in additional information technology.
Restructuring and Other. Restructuring and other expenses consist primarily of employees’ severance payments, related employee benefits, stock compensation related to the accelerated vesting of certain equity awards, related legal fees, asset impairment charges and charges related to leases and other contract termination costs. The Company expects to incur additional restructuring charges in the first half of 2018 related to the relocation and decommissioning of our current San Francisco office space. Future cash outlays related to restructuring activities are expected to total approximately $1.8 million. These amounts are reported in “Accounts payable, Accrued compensation and benefits and Accrued expenses” in our Consolidated Balance Sheet as of December 31, 2017.
Interest Expense and Other, Net, and Impairment of Cost Basis Equity Investment
Interest expense. Interest expense consists of interest expense associated with our convertible debt, imputed interest from capital lease payments, accretion of debt discount and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest rate method. We expect our interest expense to generally decrease in 2018 due to the maturity of our $150.0 million convertible notes in August 2018.
Other, Net. Other, net consists primarily of foreign exchange gains and losses and interest income earned on our cash, cash equivalents and marketable securities. We expect other, net to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss) and the return of interest on our investments.
Provision for Income Tax Benefit (Expense)
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

Results of Operations
The following table sets forth our operating results as a percentage of net revenue:

	For the Year Ended December 31,
	2017	2016	2015
Net revenue	100%	100%	100%
Cost of revenue	68%	65%	68%
Gross profit	32%	35%	32%
Operating expenses:
Sales and marketing	14%	17%	17%
Research and development	2%	3%	7%
General and administrative	22%	21%	18%
Restructuring and other	3%	—%	1%
Total operating expenses	41%	41%	43%
Loss from operations	(9)%	(6)%	(11)%
Year Ended December 31, 2017 Compared to December 31, 2016
Net Revenue, Cost of Revenue, and Gross Profit

	For the Year Ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$239,127	100%	$252,887	100%	$(13,760)	(5)%
Cost of revenue	163,709	68%	165,069	65%	(1,360)	(1)%
Gross profit	$75,418	32%	$87,818	35%	$(12,400)	(14)%
Net revenue decreased by $13.8 million, or 5%, for the year ended December 31, 2017 compared to the same period in 2016, due to contractions and lower production with certain existing clients and the bankruptcy of one of our top 10 clients, partially offset by production related to expansion of business with our existing client base and new business in 2017.
Cost of revenue decreased $1.4 million, or 1%, for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the following:

•
$2.8 million decrease in employee costs related to operational improvements in our business that resulted in a reduction in headcount and increased productivity from our revenue generating employees, and shifting headcount to lower cost locations, all of which are part of our continuous efforts to better align employee costs with revenue;

•	$2.0 million decrease in temporary labor and consulting costs;

•	$1.7 million decrease in information technology costs; and

•	$0.8 million decrease in recruitment services; partially offset by

•	$3.5 million increase in depreciation and amortization expense; and

•	$2.6 million increase in net overhead allocations from other departments.
Gross profit decreased $12.4 million, or 14%, for the year ended December 31, 2017 compared to the same period in 2016, which is in line with the decrease in revenue.

Operating Expenses

	For the Year Ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$33,001	14%	$41,972	17%	$(8,971)	(21)%
Research and development	5,729	2%	8,344	3%	(2,615)	(31)%
General and administrative	53,087	22%	52,995	21%	92	—%
Restructuring and other	7,308	3%	—	—%	7,308	100%
Total operating expenses	$99,125	41%	$103,311	41%	$(4,186)	(4)%

Stock-based compensation included in operating expenses:
	Amount		Amount		$ Change
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$3,774		$3,004		$770
Research and development	149		586		(437)
General and administrative	8,425		5,678		2,747
Restructuring and other	352		—		352
Total stock-based compensation	$12,700		$9,268		$3,432
Sales and Marketing
Sales and marketing expense decreased $9.0 million, or 21%, for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the following:

•	$6.2 million decrease in employee compensation costs due to lower headcount resulting from our efforts to better align our cost structure;

•	$1.7 million decrease in travel costs;

•	$0.3 million decrease in net overhead allocations from other departments;

•	$0.2 million decrease in in temporary labor and consulting costs; and

•	$0.3 million decrease in information technology costs, recruitment services and marketing costs.
Research and Development
Research and development expense decreased $2.6 million, or 31%, for the year ended December 31, 2017 compared to the same period in 2016, primarily due to our efforts to reduce research and development spend as follows:

•	$2.0 million decrease in employee related costs associated with a decrease in headcount; and

•	$0.4 million decrease in in temporary labor and consulting costs.
Internal-use software development capitalization decreased $0.5 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the migration from our Renew OnDemand platform to PRISM. We expect to continue to invest in our technology platforms to support our services offering and thus capitalizing internal-use software costs in the future. However, the amount capitalized will depend on the future level of expenditures on our technology platforms.

General and Administrative
General and administrative expense increased $0.1 million, or 0%, for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the following:

•	$3.0 million increase in depreciation and amortization expense;

•	$1.3 million increase in information technology spend;

•	$1.2 million increase in recruitment services; and

•
$1.1 million increase in employee compensation costs related to performance-based restricted stock awards issued during 2016 and 2017, offset by decreases due to shifting headcount to lower cost locations. These net increases were partially offset by

•	$2.2 million net reduction in overhead allocations to other departments;

•	$1.6 million decrease in temporary labor and consulting costs;

•	$1.5 million decrease due to a non-recurring legal reserve recorded during 2016;

•	$0.9 million decrease in travel costs; and

•	$0.5 million decrease in rent and facilities costs.
Restructuring and Other
Restructuring and other expense increased $7.3 million, or 100%, for the year ended December 31, 2017 compared to the same period in 2016 due to our effort to better align our cost structure with current revenue levels during 2017.
Interest Expense and Other, Net, Impairment Loss on Cost Basis Equity Investment, and Gain on Sale of Cost Basis Equity Investment

	For the Year Ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(11,683)	(5)%	$(11,030)	(4)%	$653	6%
Other, net	$1,797	1%	$2,326	1%	$(529)	(23)%
Impairment loss on cost basis equity investment	$—	—%	$(4,500)	(2)%	$4,500	(100)%
Gain on sale on cost basis equity investment	$2,100	1%	$—	—%	$2,100	100%
Interest expense increased $0.7 million, or 6%, for the year ended December 31, 2017 compared to the same period in 2016 due to the accretion of the debt discount related to our convertible notes issued in August 2013.
Other, net decreased $0.5 million, or 23%, for the year ended December 31, 2017 compared to the same period in 2016 primarily due to foreign currency fluctuations.

During the year ended December 31, 2016, we fully impaired our 2013 cost basis equity investment due to an unfavorable declining financial performance, growth trends and future liquidity needs of the investment and recorded a $4.5 million impairment. During the year ended December 31, 2017, we sold our equity investment that we fully impaired in 2016 for proceeds of $2.1 million and recorded the proceeds as a gain.

Income Tax Provision

	For the Year Ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax benefit (expense)	$1,647	1%	$(3,429)	(1)%	$5,076	*

* Not considered meaningful.
For the year ended December 31, 2017, we recorded a tax benefit of $1.6 million. This primarily represents a $2.0 million income tax benefit related to the remeasurement of our indefinite-lived intangible deferred tax liability and release of our valuation allowance for certain net operating loss provisions as enacted under the Tax Cuts and Jobs Act (H.R.1) during December 2017.  Historically, we recorded a deferred income tax expense for indefinite lived deferred tax liabilities, as the Company did not have any indefinite lived deferred tax assets. H.R.1 changed the carryover period for federal net operating losses to indefinite, allowing us to utilize future indefinite lived deferred tax assets in the scheduling of valuation allowance.  Our net U.S. deferred tax liability decreased from $2.2 million as of December 31, 2016 to $0.2 million as of December 31, 2017.  We also recorded $0.4 million of federal, foreign and state income tax expense. No benefit was otherwise provided for losses incurred in U.S. and Singapore because these losses are offset by a valuation allowance.
For the year ended December 31, 2016, we recorded a charge to income tax expense of $3.4 million. This amount primarily represents foreign income taxes of $1.1 million and $1.8 million of valuation allowance that reflects the portion of certain state deferred tax assets that are not more-likely-than-not to be realized. No benefit was otherwise provided for losses incurred in U.S. and Singapore because these losses are offset by a full valuation allowance.
Years Ended December 31, 2016 Compared to December 31, 2015
Net Revenue, Cost of Revenue and Gross Profit

	For the Year Ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$252,887	100%	$252,203	100%	$684	—%
Cost of revenue	165,069	65%	171,369	68%	(6,300)	(4)%
Gross profit	$87,818	35%	$80,834	32%	$6,984	9%

Net revenue increased $0.7 million, or 0%, for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the expansion of business with our existing client base and new business with our existing clients and new clients.

Cost of revenue decreased $6.3 million, or 4%, for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the following:

•
$8.5 million decrease in employee costs related to operational improvements in our business that resulted in a reduction in headcount and increased productivity from our revenue generating employees, and shifting headcount to lower cost locations, all of which are part of our continuous efforts to better align employee costs with revenue; and

•	$4.1 million decrease in temporary labor and consulting costs; partially offset by

•	$3.8 million increase in net overhead allocations from other departments;

•	$1.8 million increase in depreciation and amortization expense; and

•	$0.9 million increase in information technology costs.

Gross profit increased $7.0 million, or 9%, for the year ended December 31, 2016 compared to the same period in 2015, which is in line with our moderate increase in revenue and the significant reduction in employee related costs.

Operating Expenses

	For the Year Ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$41,972	17%	$44,086	17%	$(2,114)	(5)%
Research and development	8,344	3%	16,480	7%	(8,136)	(49)%
General and administrative	52,995	21%	46,299	18%	6,696	14%
Restructuring and other	—	—%	3,662	1%	(3,662)	(100)%
Total operating expenses	$103,311	41%	$110,527	43%	$(7,216)	(7)%

Stock-based compensation included in operating expenses:
	Amount		Amount		$ Change
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$3,004		$3,393		$(389)
Research and development	586		1,299		(713)
General and administrative	5,678		6,029		(351)
Restructuring and other	—		2,579		(2,579)
Total stock-based compensation	$9,268		$13,300		$(4,032)
Sales and Marketing
Sales and marketing expense decreased $2.1 million, or 5%, for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the following:

•	$1.6 million decrease in employee compensation costs due to lower headcount resulting from our efforts to better align our cost structure;

•	$0.9 million decrease in marketing programs; and

•	$0.2 million decrease in depreciation and amortization expense; partially offset by

•	$0.8 million increase in travel costs.
Research and Development
Research and development expense decreased $8.1 million, or 49%, for the year ended December 31, 2016 compared to the same period in 2015, primarily due our efforts to reduce research and development spend:

•	$4.6 million decrease in employee compensation costs;

•	$2.9 million decrease in temporary labor; and

•	$0.3 million decrease in information technology costs.
General and Administrative
General and administrative expense increased $6.7 million, or 14%, for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the following:

•	$3.2 million increase in employee compensation costs related to higher headcount;

•	$2.1 million increase in facilities costs;

•	$1.0 million increase in depreciation and amortization expense;

•	$0.9 million increase in temporary labor and professional fees;

•	$0.9 million increase in technology spend; and

•	$2.2 million increase in travel costs, marketing programs and other; partially offset by

•	$3.6 million net reduction in overhead allocations to other departments.
Restructuring and Other
There were no restructuring and other costs for the year ended December 31, 2016 due to the Company completing restructuring efforts during 2015.
Interest Expense and Other, Net and Impairment Loss on Cost Basis Equity Investment

	For the Year Ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(11,030)	(4)%	$(10,393)	(4)%	$637	6%
Other, net	$2,326	1%	$1,077	0%	$1,249	116%
Impairment loss on cost basis equity investment	$(4,500)	(2)%	$—	0%	$(4,500)	100%

Interest expense increased $0.6 million, or 6%, for the year ended December 31, 2016 compared to the same period in 2015, due to the accretion of debt discount related to our convertible notes issued in August 2013.

Other, net decreased $1.2 million, or 116%, for the year ended December 31, 2016 compared to the same period in 2015, primarily due to lower foreign currency gains as the U.S. dollar strengthened against the Euro and other foreign currencies where we have operations.

During the year ended December 31, 2016, we fully impaired our 2013 cost basis equity investment due to an unfavorable declining financial performance, growth trends and future liquidity needs of the investment and recorded a $4.5 million impairment.
Income Tax Provision

	For the Year Ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax benefit (expense)	$(3,429)	(1)%	$(1,584)	(1)%	$(1,845)	*

* Not considered meaningful.

For the year ended December 31, 2016, we recorded a charge to income tax expense of approximately $3.4 million. This amount primarily represents foreign income taxes of $1.1 million and $1.8 million of valuation allowance that reflects the portion of certain state deferred tax assets that are not more-likely-than-not to be realized. No benefit was otherwise provided for losses incurred in U.S. and Singapore, because these losses are offset by a full valuation allowance.

For the year ended December 31, 2015, a charge to income tax expense of $1.6 million was recorded. This includes the impact of state income tax law changes that were recorded during the second quarter ended June 30, 2015 and affects the manner in which the Company apportions revenue to the state of Tennessee. The remaining portion of our tax expense relates to anticipated taxes in jurisdictions where we have profitable operations, including certain U.S. states, offset by benefits available from state tax credits. No benefit was otherwise provided for losses incurred in the U.S. and Singapore because these losses are offset by a full valuation allowance. In November 2015, the Philippine Economic Zone Authority granted a four-year tax holiday to the Company's Philippine affiliate, commencing with its fiscal year, beginning January 1, 2016.

Liquidity and Capital Resources
Our primary operating cash requirements include the payment of compensation and related costs and costs for our facilities and information technology infrastructure. Historically, we have financed our operations from cash provided by our operating activities, proceeds from common stock offerings and cash proceeds from the exercise of stock options and our employee stock purchase plan. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
As of December 31, 2017, we had cash, cash equivalents and short-term investments of $188.6 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. Included in cash, cash equivalents and short-term investments was cash and cash equivalents of $7.4 million held by our foreign subsidiaries used to satisfy their operating requirements. The Company considers its undistributed earnings of ServiceSource Europe Ltd. & ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2017, the Company had no unremitted earnings from its foreign subsidiaries.
In August 2013, we issued $150.0 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the "Notes") and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on August 1, 2018, unless converted earlier. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. The Notes were not subject to conversion or repurchase as of December 31, 2017 and are classified as a current liability on our Consolidated Balance Sheet. We believe we have sufficient cash and liquid short-term investments to repay the Notes upon maturity.
Share Repurchase Program
In August 2015, our Board of Directors authorized a stock repurchase program with a maximum authorization to repurchase up to $30.0 million of our common stock. The program expired in August 2017. During the year ended December 31, 2017, no shares were repurchased.
Letter of Credit and Restricted Cash
In connection with one of our leased facilities, the Company is required to maintain a $1.2 million letter of credit. The letter of credit is secured by $1.2 million of cash in a money market account, which is classified as an "Other assets" in our Consolidated Balance Sheets.
Cash Flows
The following table presents a summary of our cash flows:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$19,797	$4,452	$3,597
Net cash used in investing activities	$(14,815)	$(28,914)	$(25,194)
Net cash provided by financing activities	$216	$937	$3,347
Net increase/(decrease) in cash and cash equivalents, net of the effect of exchange rates on cash and cash equivalents	$3,697	$(24,642)	$(18,048)

Our total depreciation and amortization expense was comprised of the following:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Scout intangible asset amortization	$1,512	$1,512	$1,512
Internally developed software amortization	13,298	7,634	5,025
Property and equipment depreciation	7,778	7,019	7,199
Depreciation and amortization	22,588	16,165	13,736
Adjustments and other	—	(113)	—
Total depreciation and amortization	$22,588	$16,052	$13,736
Operating Activities
For the year ended December 31, 2017, net cash provided by operating activities was $19.8 million. Our net loss was $29.8 million, which was impacted by non-cash charges of $22.6 million for depreciation and amortization, $9.4 million of amortization of debt discount and issuance costs, $13.7 million of stock-based compensation, $2.1 million related to proceeds received from the sale of our cost basis equity investment and $3.1 million for restructuring and other costs. Cash provided by operations from changes in our working capital include a $9.1 million decrease in accounts receivable, net, a $2.5 million increase in accounts payable and a $1.7 million decrease in prepaid expenses and other current assets, offset by cash used in operations from a $5.5 million decrease in accrued expenses and other liabilities and a $2.9 million decrease in deferred revenue.

Net cash provided by operating activities was $4.5 million for the year ended December 31, 2016. Our net loss was $32.1 million, which was impacted by non-cash charges of $16.1 million for depreciation and amortization, $8.7 million of amortization of debt discount and issuance costs, $10.8 million of stock-based compensation and $4.5 million related to an impairment of our cost basis equity investment. Cash provided by operations from changes in our working capital include a $0.9 million increase in accounts payable, a $2.1 million increase in accrued expenses and other liabilities offset by cash used in operations from a $7.2 million increase in accounts receivable, net, a $1.6 million decrease in deferred revenue and a $0.7 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities was $3.6 million for the year ended December 31, 2015. Our net loss was $40.6 million, which was impacted by non-cash charges of $13.7 million for depreciation and amortization, $8.0 million of amortization of debt discount and issuance costs, $13.4 million of stock-based compensation and $2.6 million for restructuring and other. Cash provided by operations from changes in our working capital include a $12.0 million decrease in accounts receivable, net, a $2.7 million increase in accrued compensation and benefits, offset by cash used in operations from a $1.8 million increase in prepaid expenses and other current assets, a $4.5 million decrease in accrued expenses and other liabilities, a $1.2 million decrease in deferred revenue and a $1.6 million decrease in accounts payable.
Investing Activities
Net cash used in investing activities decreased $14.1 million to $14.8 million during the year ended December 31, 2017 compared to $28.9 million during the same period in 2016, primarily due to the following activities:

•	$9.2 million decrease in cash outflows related to the acquisition of property and equipment, which includes $0.5 million of decreased internally developed software costs;

•	$45.5 million decrease in cash outflows related to the purchase of short-term investments; and

•	$2.1 million increase in cash inflows related to the proceeds from sale of our cost basis equity investment; partially offset by

•	$42.7 million decrease in cash inflows from the sale and maturity of short-term investments.
Net cash used in investing activities increased $3.7 million to $28.9 million during the year ended December 31, 2016 compared to $25.2 million during the same period in 2015, primarily due to the following activities:

•	$14.4 million increase in cash outflows related to the acquisition of property and equipment, which includes $5.9 million of increased internally developed software costs; and

•	$6.7 million increase in cash outflows related to the purchase of short-term investments; partially offset by

•	$16.1 million increase in cash inflows from the sale and maturity of short-term investments; and

•	$1.2 million increase due to a change in restricted cash in 2015 related to the San Francisco office lease.
Financing Activities
Net cash provided by financing activities decreased $0.7 million to $0.2 million during the year ended December 31, 2017 compared to $0.9 million during the same period in 2016, primarily due to the following activities:

•
$9.8 million decrease in cash inflows due to proceeds of approximately $10.9 million from the exercise of stock options and the employer purchase plan during 2016 compared to proceeds of approximately $1.1 million from the exercise of stock options and the employer purchase plan during 2017; partially offset by

•
$8.9 million increase due to the repurchase of approximately 2.3 million shares of our common stock at a weighted-average price of $3.94 per share during 2016 and no corresponding activity during 2017.

Net cash provided by financing activities decreased $2.4 million to $0.9 million during the year ended December 31, 2016 compared to $3.3 million during the same period in 2015, primarily due to the following activities:

•
$7.7 million increase in cash outflows due to the repurchase of approximately 2.3 million shares of our common stock at a weighted-average price of $3.94 per share during 2016 compared to the repurchase of approximately 0.3 million shares of our common stock at a weighted-average price of $4.11 per share during 2015; partially offset by

•
$5.2 million increase in cash inflows due to proceeds of approximately $10.9 million from the exercise of stock options and the employer purchase plan during 2016 compared to proceeds of approximately $5.7 million from the exercise of stock options and the employer purchase plan during 2015.

Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special-purpose entities, which have been established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of obligations under operating lease agreements for office space and computer equipment, convertible notes, purchase commitments and unrecognized tax benefits during our normal course of business.
As of December 31, 2017, the future minimum payments under our leases and convertible notes were as follows (in thousands):

	Payments Due
	Total		Less than 1 year	1-3 years	4-5 years	More than 5 years
Obligations under capital leases	$129		$73	$56	$—	$—
Operating lease obligations	41,751	(1)	11,354	25,781	4,616	—
Convertible Notes	150,000		150,000	—	—	—
	$191,880		$161,427	$25,837	$4,616	$—
(1) In January 2018, the Company entered into a sublease with a third-party for our San Francisco office space for the remaining term of the lease. The future minimum payments through November 30, 2022 under the original lease total approximately $9.3 million and future sublease rental income totals approximately $8.9 million over the same period.
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms, including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Also excluded from the table above is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns (“unrecognized tax benefits”). As of December 31, 2017, our liability for unrecognized tax benefits was immaterial. Reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.

Other Purchase Commitments
The Company had $14.1 million in non-cancelable purchase commitments with our suppliers as of December 31, 2017.
Critical Accounting Policies and Estimates
General
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. Estimates, judgments and assumptions are based on historical experiences that we believe to be reasonable under the circumstances.  From time to time, we re-evaluate those estimates and assumptions.

The Company’s significant accounting policies are described in “Notes to the Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies.” These policies were followed in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2017 and are consistent with the year ended December 31, 2016.

The Company has identified the following as critical accounting policies. These accounting policies have the most significant impact on our financial condition and results of operations and require management’s most difficult, subjective and/or complex estimates.
Revenue Recognition
Our revenue is derived primarily from selling services. Other revenues include professional services and subscription services to Renew OnDemand, which was phased out in 2017.
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

Subscriptions and Professional Services
Subscription revenue is comprised of subscriptions fees to access our Renew OnDemand application which was phased out in 2017, and professional services is generated from implementation and project based services. Subscription revenue is recognized ratably over the contract term, commencing when our cloud applications are made available to our clients. Our subscription service arrangements are generally non-cancelable and do not contain refund-type provisions. Professional services are deemed delivered and revenue recognized upon the successful completion of implementation projects or when project milestones have been achieved and accepted by the client.
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
Stock-Based Compensation
We measure and recognize compensation expense for share-based payment awards to our employees and directors, including employee stock options and restricted stock units, based on the grant-date fair values of the awards.
We estimate the fair value of stock options granted using the Black-Scholes option-pricing model which relies on estimates and assumptions we make related to the length of time an employee will retain vested stock options before exercising them, the historical volatility of our common stock price and the number of options that will be forfeited prior to vesting.
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
Valuation analysis of goodwill and intangible assets

We evaluate goodwill and indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

We use a three-step process to assess the realizability of goodwill. The first step is a qualitative assessment for each reporting unit that analyzes indicators, including, but not limited to macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.

If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. > 50% chance) the fair value of a reporting unit is less than its carrying amount, the two-step quantitative impairment test will be required. Otherwise, no further testing is required.

If the two-step quantitative assessment is required, we calculate the fair value of each reporting unit based on future cash flows. If the carrying value of each reporting unit is in excess of its fair value, we allocate the fair value to its assets and liabilities. If the carrying amount of the asset exceeds its estimated fair value, an impairment loss is recorded.

Our analysis is based on a single company-wide reporting unit, which is consistent with our single segment discussed in “Notes to Consolidated Financial Statements, Note 12 - Geographic Information.”
Significant management judgments are required in order to assess goodwill and intangible asset impairment, including the following:

•	identification of comparable companies to benchmark under the market approach giving due consideration to the following factors:

◦	financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar business;

◦	economic, environmental and political factors faced by such companies;

•	impact of goodwill impairment recognized in prior years;

•	susceptibility of our reporting unit to fair value fluctuations;

•	reporting unit revenue, gross profit and operating expense growth rates;

•	financial forecasts;

•	discount rate to apply to estimated cash flows;

•	terminal values;

•	reasonable gross profit levels;

•	estimated control premium a willing buyer is likely to pay, including consideration of the following:

◦
the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units;

◦	weighted average and median control premiums offered in relevant industries;

◦	industry specific control premiums; and

◦	specific transaction control premiums.

•	significant events or changes in circumstances including the following:

◦	significant negative industry or economic trends;

◦	significant decline in our stock price for a sustained period;

◦	our market capitalization relative to net book value;

◦	significant changes in the manner of our use of the acquired assets;

◦	significant changes in the strategy for our overall business; and

◦	our assessment of growth and profitability in each reporting unit over the coming years.
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

Recent Accounting Pronouncements
See Notes to the Consolidated Financial Statements “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the expected dates of adoption and the anticipated impact to our Consolidated Financial Statements.

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
We performed a sensitivity analysis of our foreign currency exposure at December 31, 2017 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. A 10% appreciation or depreciation for all currencies against the U.S. dollar at December 31, 2017 would not have had a material impact on our results of operations or our cash flows.
Interest Rate Risk
As of December 31, 2017, we had cash and cash equivalents of $51.4 million and short-term investments of $137.2 million, which primarily consisted of corporate bonds, agency securities, asset-backed securities and U.S. treasury securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits
As of December 31, 2017, we had $150.0 million aggregate principal amount of convertible senior notes outstanding and capital lease obligations of $0.1 million, all of which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.
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
ServiceSource International, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ServiceSource International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ServiceSource International, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Denver, Colorado
March 2, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceSource International, Inc.
In our opinion, the consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the year ended December 31, 2015 present fairly, in all material respects, the results of operations and cash flows of ServiceSource International, Inc. and its subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 8, 2016, except for the effects of the revisions, the change in composition of reportable segment and the manner in which the Company accounts for debt issuance costs discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2016 annual report on Form 10-K, as to which the date is March 6, 2017.

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$51,389	$47,692
Short-term investments	137,181	137,881
Accounts receivable, net	56,516	63,289
Prepaid expenses and other	6,112	7,607
Total current assets	251,198	256,469

Property and equipment, net	34,119	38,180
Deferred income taxes, net of current portion	70	64
Goodwill and intangible assets, net	6,419	7,932
Other assets	3,566	3,445
Total assets	$295,372	$306,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,574	$1,916
Accrued taxes	651	1,388
Accrued compensation and benefits	19,257	21,579
Convertible notes, net	144,167	—
Deferred revenue	1,282	4,152
Accrued expenses	6,625	5,891
Other current liabilities	2,104	2,958
Total current liabilities	178,660	37,884

Convertible notes, net	—	134,775
Other long-term liabilities	4,603	6,495
Total liabilities	183,263	179,154

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 90,380 shares issued and 90,259 shares outstanding as of December 31, 2017; 88,304 shares issued and 88,183 shares outstanding as of December 31, 2016	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	359,347	344,521
Accumulated deficit	(246,207)	(216,361)
Accumulated other comprehensive loss	(598)	(791)
Total stockholders’ equity	112,109	126,936
Total liabilities and stockholders’ equity	$295,372	$306,090
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Net revenue	$239,127	$252,887	$252,203
Cost of revenue	163,709	165,069	171,369
Gross profit	75,418	87,818	80,834
Operating expenses:
Sales and marketing	33,001	41,972	44,086
Research and development	5,729	8,344	16,480
General and administrative	53,087	52,995	46,299
Restructuring and other	7,308	—	3,662
Total operating expenses	99,125	103,311	110,527
Loss from operations	(23,707)	(15,493)	(29,693)
Interest expense and other, net	(9,886)	(8,704)	(9,316)
Impairment loss on cost basis equity investment	—	(4,500)	—
Gain on sale of cost basis equity investment	2,100	—	—
Loss before income taxes	(31,493)	(28,697)	(39,009)
Provision for income tax benefit (expense)	1,647	(3,429)	(1,584)
Net loss	$(29,846)	$(32,126)	$(40,593)
Net loss per common share:
Basic and diluted	$(0.33)	$(0.37)	$(0.48)
Weighted-average common shares outstanding:
Basic and diluted	89,234	86,318	85,417
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net loss	$(29,846)	$(32,126)	$(40,593)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	710	(1,236)	12
Unrealized gain (loss) on short-term investments	(517)	18	(698)
Other comprehensive income (loss), net of tax	193	(1,218)	(686)
Comprehensive loss, net of tax	$(29,653)	$(33,344)	$(41,279)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	83,928	$8	(121)	$(441)	$312,017	$(143,348)	$1,113		$169,349
Proceeds from the exercise of stock options and employee stock purchase plan	1,505	—	—	—	5,761	—	—		5,761
Issuance of common stock, restricted stock units	1,755	—	—	—	—	—	—		—
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(974)	—	—		(974)
Share repurchases	(295)	—	—	—	(1,212)	—	—		(1,212)
Stock-based compensation	—	—	—	—	13,751	—	—		13,751
Acceleration of stock-based compensation expense due to restructuring	—	—	—	—	2,579	—	—		2,579
Net loss	—	—	—	—	—	(40,593)	—		(40,593)
Other comprehensive loss	—	—	—	—	—	—	(686)		(686)
Balance at December 31, 2015	86,893	$8	(121)	$(441)	$331,922	$(183,941)	$427		$147,975
Cumulative effect of stock compensation standard adoption	—	—	—	—	294	(294)	—	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	2,434	—	—	—	10,866	—	—		10,866
Issuance of common stock, restricted stock units	1,240	—	—	—	—	—	—		—
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(947)	—	—		(947)
Share repurchases	(2,263)	—	—	—	(8,921)	—	—		(8,921)
Stock-based compensation	—	—	—	—	11,307	—	—		11,307
Acceleration of stock-based compensation expense due to restructuring	—	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	(32,126)	—		(32,126)
Other comprehensive loss	—	—	—	—	—	—	(1,218)		(1,218)
Balance at December 31, 2016	88,304	$8	(121)	$(441)	$344,521	$(216,361)	$(791)		$126,936
Proceeds from the exercise of stock options and employee stock purchase plan	321	—	—	—	1,062	—	—		1,062
Issuance of common stock, restricted stock units	1,755	—	—	—	—	—	—		—
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(775)	—	—		(775)
Stock-based compensation	—	—	—	—	14,187	—	—		14,187
Acceleration of stock-based compensation expense due to restructuring	—	—	—	—	352	—	—		352
Net loss	—	—	—	—	—	(29,846)	—		(29,846)
Other comprehensive income	—	—	—	—	—	—	193		193
Balance at December 31, 2017	90,380	$8	(121)	$(441)	$359,347	$(246,207)	$(598)		$112,109
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(29,846)	$(32,126)	$(40,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,588	16,052	13,736
Amortization of debt discount and issuance costs	9,392	8,724	8,048
Amortization of premium on short-term investments	(12)	1,091	(101)
Deferred income taxes	(1,999)	1,924	969
Stock-based compensation	13,683	10,752	13,387
Restructuring and other	3,063	—	2,579
Impairment loss on cost basis equity investment	—	4,500	—
Gain on sale of cost basis equity investment	(2,100)	—	—
Other	184	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	9,060	(7,156)	12,002
Deferred revenue	(2,872)	(1,589)	(1,204)
Prepaid expenses and other	1,670	(673)	(1,825)
Accounts payable	2,487	872	(1,562)
Accrued taxes	(762)	269	(539)
Accrued compensation and benefits	(2,940)	(119)	2,706
Accrued expenses	(972)	1,182	(3,940)
Other liabilities	(827)	749	(66)
Net cash provided by operating activities	19,797	4,452	3,597
Cash flows from investing activities:
Acquisition of property and equipment	(17,110)	(26,337)	(11,975)
Restricted cash	—	—	(1,244)
Proceeds from sale of cost basis equity investment	2,100	—	—
Purchases of short-term investments	(56,626)	(102,130)	(95,421)
Sales of short-term investments	53,315	98,028	82,351
Maturities of short-term investments	3,506	1,525	1,095
Net cash used in investing activities	(14,815)	(28,914)	(25,194)
Cash flows from financing activities:
Repayment on capital lease obligations	(71)	(131)	(170)
Repurchase of common stock	—	(8,921)	(1,212)
Proceeds from issuance of common stock	1,062	10,866	5,703
Minimum tax withholding on restricted stock unit releases	(775)	(877)	(974)
Net cash provided by financing activities	216	937	3,347
Net increase (decrease) in cash and cash equivalents	5,198	(23,525)	(18,250)
Effect of exchange rate changes on cash and cash equivalents	(1,501)	(1,117)	202
Cash and cash equivalents, beginning of period	47,692	72,334	90,382
Cash and cash equivalents, end of period	$51,389	$47,692	$72,334
Supplemental disclosures of cash flow information
Cash paid for interest	$2,255	$2,260	$2,286
Income taxes paid, net	$1,400	$1,544	$854
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment accrued in accounts payable and accrued expenses	$108	$98	$111
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
ServiceSource International, Inc. is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through our people, processes and technology, we grow and retain revenue on behalf of our clients-some of the world’s leading business-to-business companies - in more than 45 languages. Our solutions help our clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. Our technology platform and best-practice business processes combined with our highly-trained, client-focused revenue delivery professionals and data from nearly 20 years of operating experience enable us to provide our clients greater value for our customer success services than attained by our clients' in-house customer success teams.
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its subsidiaries, unless the context indicates otherwise.

The Company’s pay-for-performance model allows its clients to pay for the services through either flat-rate or variable commissions based on the revenue generated by the Company on their behalf. Fixed-fee arrangements are typically used in quick deployments to address discrete target areas of our clients’ needs. The Company also earns revenue through its professional services teams, who assist clients with data optimization. The Company’s corporate headquarters is located in Denver, Colorado. The Company has additional U.S. offices in California and Tennessee, and international offices in Bulgaria, Ireland, Japan, Malaysia, Philippines, Singapore and the United Kingdom.

2. Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying Consolidated Financial Statements include the accounts of ServiceSource and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amount of net revenue and expenses during the reporting period.
The Company’s significant accounting judgments and estimates include, but are not limited to: revenue recognition, the valuation and recognition of stock-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities and uncertain tax positions, and the provision for bad debts.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments, accounts receivable and the Note Hedges. See "Note 7 – Debt" for additional information. The Company is also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates.
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
Two customers represented 17%, and 15% of accounts receivable as of December 31, 2017. Three customers represented 15%, 14% and 12%, of accounts receivable as of December 31, 2016.
Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value guidance establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level is based upon the lowest level of input that is significant to the fair value measurement. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1:    Quoted prices in active markets for identical assets or liabilities;
Level 2:    Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3:    Inputs that are generally unobservable and typically reflect management's estimates or assumptions that market participants would use in pricing the asset or liability.
The carrying amount of financial instruments including cash, restricted cash recorded in other assets, accounts receivable, accounts payable, accrued taxes, accrued expenses and other accrued liabilities approximate carrying value due to their short-term maturities. See "Note 4 – Fair value of Financial Instruments" for additional information on the convertible note.
Foreign Currency Translation and Remeasurement
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates at the balance sheet date. Net revenue and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive income (loss). For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gains and losses are reported in "Interest expense and other, net" in the Consolidated Statements of Operations. For the years ended December 31, 2017, 2016, and 2015, we recorded foreign currency transaction (gains) losses of approximately $1.1 million, $0.5 million and ($0.9) million, respectively.
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
The following table presents changes in the allowance for doubtful accounts (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$—	$137	$37
Charged to expense	—	392	137
Recoveries	—	(529)	(37)
Balance, end of year	$—	$—	$137

Property and Equipment
The Company records property and equipment at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives for owned assets as follows: seven years for office furniture and equipment, three to five years for network equipment, two to three years for computer hardware and three to seven years for software. Leasehold improvements are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the related assets, ranging from three to fifteen years.
When assets are disposed, the cost and related accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on sale or disposal is reported in "General and administrative expense" in the Consolidated Statement of Operations.
Lease Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred. The Company’s AROs associated with leasehold improvements at our international office locations, which, at the end of a lease, are contractually obligated to be removed. Our AROs were approximately $1.0 million and $1.2 million as of December 31, 2017 and 2016, respectively. Accretion expense was insignificant for the years ended December 31, 2017, 2016 and 2015.
Capitalized Internal-Use Software
Expenditures related to software developed or obtained for internal use are capitalized and amortized over a period of two to five years on a straight-line basis. The Company capitalizes direct external costs associated with developing or obtaining internal-use software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees or professional fees for consultants who are directly associated with the development of such applications. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred and are recorded in "Research and development" in the Consolidated Statements of Operations. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time amortization commences.
Goodwill

We evaluate goodwill and indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill.
To assess if goodwill is impaired a qualitative assessment, referred to as the simplified method, is first performed to determine whether further quantitative impairment testing is necessary. This qualitative analysis evaluates factors including, but not limited to, macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of the qualitative assessment, the Company considers it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a two-step quantitative impairment test is performed. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment is recorded.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units which includes estimating future cash flows and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.
If a two-step quantitative impairment test is required, the fair value of each reporting unit is determined based upon the income approach. Under the income approach, the Company estimates the fair value of the reporting unit based upon the present value of estimated future cash flows. Cash flow projections are determined by management to be commensurate with the risk inherent in our current business model. Key assumptions used to estimate the fair value of the reporting unit includes the discount rate, compounded annual revenue growth rates, operating expense assumptions and terminal value capitalization rate. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-

specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. The discount rate and terminal value capitalization rate are derived from the use of market data which are Level 3 inputs within the fair value hierarchy.
No impairment was recorded for the years ended December 31, 2017, 2016, and 2015.
The carrying value of goodwill for the years ended December 31, 2017 and 2016 was $6.3 million.
Impairment of Long-Lived Assets Including Intangible Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the long-lived asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the long-lived asset is impaired, an impairment is recognized for the amount by which the carrying value of the asset exceeds its fair value. No impairment was recorded for the years ended December 31, 2017, 2016, and 2015.

Acquired intangible assets are amortized over their useful lives on a straight-line basis which represents the pattern in which the Company derives benefit from the asset.
Cost Basis Equity Investment
In 2013, the Company made an equity investment in a private company for $4.5 million, which represented less than 5% of the outstanding equity of that company. Based on unfavorable growth trends and declining financial performance of this private company, the Company determined that its investment was fully impaired and recorded a $4.5 million impairment during the year ended December 31, 2016. The impairment is included in "Impairment loss on cost basis equity investment" in the Consolidated Statement of Operations. During 2017, the Company sold this investment for $2.1 million in cash and recorded the proceeds as a gain in "Gain on sale of cost basis equity investment" in our Consolidated Statements of Operations.
Operating Leases
The Company’s operating lease agreements for office facilities include provisions for certain rent holidays, tenant incentives and escalations in the base price of the rent payment. The Company records rent holidays and rent escalations on a straight-line basis over the lease term and records the difference between expense and cash payments as deferred rent. Tenant incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term. Deferred rent is included in "Other current liabilities and Other long-term liabilities" in the Consolidated Balance Sheets.
Deferred Debt Issuance Costs
The Company defers debt issuance costs, which consist of the debt discount on the convertible notes and issuances costs related to the Notes. Discounts and debt issuance costs are included in the carrying value of the convertible notes and amortized to “Interest expense and other, net” in our Consolidated Statement of Operations over the remaining life of the convertible notes. See "Note 7 - Debt" for additional information.
Comprehensive Loss
We report comprehensive loss in our Consolidated Statements of Comprehensive Loss. Amounts reported in “Accumulated other comprehensive loss” consist of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on available-for-sale securities.
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
Selling prices for each deliverable is determined based on the selling price hierarchy of vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE") and best estimated selling price ("BESP"). Generally, the Company has not been able to establish VSOE for its deliverables as the items have not been sold separately. The Company has not been able to reliably determine the stand-alone selling prices of competitors’ products and services, and therefore cannot rely on TPE for its deliverables. Therefore, the Company utilizes BESP to determine the selling prices of its deliverables. The objective of BESP is to determine the price at which the Company would price a product or service if it were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold separately or for new offerings. BESP is determined by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval with management, taking into consideration the Company’s marketing strategy. As these marketing strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to selling prices.
Once arrangement consideration is allocated to the various deliverables in a multiple element arrangement, revenue is recognized when all other revenue recognition criteria has been achieved.

Advertising Costs
Advertising costs are expensed as incurred and are reported in "Sales and marketing expenses" in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2017, 2016 and 2015 was approximately $0.2 million, $0.1 million, and $0.1 million, respectively.
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
Stock-Based Compensation
The Company issues share-based awards to employees and directors. Awards are measured at fair value on the grant date and amortized to compensation expense over the service period during which the awards fully vest. Such expense is included in in our Consolidated Statements of Operations, see "Note 9 - Share Repurchase Program and Stock-Based Compensation" for additional information. Forfeitures are recognized as incurred. Options issued are valued using the Black-Scholes option-pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk-free interest rate.
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
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive consist of stock options, non-vested restricted stock and shares to be purchased under our Employee Stock Purchase Plan. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 7.1 million, 7.7 million and 9.5 million shares for the years ended December 31, 2017, 2016 and 2015, respectively, because their effect would be anti-dilutive.

New Accounting Standards Issued but not yet Adopted
Revenue Recognition
In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The standard also specifies that the incremental costs of obtaining a contract with a customer and the costs of fulfilling a contract with a customer (if those costs are not within the scope of another Topic or Sub-Topic) would be deferred and recognized over the appropriate period of contract performance if they are expected to be recovered. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method, also known as the cumulative catch-up transition method).
The Company will adopt the standard effective January 1, 2018 utilizing the modified retrospective method. The Company has completed its analysis of this standard and the adoption of this guidance will not have a material impact on our Consolidated Financial Statements or our internal controls over financial reporting.
Leases
In February 2016, the FASB issued an ASU that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Leases in which the Company is the lessee will generally be accounted for as operating leases and we will record a lease asset and a lease liability. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for fiscal years beginning after December 15, 2018. The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with an option to use certain transition relief. The Company expects to adopt this standard effective January 1, 2019, and is in the process of assessing the impact of this standard.
Restricted Cash
In November 2016, the FASB issued an ASU that requires companies to combine restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt the standard effective January 1, 2018 utilizing the retrospective transition method. The adoption of this guidance will not have a significant impact on our Consolidated Financial Statements.
Comprehensive Income
In February 2018, the FASB issued an ASU that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  We are currently evaluating this guidance.

3. Intangible Assets
Intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Balance as of December 31, 2015	$6,050	$(2,940)	$3,110
Amortization expense	—	(1,512)	(1,512)
Balance as of December 31, 2016	6,050	(4,452)	1,598
Amortization expense	—	(1,512)	(1,512)
Balance as of December 31, 2017	$6,050	$(5,964)	$86
Amortization expense for intangibles assets was approximately $1.5 million for each of the years ended December 31, 2017, 2016 and 2015, respectively. The remaining net book value of $0.1 million will be amortized during the first quarter of 2018.

4. Fair Value of Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. The Company classifies its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company's daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive loss and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When the Company determines that an other-than-temporary decline in fair value occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses in the years ended December 31, 2017 and 2016 were insignificant. There were no transfers between levels during the years ended December 31, 2017 and 2016.

The following tables present the Company's cash and cash equivalents and short-term investments by significant investment category (in thousands) measured at fair value on a recurring basis:

For the Year Ended December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1:
Cash	$48,712	$—	$—	$48,712
Cash equivalents:
Money market mutual funds	2,677	—	—	2,677
Total cash and cash equivalents	51,389	—	—	51,389
Level 2:
Short-term investments:
Corporate bonds	55,763	1	(346)	55,418
U.S. agency securities	34,640	—	(410)	34,230
Asset-backed securities	21,739	—	(127)	21,612
U.S. Treasury securities	26,292	—	(371)	25,921
Total short-term investments	138,434	1	(1,254)	137,181
Cash, cash equivalents and short-term investments	$189,823	$1	$(1,254)	$188,570

For the Year Ended December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1:
Cash	$47,060	$—	$—	$47,060
Cash equivalents:
Money market mutual funds	632	—	—	632
Total cash and cash equivalents	47,692	—	—	47,692
Level 2:
Short-term investments:
Corporate bonds	54,827	19	(188)	54,658
U.S. agency securities	34,658	—	(281)	34,377
Asset-backed securities	26,431	25	(23)	26,433
U.S. Treasury securities	22,701	—	(288)	22,413
Total short-term investments	138,617	44	(780)	137,881
Cash, cash equivalents and short-term investments	$186,309	$44	$(780)	$185,573
The following table presents the amortized cost and estimated fair value of money market mutual funds and short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$14,315	$14,295
Due in 1 to 3 years	126,796	125,563
Total	$141,111	$139,858

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company had restricted cash of $1.2 million in "Other assets" in the Consolidated Balance Sheets as of December 31, 2017 and 2016. The restricted cash is classified within Level 1.

The convertible notes issued by the Company in August 2013 are included in the Consolidated Balance Sheets at their original issuance value, net of unamortized discount and issuance costs, and are not marked to market each period. The approximate fair value of the convertible notes was approximately $145.9 million and $143.8 million as of December 31, 2017 and 2016, respectively. The fair value of the convertible notes was determined using quoted market prices for similar securities and are considered Level 2 inputs due to limited trading activity.

The Company did not have any other financial instruments or debt measured at fair value as of December 31, 2017 and 2016, respectively.

5. Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	For the Year Ended December 31,
	2017	2016
Computers and equipment	$22,186	$19,930
Software	72,147	59,453
Leasehold improvements	19,574	18,092
Furniture and fixtures	11,606	10,947
Property and equipment	125,513	108,422
Less: accumulated depreciation and amortization	(91,394)	(70,242)
Property and equipment, net	$34,119	$38,180
Depreciation and amortization expense, which includes amortization expense related to capital leases, was approximately $21.1 million, $16.1 million and $13.7 million, respectively, during the years ended December 31, 2017, 2016 and 2015.
The Company capitalized costs of approximately $12.6 million, $13.1 million and $7.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, related to internal-use software. As of December 31, 2017 and 2016, the carrying value of capitalized costs related to internal-use software, net of accumulated amortization, was $16.5 million and $17.2 million, respectively. Amortization expense related to internal-use software was approximately $13.3 million, $7.6 million and $5.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

6. Other Current Liabilities
Other current liabilities were comprised of the following (in thousands):

	For the Year Ended December 31,
	2017	2016
Accrued interest – convertible notes	$938	$938
Deferred rent	748	1,359
ESPP withholding	418	661
Total	$2,104	$2,958

7. Debt
Senior Convertible Notes
In August 2013, the Company issued senior convertible notes (the "Notes") in exchange for gross proceeds of $150.0 million. The Notes mature on August 1, 2018 and are recorded as a current liability in "Convertible notes" in our Consolidated Balance Sheet as of December 31, 2017.
The Notes are governed by an Indenture, dated August 13, 2013 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. The notes bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1, beginning February 1, 2014.
The Notes are convertible at an initial conversion rate of 61.6770 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $16.21 per share of common stock, subject to anti-dilution adjustments upon certain specified events, as defined in the Indenture. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock, or any combination thereof, at the Company’s option. The Notes were not subject to conversion or repurchase as of December 31, 2017. However, holders of the Notes may convert their Notes at any time on or after February 1, 2018, until the close of business on the second schedule trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

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
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	For the Year Ended December 31,
	2017	2016
Principal amount	$150,000	$150,000
Unamortized debt discount	(5,336)	(13,928)
Unamortized debt issuance costs	(497)	(1,297)
Net carrying amount	$144,167	$134,775
Estimated future amortization of deferred issuance costs is approximately $5.8 million for the year ended December 31, 2018.
The following table presents interest expense recognized related to the Notes (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Contractual interest expense at 1.5% per annum	$2,250	$2,250	$2,250
Amortization of debt issuance costs	800	743	686
Accretion of debt discount	8,592	7,981	7,362
Total	$11,642	$10,974	$10,298
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

Letter of Credit
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a new San Francisco office facility. The letter of credit is secured by $1.2 million of cash in a money market account which is classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.
8. Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under non-cancelable operating lease agreements with various expiration dates through December 2022. Rent expense during the years ended December 31, 2017, 2016 and 2015 was approximately $10.6 million, $11.3 million and $9.4 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
Future annual minimum lease payments under non-cancelable operating leases as of December 31, 2017 were as follows (in thousands):

Fiscal Year
2018	$11,354
2019	9,600
2020	8,362
2021	7,819
2022	4,616
Thereafter	—
Total	$41,751
In January 2018, the Company entered into a sublease with a third-party for the Company's San Francisco office space for the remaining term of the lease. The future minimum payments through November 30, 2022 under the original lease total approximately $9.3 million and future sublease rental income totals approximately $8.9 million over the same period.
Other Purchase Commitments
The Company had $14.1 million in non-cancelable purchase commitments with our suppliers as of December 31, 2017.
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of December 31, 2017 and 2016, the Company accrued a $1.5 million reserve relating to our potential liability for currently pending disputes, reflected in "Accrued expenses" in the Consolidated Balance Sheets.
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

9. Share Repurchase Program, Stock-Based Compensation and ESPP
Share Repurchase Program
In August 2015, our Board of Directors authorized a stock repurchase program (the "program") to repurchase up to $30.0 million of our common stock. The program expired August 2017. During the year ended December 31, 2016, the Company repurchased 2.3 million shares of common stock at a weighted-average price of $3.94 per share for an aggregate purchase price of $8.9 million. No shares were repurchased under this program during the year ended December 31, 2017.
Equity Plans
The Company maintains the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2011 Employee Stock Purchase Plan. The Company’s Board of Directors, by delegation to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options, restricted stock units or restricted stock awards may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant
At the end of each fiscal year, the share reserve under the 2011 Plan automatically increases, to the lessor of an amount equal to 4% of the outstanding shares as of the end of that fiscal year or 3,840,000 shares. As of December 31, 2017, there were approximately 12.4 million shares available for grant under the 2011 Plan. On January 1, 2018, 3.6 million additional shares were reserved under the 2011 Equity Incentive Plan pursuant to the automatic increase.

Stock options are recorded at fair value on the date of grant date using the Black-Scholes option-pricing model and generally vest ratably over a four-year period. Vested options may be exercised up to ten years from the grant date, as defined in the 2011 Plan. Vested but unexercised options expire 90 days after termination of employment with the Company. Compensation expense is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests.

Restricted stock units are recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which the stock vests. Restricted stock units generally vest ratably over four years with vesting contingent upon employment of the Company.
2017 PSU Awards
During the second quarter of 2017, the Company granted performance-based restricted stock unit awards under the Company’s 2011 Equity Incentive Plan to certain key executives (the “2017 PSU Awards”). For each 2017 PSU Award, a number of restricted stock units became eligible to vest based on the levels of achievement of the performance-based conditions, and those restricted stock units that became eligible to vest will vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, except as otherwise provided under certain termination and change-in-control provisions in each award agreement. The aggregate target number of restricted stock units subject to the 2017 PSU Awards was 1.0 million, with an aggregate grant date fair value of $3.7 million.
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
2016 PSU Awards
During the third quarter of 2016, the Company granted performance-based restricted stock unit awards under the Company’s 2011 Equity Incentive Plan to certain key executives (the “2016 PSU Awards”). The 2016 PSU Awards contain similar performance and vesting conditions as the 2017 PSU Awards. The aggregate target number of restricted stock units subject to the 2016 PSU Awards was 1.0 million with an aggregate grant date fair value of $5.1 million. Upon the filing of the Company’s 2016 form 10-K on March 6, 2017, an additional 0.2 million shares with a grant date fair value of $1.2 million became eligible to vest under the 2016 PSU Awards. The 2016 PSU Awards are expensed over the two-year vesting term using the accelerated attribution method.
Fair Value of Stock Options and Restricted Units
The estimated fair value of stock options and restricted stock units granted during the years ended December 31, 2017, 2016 and 2015, was approximately $11.5 million, $13.3 million, and $18.6 million, respectively.
The fair value of each grant of options during 2017, 2016 and 2015 was determined by the Company using the methods and assumptions discussed below. The Company stratifies its population of outstanding share options into two relatively homogeneous groups to estimate the expected term of options grants. Each of these inputs is subjective and generally requires significant judgment to determine.
Expected Term—The expected term represents the period that the Company’s share-based awards are expected to be outstanding. The Company calculated the expected term of share options using four data points: options exercised, options expired, options forfeited and options outstanding. The weighted-average of the four data points were used to calculate the expected term.
Expected Volatility—The expected volatility is based on the historical stock volatility of the Company's own common shares.
Risk-Free Interest Rate—The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues for each option grant date with maturities approximately equal to the option’s contractual term.
Expected Dividend Yield—The Company has not paid dividends on its common shares nor does it expect to pay dividends in the foreseeable future.
The weighted average Black-Scholes option-pricing model assumptions were as follows:

	For the Year Ended December 31,
	2017	2016	2015
Expected term (in years)	5.0	5.0	5.0
Expected volatility	59%	58%	34%
Risk-free interest rate	1.87%	1.23%	1.64%
Expected dividend yield	0.00%	0.00%	0.00%
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
The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes option-pricing model and the straight-line attribution approach. The following weighted-average assumptions were as follows:

	For the Year Ended December 31,
	2017	2016	2015
Expected term (in years)	0.5 -1.0	0.5 -1.0	0.5 -1.0
Expected volatility	29%-66%	38%-52%	25%-35%
Risk-free interest rate	0.65%-1.21%	0.42%-0.56%	0.07%-0.37%
Expected dividend yield	0.00%	0.00%	0.00%
The expected term represents the period of time from the beginning of the offering period to the purchase date. The Company uses its historical volatility for a period equivalent to the expected term of the options to estimate the expected volatility. The risk-free interest rate the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
The ESPP provides that additional shares are reserved annually on the first day of each fiscal year in an amount equal to the lesser of (i) 1.5 million shares, (ii) one percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors and/or the compensation committee of the board of directors. As of December 31, 2017, 2.1 million shares had been issued under the ESPP and 3.7 million shares were available for future issuance. On January 1, 2018, 0.9 million additional shares were reserved under the 2011 ESPP.
Stock Awards Issued to Employees
The following table presents total options outstanding, granted, exercised, expired or forfeited, as well as total options exercisable (shares and aggregate intrinsic value in thousands):

	Shares	Weighted-Average Option Price Per Share	Weighted-Average Fair Value of Options Granted During the Year	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Issued and outstanding as of December 31, 2014	10,070	$5.08
Granted	4,206	$4.45	$1.45
Options exercised	(1,126)	$4.13			$1,312
Expired and/or Forfeited	(2,534)	$5.65
Issued and outstanding as of December 31, 2015	10,616	$4.79
Granted	709	$4.11	$2.05
Options exercised	(2,111)	$4.62			$1,455
Expired and/or Forfeited	(1,719)	$5.43
Issued and outstanding as of December 31, 2016	7,495	$4.63
Granted	173	$3.63	$1.86
Options exercised	(14)	$4.86			$8
Expired and/or Forfeited	(1,143)	$5.31
Issued and outstanding as of December 31, 2017	6,511	$4.48		6.54	$6,571
Options exercisable as of December 31, 2017	4,619	$4.61		6.13	$4,889
The total estimated fair value of options vested during the years ended December 31, 2017, 2016, and 2015 was $2.5 million, $3.7 million and $2.7 million, respectively.

The following table summarizes additional information concerning our vested restricted stock units and performance stock units (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2016	4,236	$4.77
Granted	3,458	$3.58
Vested(1)	(1,963)	$4.89
Forfeited	(704)	$4.30
Unvested as of December 31, 2017	5,027	$3.98
(1)1,755 shares of common stock were issued for restricted stock units vested and the remaining 208 shares were withheld for taxes.
The total estimated fair value of restricted stock units and PSU awards vested during the years ended December 31, 2017, 2016 and 2015 was $7.3 million, $6.2 million and $8.5 million.
The following table presents stock-based compensation expense as allocated within the Company’s Consolidated Statements of Operations (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Stock-based compensation included in operating expenses:
Cost of revenue	$1,335	$1,484	$2,666
Sales and marketing	3,774	3,004	3,393
Research and development	149	586	1,299
General and administrative	8,425	5,678	6,029
Restructuring and other	352	—	2,579
Total stock-based compensation	$14,035	$10,752	$15,966
The above table does not include approximately $0.5 million, $0.6 million and $0.4 million of capitalized stock-based compensation related to internal-use software for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, there was approximately $15.9 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2011 Plan, which is expected to be recognized over a weighted-average period of 1.96 years.

10. Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan that covers domestic employees who have attained 21 years of age and provide at least 20 hours of service per week. This plan allows U.S. employees to contribute up to 90% of their pre-tax salary into investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. During the years ended December 31, 2017, 2016 and 2015, the Company matched up to 50% of an employee's contributions up to an annual limit of $2,000. Matching contributions by the Company are fully vested upon completion of the first year of employment. Employer matching contributions, which may be discontinued at the Company’s discretion, were approximately $1.5 million, $1.7 million and $2.1 million, during 2017, 2016 and 2015, respectively.

11. Income Taxes
Loss from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
U.S.	$(28,463)	$(32,499)	$(40,720)
International	(3,030)	3,802	1,711
Loss before provision for income taxes	$(31,493)	$(28,697)	$(39,009)

The income tax provision consisted of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Current:
Federal	$94	$279	$—
Foreign	46	1,112	632
State and local	212	89	(32)
Total current income tax provision	352	1,480	600
Deferred:
Federal	(1,645)	129	160
Foreign	(5)	(54)	52
State and local	(349)	1,874	772
Total deferred income tax provision (benefit)	(1,999)	1,949	984
Income tax provision (benefit)	$(1,647)	$3,429	$1,584
The following table provides a reconciliation of income taxes provided at the federal statutory rate of 35% to the income tax provision (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
U.S. income tax at federal statutory rate	$(11,012)	$(10,046)	$(13,388)
State income taxes, net of federal benefit	(650)	(170)	342
Section 956 inclusion	—	2,976	—
Foreign tax rate differential	(21)	(882)	(85)
Share-based compensation	1,748	5,038	—
Permanent differences	926	383	254
Tax cuts and jobs act	37,042	—	—
Tax credits	(5)	(111)	(405)
Federal rate change	—	(1,954)	—
Return to provision	(407)	1,068	—
Adjustments to opening deferreds	—	2,009	—
Valuation allowance	(29,334)	4,458	14,529
Other, net	66	660	337
Income tax provision (benefit)	$(1,647)	$3,429	$1,584

In November 2015, the Philippine Economic Zone Authority granted a four year tax holiday to the Company's Philippine affiliate, commencing with its fiscal year beginning January 1, 2016. The earnings per share benefit in 2017, 2016, and 2015 was not material.

In December 2013, Malaysia granted a ten year tax holiday to the Company’s Malaysia affiliate, commencing with its fiscal year beginning January 1, 2014. This resulted in a tax benefit in fiscal 2013 of approximately $0.2 million from the elimination of the Malaysia subsidiary’s deferred tax liabilities. The earnings per share benefit in 2017, 2016 and 2015 was not material.

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2017 and 2016. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods (in thousands):

	For the Year Ended December 31,
	2017	2016
Deferred tax assets:
Accrued liabilities	$3,847	$3,540
Share-based compensation expense	3,904	4,961
Net operating loss carryforwards	65,958	92,087
Tax credits	6,860	5,676
Amortization of tax intangibles	2,842	5,957
Investments	—	1,774
Other, net	355	351
Total deferred tax assets	83,766	114,346
Deferred tax liabilities:
Property and equipment	(811)	(3,607)
Convertible debt costs	(263)	(1,041)
Total deferred tax liabilities	(1,074)	(4,648)
Net deferred tax assets	82,692	109,698
Less: Valuation allowance	(82,923)	(111,935)
Net deferred tax liabilities	$(231)	$(2,237)
As of December 31, 2017 and 2016, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not (a probability level of more than 50 percent) that the asset will not be realized. In assessing the realization of the Company's deferred tax assets, management considers all available evidence, both positive and negative.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2017. Accordingly, a valuation allowance of $82.9 million has been recorded to offset this deferred tax asset. The change in valuation allowance for the years ended December 31, 2017 and 2016 was a decrease of $29.0 million and an increase of $24.3 million, respectively.
Management also concluded on a more-likely-than-not basis that its Singapore deferred tax assets were not realizable, using the analysis prescribed in ASC 740. Other factors were considered but provided neither positive nor negative objectively-verifiable evidence as to the realization of our deferred tax assets. The remaining deferred tax assets as of December 31, 2017 relate to jurisdictions in which the Company has net adjusted historical pretax profits and sufficient forecast profitability to assure future realization of such deferred tax assets.
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In accordance with Staff Accounting Bulletin 118, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional benefit of $2.1 million, which is included as a component of income tax expense from continuing operations. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $37.0 million, which was offset by a decrease in our valuation allowance of $39.1 million. We recognized a $2.1 million tax benefit related to remeasurement of indefinite-lived deferred tax liabilities and the release of valuation allowance associated with tax reform changes in net operating loss carryforwards. Future net operating losses generated will have an indefinite carryover as opposed to a 20-year carryover. Therefore, we expect the reversal of our deferred tax assets to result in indefinite lived deferreds (future net operating losses) which can be used as an offset in our valuation allowance calculations.
The non-recurring transition tax is based on the total post-1986 earnings and profits ("E&P") previously deferred from U.S. income taxes. In aggregate, the Company has a deficit in post-1986 E&P from its foreign subsidiaries resulting in no transition tax liability. The Company considers its undistributed earnings of ServiceSource Europe, Ltd & ServiceSource International Singapore Pte. Ltd permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2017, the Company's had no unremitted earnings from its foreign subsidiaries.
As of December 31, 2017, the Company had net operating loss carryforwards of approximately $249.6 million for federal income tax purposes and approximately $416.5 million for state income tax purposes. These losses are available to reduce taxable income and expire at various dates beginning in 2024 for federal income tax purposes and 2021 for state income tax purposes. The Company also has foreign net operating loss carryforwards of approximately $10.4 million which are indefinitely available to reduce taxable income and do not expire.
As of December 31, 2017, the Company had $2.5 million of U.S. federal research and development credits which expire beginning in 2031, and $3.7 million of California research and development credits which do not expire. The Company also has $0.5 million of California Enterprise Zone Credits which expire beginning in 2023 if not utilized, and $1.6 million of other state tax credits which expire beginning in 2024 if not utilized.

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

The Company acquired U.S. federal net operating loss carryforwards of Scout Analytics, Inc. upon the acquisition of that entity in January 2014, subject to the ownership change limitations. Acquired U.S. federal net operating losses from Scout total approximately $30.2 million net of amounts unavailable due to ownership change limitations, which is included in the total U.S. federal net operating loss above.
The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. Our 2005 through 2016 tax years generally remain subject to examination by federal, state and foreign tax authorities.
The Company has implemented the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Beginning balance	$926	$937	$948
Additions based on tax positions related to the current year	1	24	62
Reductions for tax positions of prior years	5	(35)	(73)
Ending balance	$932	$926	$937
As of December 31, 2017, the Company had a liability for unrecognized tax benefits of $0.9 million, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2017, the interest and penalties recognized were insignificant. During the years ended December 31,

2016 and 2015, the Company recognized and accrued an insignificant amount of interest or penalties related to unrecognized tax benefits.

12. Geographical Information

The Company’s business is geographically diverse. During 2017, 63% of net revenue was earned in North America and Latin America (“NALA”), 26% in Europe, Middle East and Africa (“EMEA”) and 11% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from revenue delivery centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all of the service contracts sold and managed by the revenue delivery centers relate to end customers located in the same geography. All of NALA net revenue represents revenue generated in the U.S.
The CEO manages and allocates resources on a company-wide basis as a single segment that is focused on service offerings which integrate data, processes and cloud technologies.
Net revenue by geographic region, is summarized as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net revenue
NALA	$151,015	$163,371	$166,511
EMEA	60,941	62,479	59,708
APJ	27,171	27,037	25,984
Total net revenue	$239,127	$252,887	$252,203

During the year ended December 31, 2017, the Company's top ten clients accounted for 66% of our net revenue. Three of our clients, Cisco, VMWare, and Dell, represented 15%, 12% and 11% of our revenue, respectively, for the year ended December 31, 2017.
The majority of the Company’s assets as of December 31, 2017 and 2016 were attributable to its U.S. operations. Property and equipment information is based on the physical location of the assets. The following table presents the long-lived assets, consisting of property and equipment, by geographic location (in thousands):

	For the Year Ended December 31,
	2017	2016
NALA	$24,520	$28,916
EMEA	2,189	2,297
APJ	7,410	6,967
Total property and equipment, net	$34,119	$38,180

13. Restructuring and Other

In May 2017, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, including a headcount reduction and the reduction of office space in four locations. The restructuring plan is accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of approximately $7.3 million during the year ended December 31, 2017. Severance and other employee costs include stock compensation related to the accelerated vesting of certain equity awards, severance payments, related employee benefits and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The Company expects to incur additional restructuring charges in the first half of 2018 related to the relocation and decommissioning of our current San Francisco office space. Future cash outlays related to restructuring activities are expected to total approximately $1.8 million. These amounts are reported in “Accounts payable, Accrued compensation and benefits and Accrued expenses" in our Consolidated Balance Sheet as of December 31, 2017.
Restructuring and other reserve activities are summarized as follows (in thousands):

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total
Restructuring and other liability as of December 31, 2016	$—	$—	$—	$—
Restructuring and other charges	3,483	2,939	886	7,308
Cash paid	(3,060)	(1,185)	—	(4,245)
Non-cash impairment charges	—	—	(886)	(886)
Acceleration of stock-based compensation expense in additional paid-in capital	(352)	—	—	(352)
Restructuring and other liability as of December 31, 2017	$71	$1,754	$—	$1,825

14. Selected Quarterly Financial Data (Unaudited)

The following table presents data derived from our unaudited quarterly Condensed Consolidated Statement of Operations data for each quarter during the years ended December 31, 2017 and 2016. Quarterly amounts may not total to annual amounts due to rounding.

	For the Quarter Ended
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands, except per share amounts)
Net revenue	$66,024	$58,132	$58,262	$56,708	$68,654	$62,514	$61,969	$59,750
Gross profit	$24,044	$17,329	$18,745	$15,299	$26,152	$21,725	$21,625	$18,316
Income (loss) from operations	$531	$(4,636)	$(10,338)	$(9,264)	$(2,168)	$(3,712)	$(3,269)	$(6,344)
Loss before income taxes	$(1,800)	$(5,375)	$(12,984)	$(11,334)	$(7,572)	$(8,303)	$(4,969)	$(7,853)
Net income (loss)	$74	$(5,195)	$(13,101)	$(11,624)	$(8,496)	$(9,271)	$(5,218)	$(9,141)
Net loss per common share:
Basic and diluted	$0.00	$(0.06)	$(0.15)	$(0.13)	$(0.10)	$(0.11)	$(0.06)	$(0.11)

15. Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted other than those mentioned in “Note 8 - Commitments and Contingencies.”

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
Based on management’s evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2017 our disclosure controls and procedures are designed to, and are effective to, provide at a reasonable assurance level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ServiceSource International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited ServiceSource International, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, ServiceSource International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and our report dated March 2, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Denver, Colorado
March 2, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2018 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Board Committees” in our 2018 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Code of Business Conduct and Ethics” in our 2018 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Process for Recommending Candidates to the Board of Directors” in our 2018 Proxy Statement.
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
The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth in the Notes to the Consolidated Financial Statements above, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the captions “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” in our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2018 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) Financial Statements
Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8, pages [47] through [51] of this Form 10-K.
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

(c)     Financial Statement Schedules
Reference is made to Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY

None.

Index to Exhibits

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed and Furnished Herewith	Exhibit	Form/File No.	Filing Date
3.1	Certificate of Incorporation of the Company filed March 24, 2011		3.1	Form 8-K (No. 001- 35108)	April 1, 2011
3.2	Amended and Restated Bylaws of the Company dated March 28, 2016		3.2	Form 8-K (No. 001- 35108)	March 31, 2016
4.1	Registration and Information Rights Agreement dated as of December 8, 2006, between the Registrant and GA SS Holding LLC, SSLLC Holdings, Inc., Housatonic Micro Fund SBIC, LP and Housatonic Equity Investors SBIC, LP		4.1	Form S-1/A (No. 333- 171271)	February 25, 2011
4.2	Securities Purchase Agreement and Registration Rights Schedule dated as of January 31, 2003, between the Registrant and the 2003 Holders		4.2	Form S-1/A (No. 333- 171271)	February 25, 2011
4.3	Specimen common stock certificate of the Registrant		4.3	Form S-1/A (No. 333- 171271)	March 11, 2011
4.4	Indenture between ServiceSource International, Inc. and Wells Fargo Bank, National Association, dated as of August 13, 2013		4.4	Form 8-K (No. 001-35108)	August 14, 2013
4.5	Registration Rights Agreement dated as of November 13, 2014, by and between the Company and Altai Capital Management, L.P.		10.2	Form 8-K (No. 001-35108)	November 14, 2014
10.1+	Form of Director and Executive Officer Indemnification Agreement		10.1	Form S-1 (No. 333- 171271)	December 20, 2010
10.2+	2004 Omnibus Share Plan and forms of agreements thereunder		10.2	Form S-1 (No. 333- 171271)	December 20, 2010
10.3+	2008 Share Option Plan and form of agreement thereunder		10.3	Form S-1 (No. 333- 171271)	December 20, 2010
10.4+	2011 Equity Incentive Plan and forms of agreements thereunder		4.4	Form S-8 (No. 333- 173116)	March 28, 2011
10.5+	2011 Equity Incentive Plan form of Restricted Stock Award Agreement		10.1	Form 8-K (No. 001- 35108)	February 10, 2012
10.6+	2011 Employee Stock Purchase Plan and form of agreement thereunder		4.5	Form S-8 (No. 333- 173116)	March 28, 2011

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed and Furnished Herewith	Exhibit	Form/File No.	Filing Date
10.7	Form of Convertible Note Hedge Confirmation		10.3	Form 8-K (No. 001-35108)	August 9, 2013
10.8	Form of Warrant Confirmation		10.4	Form 8-K (No. 001-35108)	August 9, 2013
10.9	Employment and Confidential Information Agreement dated as of December 1, 2014, between the Company and Christopher M. Carrington		10.15	Form 10-K/A (No. 001-35108)	March 17, 2015
10.10+	Employment and Confidential Information Agreement dated as of April 6, 2015, between the Company and Robert N. Pinkerton		10.1	Form 10-Q (No. 001-35108)	May 8, 2015
10.11+	Employment Agreement dated as of June 8, 2015 between the Company and Brian Delaney		10.1	Form 10-Q (No. 001-35108)	November 6, 2015
21.1	List of subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
23.2	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed and Furnished Herewith	Exhibit	Form/File No.	Filing Date
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC.

Dated:	March 2, 2018	By:	/s/ CHRISTOPHER M. CARRINGTON
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

Date	Signature	Title
March 2, 2018	/s/ CHRISTOPHER M. CARRINGTON	Chief Executive Officer (Principal Executive Officer)
Christopher M. Carrington

March 2, 2018	/s/ ROBERT N. PINKERTON	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert N. Pinkerton

March 2, 2018	/s/ ROBERT G. ASHE	Director
Robert G. Ashe

March 2, 2018	/s/ MADHU RANGANATHAN	Director
Madhu Ranganathan

March 2, 2018	/s/ BRUCE W. DUNLEVIE	Director
Bruce W. Dunlevie

March 2, 2018	/s/ RICHARD G. WALKER	Director
Richard G. Walker

March 2, 2018	/s/ THOMAS F. MENDOZA	Director
Thomas F. Mendoza

March 2, 2018	/s/ GARY B. MOORE	Director
Gary B. Moore

March 2, 2018	/s/ BARRY D. REYNOLDS	Director
Barry D. Reynolds