Form 10-Q
period 2018-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2018-05-03
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, 90,969,118 shares of common stock of ServiceSource International Inc. were outstanding.

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

ServiceSource International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, expect per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$51,750	$51,389
Short-term investments	133,465	137,181
Accounts receivable, net	49,776	56,516
Prepaid expenses and other	7,561	6,112
Total current assets	242,552	251,198

Property and equipment, net	33,975	34,119
Contract acquisition costs	3,350	—
Deferred income taxes, net of current portion	73	70
Goodwill and intangible assets, net	6,334	6,419
Other assets	3,983	3,566
Total assets	$290,267	$295,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,767	$4,574
Accrued taxes	337	651
Accrued compensation and benefits	16,807	19,257
Convertible notes, net	146,589	144,167
Deferred revenue	—	1,282
Accrued expenses	7,650	6,625
Other current liabilities	2,886	2,104
Total current liabilities	176,036	178,660

Other long-term liabilities	5,015	4,603
Total liabilities	181,051	183,263

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 90,583 shares issued and 90,462 shares outstanding as of March 31, 2018; 90,380 shares issued and 90,259 shares outstanding as of December 31, 2017	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	362,870	359,347
Accumulated deficit	(254,150)	(246,207)
Accumulated other comprehensive income (loss)	929	(598)
Total stockholders’ equity	109,216	112,109
Total liabilities and stockholders’ equity	$290,267	$295,372
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ServiceSource International, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net revenue	$58,585	$56,708
Cost of revenue	41,724	41,409
Gross profit	16,861	15,299
Operating expenses:
Sales and marketing	9,238	8,340
Research and development	1,516	2,243
General and administrative	12,889	13,980
Restructuring and other	53	—
Total operating expenses	23,696	24,563
Loss from operations	(6,835)	(9,264)
Interest expense and other, net	(2,846)	(2,070)
Impairment loss on investment securities	(1,958)	—
Loss before income taxes	(11,639)	(11,334)
Provision for income tax expense	(13)	(290)
Net loss	$(11,652)	$(11,624)
Net loss per common share:
Basic and diluted	$(0.13)	$(0.13)
Weighted-average common shares outstanding:
Basic and diluted	90,358	88,385
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ServiceSource International, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(11,652)	$(11,624)
Other comprehensive loss, net of tax:
Available for sale securities:
Unrealized loss on short-term investments	1,253	73
Reclassification adjustment for impairment loss included in net loss	(1,958)	—
Net decrease from available for sale securities	(705)	73
Foreign currency translation adjustments	273	(130)
Other comprehensive loss, net of tax	(432)	(57)
Comprehensive loss, net of tax	$(12,084)	$(11,681)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ServiceSource International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(11,652)	$(11,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,803	4,731
Amortization of debt discount and issuance costs	2,421	2,241
Amortization of contract acquisition costs - ASC 606 initial adoption	426	—
Amortization of premium on short-term investments	115	(94)
Deferred income taxes	—	95
Stock-based compensation	3,111	3,218
Restructuring and other	196	—
Impairment loss on investment securities	1,958	—
Other	80	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,923	10,470
Deferred revenue	176	1,134
Prepaid expenses and other	(1,523)	1,888
Contract acquisition costs	(430)	—
Accounts payable	(2,809)	(104)
Accrued taxes	(319)	(337)
Accrued compensation and benefits	(2,654)	(4,176)
Accrued expenses	(48)	1,021
Other liabilities	(175)	(1,095)
Net cash provided by operating activities	599	7,368
Cash flows from investing activities:
Acquisition of property and equipment	(3,469)	(4,432)
Purchases of short-term investments	7	(18,059)
Sales of short-term investments	2,064	16,513
Maturities of short-term investments	825	925
Net cash used in investing activities	(573)	(5,053)
Cash flows from financing activities
Repayment on capital lease obligations	(43)	(16)
Proceeds from issuance of common stock	353	616
Payments related to minimum tax withholding on restricted stock unit releases	(53)	(131)
Net cash provided by financing activities	257	469
Net increase in cash, cash equivalents and restricted cash	283	2,784
Effect of exchange rate changes on cash, cash equivalents and restricted cash	78	(131)
Cash, cash equivalents and restricted cash, beginning of period	52,633	48,936
Cash, cash equivalents and restricted cash, end of period	$52,994	$51,589
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment accrued in accounts payable and accrued expenses	$196	$287
Increase in contract acquisition costs and benefit to accumulated deficit related to adoption of ASC 606	$3,346	$—
Increase in prepaid expenses and other and other liabilities and benefit to accumulated deficit related to adoption of ASC 606	$363	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ServiceSource International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 — The Company
ServiceSource International, Inc. is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through our people, processes and technology, we grow and retain revenue on behalf of our clients — some of the world’s leading business-to-business companies — in more than 45 languages. Our solutions help our clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. Our technology platform and best-practice business processes combined with our highly-trained, client-focused revenue delivery professionals and data from nearly 20 years of operating experience enable us to provide our clients greater value for our customer success services than attained by our clients' in-house customer success teams.
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.
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

Note 2 — Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all the information required by GAAP for annual financial statements. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the Company’s audited annual Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 2, 2018. In the opinion of management, these Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K. Interim results are not necessarily indicative of results for the entire year.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim Condensed Consolidated Financial Statements include the accounts of ServiceSource International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
Preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

New Accounting Standards Issued but not yet Adopted
Leases
In February 2016, the Financial Accounting Standard Board ("FASB") issued an Accounting Standard Update ("ASU") that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Leases in which the Company is the lessee will generally be accounted for as operating leases and we will record a lease asset and a lease liability. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with an option to use certain transition relief. The Company expects to adopt this standard effective January 1, 2019, and is in the process of assessing the impact of this standard.
Comprehensive Income
In February 2018, the FASB issued an ASU that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is in the process of evaluating this guidance.
New Accounting Standards Adopted
Restricted Cash
In November 2016, the FASB issued an ASU that requires companies to combine restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard effective January 1, 2018 and the effects of this standard were applied retrospectively to all prior periods presented within these Condensed Consolidated Financial Statements. As a result, we include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period balances on our Condensed Consolidated Statements of Cash Flows. For the year ended December 31, 2017 and for the three months ended March 31, 2018 the effect of the change in accounting principle was the increase in cash, cash equivalents and restricted cash of $1.2 million, on our Condensed Consolidated Statements of Cash Flows.
Revenue Recognition
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers" which amended the existing FASB Accounting Standards Codification Topic 605 (“ASC 605” or “legacy GAAP") and created Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606"). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in amounts that reflect the consideration the entity expects to receive in exchange for those goods or services. ASC 606 also specifies the incremental costs of obtaining a contract with a customer and the costs of fulfilling a contract with a customer (if those costs are not within the scope of another Topic or Sub-Topic) should be deferred and recognized over the appropriate period of contract performance if they are expected to be recovered. In addition, ASC 606 requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The most significant impact to the Company's financial position and results of operations is the timing of expense recognition for certain sales commissions and to a lesser extent, the timing of revenue recognition for certain contracts that include certain performance-based fees. See Impact of Changes in Accounting Policies for additional information regarding the application of this new standard and its impact on our Condensed Consolidated Financial Statements.
The Company adopted this standard effective January 1, 2018 utilizing the modified retrospective approach, or the cumulative catch-up transition method and applied ASC 606 to all contracts not completed as of January 1, 2018. The initial adoption impact to the Company’s financial position was not material. Under the transition guidance, the Company recorded a $3.3 million contract acquisition asset and corresponding offset to the opening accumulated deficit balance related to previously expensed sales commissions. The $3.3 million asset will be expensed over the next four years as follows: $1.5 million in 2018, $0.9 million in 2019, $0.6 million in 2020, and $0.3 million in 2021. Additionally, the Company recorded a $0.4 million net contract asset and corresponding offset to the opening accumulated deficit balance related to previously unrecognized revenue under legacy GAAP which would have been recognized in periods prior to 2018 under ASC 606.

New Accounting Policies upon Adoption of ASC 606
Revenue Recognition
The Company provides a comprehensive suite of selling and professional services to its clients. Selling services involves three categories of selling motions: recurring revenue management, customer success activities and inside sales efforts. Recurring revenue management includes hardware and software maintenance contract renewals, subscription renewals and extensions, asset and contract opportunity management, and sales enablement and quoting solutions. Customer success activities include onboarding, product adoption, health checks, account management and certain service support. Inside sales efforts include lead generation and conversion, cross-sell and upsell activities, technology refresh, warranty conversion, win-backs and recaptures, cloud migration, and client and asset management. Professional services involves providing data integration at scale with our systems and processes, combined with client data enhancement, enablement and optimization.
The Company derives all of its revenue from contracts with clients. Revenue is measured based on the consideration specified in a contract. The Company’s contracts typically contain two distinct performance obligations that are sold on a variable and/or fixed consideration basis. These two distinct performance obligations are identified as selling services and professional services, the nature of which are described in the paragraph above. The typical length of a selling services contract is 2-3 years, while professional services performance obligations are generally fulfilled within 90 days. The Company generally invoices its clients for services on a monthly or quarterly basis with 30-day payment terms. The Company recognizes revenue when it satisfies the performance obligations identified in the contract, which is achieved through the transfer of control over the services to the client.
The Company accounts for individual services within a single contract separately only if they are considered distinct. A service is distinct if it is separately identifiable from other services in the contract and if a client can benefit from the service on its own or with other resources that are readily available to the client. The total contract consideration, or transaction price, is allocated between the separate services identified in the contract based on their stand-alone selling price ("SSP"). SSP is determined based on a cost plus margin analysis for selling services and a standard hourly rate card for professional services. For professional services that are contractually priced different from SSP, the Company estimates the SSP using a standard hourly rate card and allocates a portion of the total contract consideration to reflect professional services revenue at SSP.
The Company’s performance obligations are satisfied over time and revenue is recognized based on monthly or quarterly time increments (output method) and the variable volume of closed bookings during the period at the contractual commission rates for selling services, or proportional performance during the period at the SSP for professional services. Because the client simultaneously receives and consumes the benefit of the Company’s selling and professional services as it is provided, the time increment output method faithfully depicts the measure of progress in transferring control of services to the client.
While multiple selling motions in a contract are performed at various times and patterns throughout the month or quarter and the number of closed bookings vary in any given period, each time increment of a service activity is substantially the same and has the same pattern of transfer to the client, and therefore, represents a series of distinct performance obligations that form a single performance obligation. As a result, the Company allocates all variable consideration in a contract to the selling services performance obligation in accordance with the variable consideration allocation exception provisions in ASC 606 (less amounts for which it is probable a significant reversal of revenue will occur when the uncertainties related to the variability are resolved) and applies a single measure of progress to record revenue in the period based on when the output of the variable number of closed bookings occurs or when the variable performance metric is achieved. The Company also applies the optional disclosure exemptions related to variable consideration and the requirement to disclose the remaining transaction price allocated to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.
Contract Acquisition Costs
To obtain contracts with clients, the Company pays its sales team certain commissions based in part on the estimated value of the contract. Because these sales commissions are incurred and paid solely upon contract execution and would not have otherwise been due or payable, they are considered incremental costs to acquire the contract; and if expected to be recoverable, are capitalized as contract acquisition costs in the period the contract is executed. Capitalized sales commissions are amortized to sales and marketing expense based on the pattern of transfer of goods or services to which the asset relates over the estimated contract term, generally 2-3 years for a new client or five years for long-standing client relationships. The contract acquisition costs asset is evaluated for recoverability and impairment each reporting period throughout the amortization period. The Company does not capitalize incremental acquisition costs for contracts if the amortization period of the asset would otherwise have been one year or less.

Significant Estimates and Judgments
Significant estimates and judgments for revenue recognition and contract acquisition cost capitalization include: identifying and determining distinct performances obligations in contracts with clients, determining the timing of the satisfaction of performance obligations, estimating the timing and amount of variable consideration in a contract and assessing whether it should be constrained in determining the total contract consideration, determining SSP for each performance obligations and the methodology to allocate the total contract consideration to the distinct performance obligations.
Our revenue contracts often include promises to transfer services involving multiple selling motions to a client. Determining whether those services are considered distinct performance obligations and qualify as a series of distinct performance obligations that represent a single performance obligation requires significant judgment. Also, due to the continuous nature of providing services to our clients, judgment is required in determining when control of the services is passed to the client.
A significant portion of our contracts are based on a pay-for-performance model that provides the Company with commissions and revenue based on a volume of closed bookings each time period and variable consideration if certain performance targets are achieved during a given period of time (such as exceeding quarterly closure rate thresholds or achieving absolute dollar volume sales targets). Significant judgment is required to determine if this type of variable consideration should be constrained, and to what extent, until the risk of a significant revenue reversal is not probable.
We also enter into contracts with multiple performance obligations that incorporate fixed consideration, pay-for-performance commissions and variable bonus commissions. Judgment is required to estimate the amount of variable consideration to include when estimating the total contract consideration and how to allocate the consideration if one of the distinct performance obligations is not sold at SSP.
Impact of Changes in Accounting Policies
The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening accumulated deficit balance as of January 1, 2018. As a result, the comparative information throughout these financial statements has not been adjusted and continues to be reported under legacy GAAP as disclosed in our 2017 annual report on Form 10-K. As described above, the Company changed its accounting policy for revenue recognition and certain sales commissions. The qualitative impact of the changes is discussed below and the quantitative impact of ASC 606 adoption on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2018 is presented in the tables below.
Selling Services
The Company historically recognized all performance based fees in the period when the specific performance criteria was achieved; however, under ASC 606, in certain circumstances the Company estimates the variable fees for which it is probable that a significant reversal will not occur and recognizes these estimated variable fees over the estimated contract life. For certain contracts, this could result in the recognition of the performance-based fees sooner than under ASC 605.
Professional Services
Prior to the adoption of ASC 606, the Company recognized revenue from professional services at the best estimated selling price upon client acceptance at the end of the implementation or data integration event due to the short-term nature of the services, which was typically 90 days from the start of the services. Under ASC 606, the Company recognizes revenue at SSP over time as control of the service is transferred to the client, resulting in the recognition of professional services fees sooner than under ASC 605.
Sales Commissions
The Company previously recognized a portion of certain sales commissions as sales and marketing expense when it was earned by the employee upon obtaining and executing a contract. Under ASC 606, the Company capitalizes this portion of certain sales commissions as contract acquisition costs and amortizes the amount ratably over the contract term for new clients or the estimated life of the client for long-standing client relationships. As a result, sales and marketing expenses are recognized later and over a longer period of time than under ASC 605.

The following tables summarize the impacts of adopting ASC 606 on the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2018:

	As reported	ASC 606 adjustments	Balances without adoption of ASC 606
Assets
Current assets:
Cash and cash equivalents	$51,750	$—	$51,750
Short-term investments	133,465	—	133,465
Accounts receivable, net	49,776	80	49,856
Prepaid expenses and other	7,561	(154)	7,407
Total current assets	242,552	(74)	242,478

Property and equipment, net	33,975	—	33,975
Contract acquisition costs	3,350	(3,350)	—
Deferred income taxes, net of current portion	73	—	73
Goodwill and intangible assets, net	6,334	—	6,334
Other assets	3,983	(118)	3,865
Total assets	$290,267	$(3,542)	$286,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,767	$—	$1,767
Accrued taxes	337	—	337
Accrued compensation and benefits	16,807	—	16,807
Convertible notes, net	146,589	—	146,589
Deferred revenue	—	1,782	1,782
Accrued expenses	7,650	—	7,650
Other current liabilities	2,886	(1,450)	1,436
Total current liabilities	176,036	332	176,368

Other long-term liabilities	5,015	—	5,015
Total liabilities	181,051	332	181,383

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 90,583 shares issued and 90,462 shares outstanding as of March 31, 2018	8	—	8
Treasury stock	(441)	—	(441)
Additional paid-in capital	362,870	—	362,870
Accumulated deficit	(254,150)	(3,874)	(258,024)
Accumulated other comprehensive income (loss)	929	—	929
Total stockholders’ equity	109,216	(3,874)	105,342
Total liabilities and stockholders’ equity	$290,267	$(3,542)	$286,725

	As Reported	ASC 606 adjustments	Balances without adoption of ASC 606
Net revenue	$58,585	$(161)	$58,424
Cost of revenue	41,724	—	41,724
Gross profit	16,861	(161)	16,700
Operating expenses:
Sales and marketing	9,238	4	9,242
Research and development	1,516	—	1,516
General and administrative	12,889	—	12,889
Restructuring and other	53	—	53
Total operating expenses	23,696	4	23,700
Loss from operations	(6,835)	(165)	(7,000)
Interest expense and other, net	(2,846)	—	(2,846)
Impairment loss on investment securities	(1,958)	—	(1,958)
Loss before income taxes	(11,639)	(165)	(11,804)
Provision for income tax expense	(13)	—	(13)
Net loss	$(11,652)	$(165)	$(11,817)
Net loss per common share:
Basic and diluted	$(0.13)	$—	$(0.13)
Weighted-average common shares outstanding:
Basic and diluted	90,358	—	90,358

	As Reported	ASC 606 adjustments	Balances without adoption of ASC 606
Cash flows from operating activities
Net loss	$(11,652)	$(165)	$(11,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,803	—	4,803
Amortization of debt discount and issuance costs	2,421	—	2,421
Amortization of contract acquisition cost - ASC 606 initial adoption	426	(426)	—
Amortization of premium on short-term investments	115	—	115
Stock-based compensation	3,111	—	3,111
Restructuring and other	196	—	196
Impairment loss on investment securities	1,958	—	1,958
Other	80	—	80
Changes in operating assets and liabilities:
Accounts receivable, net	6,923	(80)	6,843
Deferred revenue	176	1,782	1,958
Contract acquisition costs	(430)	430	—
Prepaid expenses and other	(1,523)	(91)	(1,614)
Accounts payable	(2,809)	—	(2,809)
Accrued taxes	(319)	—	(319)
Accrued compensation and benefits	(2,654)	—	(2,654)
Accrued expenses	(48)	—	(48)
Other liabilities	(175)	(1,450)	(1,625)
Net cash provided by operating activities	599	—	599
Cash flows from investing activities:
Acquisition of property and equipment	(3,469)	—	(3,469)
Purchases of short-term investments	7	—	7
Sales of short-term investments	2,064	—	2,064
Maturities of short-term investments	825	—	825
Net cash used in investing activities	(573)	—	(573)
Cash flows from financing activities
Repayment on capital lease obligations	(43)	—	(43)
Proceeds from issuance of common stock	353	—	353
Repayment related to minimum tax withholding on restricted stock unit releases	(53)	—	(53)
Net cash provided by financing activities	257	—	257
Net increase in cash, cash equivalents and restricted cash	283	—	283
Effect of exchange rate changes on cash, cash equivalents and restricted cash	78	—	78
Cash, cash equivalents and restricted cash, beginning of period	52,633	—	52,633
Cash, cash equivalents and restricted cash, end of period	$52,994	$—	$52,994

Note 3 — Fair Value of Financial Instruments
Cash, Cash Equivalents and Short-Term Investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from time of purchase. The Company classifies its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company's daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive loss and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method. The Company’s realized gains and losses for the three months ended March 31, 2017 were insignificant. There were no transfers between levels during the three months ended March 31, 2018 and 2017.
The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more-likely-than-not it will be required to sell the investment before recovery of the investment’s cost basis. The Company intends to sell our investment securities in 2018 and determined an other-than-temporary impairment occurred as of March 31, 2018. Consequently, a $2.0 million impairment loss was recorded in our Consolidated Statement of Operations as of March 31, 2018, which represents the difference between the investment securities' amortized cost basis and fair value.

The following tables present the Company's cash, cash equivalents and short-term investments by significant investment category measured at fair value on a recurring basis (in thousands):
For the Three Months Ended March 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1(1):
Cash	$45,314	$—	$—	$45,314
Cash equivalents:
Money market mutual funds	43	—	—	43
Total cash and cash equivalents	45,357	—	—	45,357
Level 2(2):
Cash equivalents:
U.S. Treasury securities	5,395	—	—	5,395
Commercial Paper	998	—	—	998
Total cash equivalents	6,393	—	—	6,393
Short-term investments:
Corporate bonds	54,045	—	—	54,045
U.S. agency securities	34,144	—	—	34,144
Asset-backed securities	19,441	—	—	19,441
U.S. Treasury securities	25,835	—	—	25,835
Total short-term investments	133,465	—	—	133,465
Cash, cash equivalents and short-term investments	$185,215	$—	$—	$185,215
For the Year Ended December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1(1):
Cash	$48,712	$—	$—	$48,712
Cash equivalents:
Money market mutual funds	2,677	—	—	2,677
Total cash and cash equivalents	51,389	—	—	51,389
Level 2(2):
Short-term investments:
Corporate bonds	55,763	1	(346)	55,418
U.S. agency securities	34,640	—	(410)	34,230
Asset-backed securities	21,739	—	(127)	21,612
U.S. Treasury securities	26,292	—	(371)	25,921
Total short-term investments	138,434	1	(1,254)	137,181
Cash, cash equivalents and short-term investments	$189,823	$1	$(1,254)	$188,570
(1) Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities.
(2) Level 2 valuations are based on inputs that are observable, either directly or indirectly, other than quoted prices included within Level 1.

The following table summarizes the amortized cost and estimated fair value of money market mutual funds and short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$30,585	$30,585
Due in 1 to 3 years	109,316	109,316
Total	$139,901	$139,901
The Company had restricted cash of $1.2 million in "Other assets" in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. The restricted cash is classified within Level 1.
The convertible notes issued by the Company in August 2013 are included in the Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount and issuance costs, and are not marked to market each period. The fair value of the convertible notes was approximately $145.9 million as of March 31, 2018 and December 31, 2017. The fair value of the convertible notes was determined using quoted market prices for similar securities and are considered Level 2 inputs due to limited trading activity.
The Company did not have any other financial instruments or debt measured at fair value as of March 31, 2018 and December 31, 2017.

Note 4 — Debt
Senior Convertible Notes
In August 2013, the Company issued senior convertible notes (the "Notes") in exchange for gross proceeds of $150.0 million. The Notes matures on August 1, 2018 and are recorded in current liabilities in "Convertible notes" in our Condensed Consolidated Balance Sheets.
The Notes are governed by an indenture, dated August 13, 2013 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. The Notes bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1, beginning February 1, 2014.
The Notes are convertible at an initial conversion rate of 61.6770 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $16.21 per share of common stock, subject to anti-dilution adjustments upon certain specified events as defined in the Indenture. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock, or any combination thereof, at the Company’s option. The Notes were not subject to repurchase as of March 31, 2018. However, holders of the Notes may convert their Notes at any time on or after February 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Principal amount	$150,000	$150,000
Unamortized debt discount	(3,121)	(5,336)
Unamortized debt issuance costs	(290)	(497)
Net carrying amount	$146,589	$144,167
The following table presents interest expense recognized related to the Notes (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Contractual interest expense at 1.5% per annum	$563	$563
Amortization of debt issuance costs	206	191
Accretion of debt discount	2,215	2,050
Total	$2,984	$2,804

Letter of Credit
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a new San Francisco office facility. The letter of credit is secured by $1.2 million of cash in a money market account which is classified as restricted cash in "Other assets" in the Condensed Consolidated Balance Sheets.
Note 5 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under non-cancelable operating lease agreements with various expiration dates through December 2022. Rent expense during the three months ended March 31, 2018 and 2017, was approximately $2.6 million and $2.8 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
In January 2018, the Company entered into a sublease with a third-party for our San Francisco office space for the remaining term of the lease. The total minimum payments as of March 31, 2018 through November 30, 2022 under the original lease total approximately $8.9 million and sublease rental income totals approximately $8.9 million over the same period.
In January 2018, the Company entered into a contract to finance a software license. As of March 31, 2018, the Company recorded a $1.2 million capital lease reflected in "Accrued expenses and Other long-term liabilities" in the Condensed Consolidated Balance Sheet. Future payments through December 31, 2020 total approximately $1.0 million.
In April 2018, the Company entered into a non-cancelable operating lease agreement for approximately 7,215 rentable square feet in San Francisco. Future minimum lease payments through November 30, 2023 under the San Francisco non-cancelable operating lease total approximately $3.3 million as of March 31, 2018.
There have been no other material changes in our contractual obligations and purchase commitments other than in the ordinary course of business since December 31, 2017.
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of March 31, 2018, the Company accrued a $1.5 million reserve relating to our potential liability for currently pending disputes, reflected in "Accrued expenses" in the Condensed Consolidated Balance Sheets.
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

Note 6 — Revenues, Contract Asset and Liability Balances and Contract Acquisition Costs
The following tables present the disaggregation of revenue for the three months ended March 31, 2018 from contracts with our clients as follows (in thousands):
Revenue by Performance Obligation

Selling services	$56,578
Professional services	2,007
Total revenue	$58,585
Revenue by Geography

APJ	$7,594
EMEA	15,522
NALA	35,469
Total revenue	$58,585
Revenue by Contract Pricing

Fixed consideration	$17,742
Variable consideration	40,843
Total revenue	$58,585

Contract Balances
Once the Company obtains a client contract, the timing of satisfying performance obligations and the receipt of client consideration can be different and will give rise to contract assets and contract liabilities. Contract assets relate to the Company’s conditional rights to consideration for services provided but not yet billable at the reporting date. Accounts receivable balances reflected in the Condensed Consolidated Balance Sheet as of March 31, 2018 represent the Company’s unconditional rights to consideration for services provided. Contract asset amounts are transferred to accounts receivables when the rights become unconditional, typically in the same period control of services is transferred to the client and the amount is contractually billable. Contract liabilities primarily relate to the advance consideration received from clients for fixed consideration contracts where transfer of control of the services has not yet occurred. Contract liability balances generally convert to revenue upon either the satisfaction of professional services obligations or when services under fixed consideration contracts are transferred to the client, typically within six months of being recorded. The contract asset and liability balances as of March 31, 2018 totaled $0.3 million and $1.2 million, respectively, and are not considered material for further disclosure purposes. These contract balances are reflected in "Prepaid expenses and other", "Other current liabilities" and "Other assets" in the Condensed Consolidated Balance Sheet as of March 31, 2018.
Transaction Price Allocated to Remaining Performance Obligations
The Company applies the optional disclosure exemption related to variable consideration and the requirement to disclose the remaining transaction price allocated to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation. However, for contracts structured with fixed consideration, this optional disclosure is not available. The Company typically invoices selling services fixed consideration in monthly or quarterly installments over the contract term, which is typically 12 months or less. Contracts with fixed consideration are generally with long-standing client relationships and typically renew annually. Assuming none of the Company’s current contracts with fixed consideration are renewed, we estimate receiving approximately $32.3 million in future selling services fixed consideration as of March 31, 2018. Professional services revenues from fixed consideration are based on proportional performance which is typically concluded within 90 days of contract execution. The Company typically bills professional services upfront upon obtaining a client contract. As of March 31, 2018, we estimate $0.5 million in professional services fixed consideration revenue to be recognized by end of 2018.

Contract Acquisition Costs
Certain commissions paid to the Company's sales team upon obtaining a client contract are incremental and recoverable, and therefore, capitalized as contract acquisition costs. Under the transition guidance, the Company recorded a $3.3 million contract acquisition asset and corresponding offset to the opening accumulated deficit balance related to previously expensed sales commissions. The $3.3 million contract acquisition asset will be expensed over the next four years as follows: $1.5 million in 2018, $0.9 million in 2019, $0.6 million in 2020, and $0.3 million in 2021. The Company recorded $0.4 million of amortization for the three months ended March 31, 2018 related to amounts capitalized upon the adoption of ASC 606.
During the three months ended March 31, 2018, the Company capitalized an additional $0.4 million of sales commissions as contract acquisition costs related to contracts obtained during the period. There were no impairment indicators or losses recorded during the period and the weighted average remaining amortization period related to these capitalized costs was 2.3 years. Contract acquisition costs amortization is included in "Sales and marketing" in the Condensed Consolidated Statements of Operations.
Applying the practical expedient for amortization periods one year or less, the Company recognizes any incremental costs of obtaining contracts as expense when the cost is incurred. These costs are included in "Sales and marketing" in the Condensed Consolidated Statements of Operations.

Note 7 — Stock-Based Compensation
2018 PSU Awards
During March 2018, the Company granted performance-based restricted stock unit awards under the Company’s 2011 Equity Incentive Plan to certain key executives (the “2018 PSU Awards”). For each 2018 PSU Award, a number of restricted stock units became eligible to vest based on the levels of achievement of the performance-based conditions, and those restricted stock units that became eligible to vest will vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, except as otherwise provided under certain termination and change-in-control provisions in each award agreement. The aggregate target number of restricted stock units subject to the 2018 PSU Awards was 1.0 million, with an aggregate grant date fair value of $3.9 million.
The performance-based conditions are based upon the Company’s revenue and adjusted EBITDA performance in fiscal year 2018 against the target goals for such metrics under the Company’s 2018 corporate incentive plan (in each case, “Performance Achievement”), which will each be determined on the date the Company files its Annual Report on Form 10-K for fiscal year 2018. The target number of restricted stock units for each 2018 PSU Award will be divided equally between the two performance metrics. For each performance metric, the number of restricted stock units that become eligible to vest will be: (i) if the applicable Performance Achievement is less than 95.10% of the target revenue goal or less than 70.59% of the target EBITDA goal, no restricted stock units for such performance metric, (ii) if the applicable Performance Achievement is equal to 95.10% of the target revenue goal or 70.95% of the target EBITDA goal, 50% of the target number of restricted stock units for such performance metric, (iii) if the applicable Performance Achievement is equal to 100% of the target revenue and EBITDA goals, 100% of the target number of restricted stock units for such performance metric, or (iv) if the applicable Performance Achievement is at least 103.40% of the target revenue goal or 163.03% of the target EBITDA goal, 150% of the target number of restricted stock units for such performance metric. For each performance metric, if the applicable Performance Achievement falls between any of the thresholds (ii), (iii), and (iv) specified in the previous sentence, the number of restricted stock units that become eligible to vest for such performance metric will be determined via linear interpolation.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company's Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Cost of revenue	$279	$291
Sales and marketing	886	882
Research and development	64	99
General and administrative	1,882	1,946
Total stock-based compensation	$3,111	$3,218

The above table does not include $0.1 million of capitalized stock-based compensation related to internal-use software for the three months ended March 31, 2018 and 2017.
Stock Awards Issued to Employees
The following table presents total options outstanding, granted, exercised, expired or forfeited, as well as total options exercisable (shares and aggregate intrinsic value in thousands):

	Shares	Weighted-Average Option Price Per Share	Weighted-Average Fair Value of Options Granted During the Year	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Issued and outstanding as of December 31, 2017	6,511	$4.48			$7
Granted	84	$3.70	$1.81
Options exercised	(3)	$2.90			$1
Expired and/or Forfeited	(495)	$4.93
Issued and outstanding as of March 31, 2018	6,097	$4.43		6.81	$183
Options exercisable as of March 31, 2018	4,509	$4.54		6.57	$101
The following table summarizes additional information concerning our vested restricted stock units and performance stock units (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2017	5,027	$3.98
Granted	1,490	$3.85
Vested(1)	(96)	$4.29
Forfeited	(125)	$4.00
Unvested as of March 31, 2018	6,296	$3.94
(1) 82 shares of common stock were issued for restricted stock units vested and the remaining 14 shares were withheld for taxes.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options, non-vested restricted stock and shares to be purchased under our Employee Stock Purchase Plan. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 6.8 million and 3.4 million shares for the three months ended March 31, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

Note 8 — Income Taxes
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. For the three months ended March 31, 2018, the Company recorded income tax expense less than $0.1 million. This amount primarily consists of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance. The tax years 2010 through 2018 remain subject to examination by federal, state and foreign tax authorities.
The gross amount of the Company’s unrecognized tax benefits was $0.9 million as of March 31, 2018 and December 31, 2017, none of which, if recognized, would affect the Company’s effective tax rate.
FASB issued ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.
At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017.  We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing.  Our estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

Note 9 — Restructuring and Other
In early May 2017, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, including a headcount reduction and the reduction of office space in four locations. The restructuring plan is accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of $0.1 million for the three months ended March 31, 2018. Severance and other employee costs include severance payments, related employee benefits and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. The Company expects to incur additional restructuring charges during the first half of 2018 related to the relocation and decommissioning of our San Francisco office space. Future cash outlays related to restructuring activities are expected to total approximately $1.2 million. These amounts are reported in "Accounts payable, Accrued compensation and benefits and Accrued expenses" in our Condensed Consolidated Balance Sheet as of March 31, 2018.
Restructuring and other reserve activities are summarized as follows (in thousands):

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Total
Balance as of December 31, 2017	$71	$1,754	$1,825
Restructuring and other charges	—	53	53
Cash paid	(68)	(783)	(851)
Change in estimates and non-cash charges	(2)	145	143
Balance as of March 31, 2018	$1	$1,169	$1,170

Note 10 — Subsequent Events
GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted other than those mentioned in “Note 5 - Commitments and Contingencies.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes thereto which appear elsewhere in this quarterly report on Form 10-Q.
This report, including this MD&A, includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and variations of such words or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those identified elsewhere in this report and those discussed in the sections of our Annual Report on Form 10-K entitled “Special Note Regarding Forward Looking Statements and Industry Data” and “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Overview
ServiceSource International, Inc. is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through our people, processes and technology, we grow and retain revenue on behalf of our clients — some of the world’s leading business-to-business companies — in more than 45 languages. Our solutions help our clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. Our technology platform and best-practice business processes combined with our highly-trained, client-focused revenue delivery professionals and data from nearly 20 years of operating experience enable us to provide our clients greater value for our customer success services than attained by our clients' in-house customer success teams.
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.
Our CEO manages and allocates resources on a company-wide basis as a single segment that is focused on service offerings which integrate data, processes and software technologies.
Basis of Presentation
Net Revenue
Substantially all of our net revenue is attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We generally invoice our clients for our selling services on a monthly basis for sales commissions, and on a quarterly basis for certain performance sales commissions. We do not set the price, terms or scope of services in the service contracts with end customers and do not have any obligations related to the underlying service contracts between our clients and their end customers. We also generate revenues from selling professional services. Professional services involves providing data integration at scale with our systems and processes, combined with client data enhancement, enablement and optimization. We typically invoice our clients for professional services on a recurring monthly basis.

Historically, we earned revenue from the sale of subscriptions to our cloud based applications. To date, subscription revenue has been a small percentage of total revenue. We have terminated most of our subscription contracts and expect revenues generated from subscriptions to be insignificant in 2018.
We have generated a significant portion of our revenue from a limited number of clients. Our top ten clients accounted for 66% and 67% of our net revenue for the three months ended March 31, 2018 and 2017, respectively.
The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue.
Our business is geographically diversified. Through the first three months of 2018, 61% of our net revenue was earned in North America and Latin America (“NALA”), 26% in Europe, Middle East and Africa (“EMEA”) and 13% in Asia Pacific Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery center in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography. In addition, our Kuala Lumpur location is a revenue delivery centers where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.
Cost of Revenue and Gross Profit
Our cost of revenue include employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs. Employee compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our selling services revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our client base or business with our existing client base expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed under, “Factors Affecting Our Performance-Implementation Cycle” in our 2017 annual report on Form 10-K.
Operating Expenses
Sales and Marketing. Sales and marketing expenses are a significant component of our operating costs and consist primarily of compensation expenses and sales commissions for our sales and marketing staff, amortization of contract acquisition costs, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans generally provide multiple payments of commissions to our sales representatives based in part on the execution of a client contract and then on a percentage of revenue recorded during the first 18 to 21 months of the contract term. Commissions paid as a percentage of recorded revenue is contingent on the sales representatives' continued employment. We generally capitalize the amounts payable upon contract execution and amortize ratably to Sales and Marketing expense over the estimated contract term for new clients or estimated life of the client for long-stand client relationships. Revenue based commissions are expensed to sales and marketing expense each quarter as revenue is recorded.
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
General and Administrative. General and administrative expenses consist primarily of employee compensation expense for our executive, human resources, finance and legal functions and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses, which consist of depreciation, amortization of internally developed software, facilities and technology costs.
Restructuring and Other. Restructuring and other expenses consist primarily of employees’ severance payments and related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards, related legal fees, asset impairment charges and charges related to leases and other contract termination costs.

Interest Expense, Other, Net and Impairment Loss on Investment Securities
Interest expense. Interest expense consists of interest expense associated with our convertible debt, imputed interest from capital lease payments, accretion of the debt discount and amortization of debt issuance costs. We recognize accretion of the debt discount and amortization of interest costs using the effective interest rate method. We expect our interest expense to generally decrease in 2018 due to the maturity of our $150.0 million convertible notes in August 2018.
Other, net. Other, net consists primarily of foreign exchange gains and losses and interest income earned on our cash, cash equivalents and marketable securities. We expect Other, net to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss) and the return of interest on our investments.
Impairment loss on investment securities. When evaluating debt or equity security investments for impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more-likely-than-not we will be required to sell the investment before recovering the investment’s cost basis. We determined to liquidate the majority of our investment securities in the first half of 2018 to have sufficient cash on hand to repay our $150.0 million convertible notes due on August 1, 2018. Based on our decision to sell these investment securities, we determined an other-than-temporary impairment occurred as of March 31, 2018. Consequently, a $2.0 million impairment, which was previously reflected in our Condensed Consolidated Statements of Comprehensive Loss as an unrealized loss, was recorded in our Condensed Consolidated Statement of Operations during the three months ended March 31, 2018. This impairment loss represents the difference between the investment securities' amortized cost basis and its fair value.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of our deferred tax assets, we consider all available evidence, both positive and negative, and place significant emphasis on guidance contained in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.”
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

Results of Operations
The following table sets forth our operating results as a percentage of net revenue:

	For the Three Months Ended March 31,
	2018	2017
Net revenue	100%	100%
Cost of revenue	71%	73%
Gross profit	29%	27%
Operating expenses:
Sales and marketing	16%	15%
Research and development	3%	4%
General and administrative	22%	25%
Restructuring and other	—%	—%
Total operating expenses	41%	44%
Loss from operations	(12)%	(17)%
Three Months Ended March 31, 2018 Compared to March 31, 2017
Net Revenue, Cost of Revenue and Gross Profit

	For the Three Months Ended March 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$58,585	100%	$56,708	100%	$1,877	3%
Cost of revenue	41,724	71%	41,409	73%	315	1%
Gross profit	$16,861	29%	$15,299	27%	$1,562	10%
Net revenue increased $1.9 million, or 3%, for the three months ended March 31, 2018 compared to the same period in 2017 due to an overall increase in productivity with our existing client base during the first quarter of 2018.
Cost of revenue increased $0.3 million, or 1%, for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the following:

•	$0.4 million increase in employee costs related to operational improvements in our business that resulted in an increase in headcount to lower cost locations;

•	$0.3 million increase in depreciation and amortization expense;

•	$0.2 million increase in travel costs; partially offset by

•	$0.3 million decrease in temporary labor and consulting costs; and

•	$0.3 million decrease in information technology costs.
Gross profit increased $1.6 million, or 10%, for the three months ended March 31, 2018 compared to the same period in 2017, which is in line with the increase in revenue.

Operating Expenses

	For the Three Months Ended March 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$9,238	16%	$8,340	15%	$898	11%
Research and development	1,516	3%	2,243	4%	(727)	(32)%
General and administrative	12,889	22%	13,980	25%	(1,091)	(8)%
Restructuring and other	53	—%	—	—%	53	100%
Total operating expenses	$23,696	41%	$24,563	44%	$(867)	(4)%

Stock-based compensation included in operating expenses:
	Amount		Amount		$ Change
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$886		$882		$4
Research and development	64		99		(35)
General and administrative	1,882		1,946		(64)
Total stock-based compensation	$2,832		$2,927		$(95)

Sales and Marketing
Sales and marketing expense increased $0.9 million, or 11%, for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the following:

•	$0.6 million increase in employee related costs due to higher commissions from increased performance, offset by lower headcount costs from our efforts to better align our cost structure;

•
$0.4 million increase in contract acquisition costs due to the adoption of ASC 606, see Notes to the Condensed Consolidated Financial Statements “Note 2 - Summary of Significant Accounting Policies” for additional information; and

•	$0.2 million increase in travel costs; partially offset by

•	$0.2 million decrease in marketing costs.
Research and Development
Research and development expense decreased $0.7 million, or 32%, for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to our efforts to refocus and streamline our technology platforms by reducing research and development spend as follows:

•	$0.5 million decrease in temporary labor and consulting costs;

•	$0.2 million decrease in facilities costs; and

•	$0.1 million decrease in employee related costs; partially offset by

•	$0.2 million increase in information technology costs.
Internal-use software development capitalization decreased $0.7 million, for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the migration from our Renew OnDemand platform to PRISM. We expect to continue to invest in our technology platforms to support our services offering and thus capitalizing internal-use software costs in the future. However, the amount capitalized will depend on the future level of expenditures on our technology platforms.
General and Administrative
General and administrative expense decreased $1.1 million, or 8%, for three months ended March 31, 2018 compared to the same period in 2017, primarily due to the following:

•	$1.7 million decrease in employee compensation costs due to lower headcount resulting from our efforts to better align our cost structure; partially offset by

•	$0.6 million increase in temporary labor and consulting costs.
Restructuring and Other
Restructuring and other expense increased $0.1 million, or 100%, for the three months ended March 31, 2018 compared to the same period in 2017 due to the relocation and decommissioning of our San Francisco office space.
Interest Expense, Other, Net and Impairment Loss on Investment Securities

	For the Three Months Ended March 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(3,022)	(5)%	$(2,817)	(5)%	$(205)	7%
Other, net	$176	—%	$747	1%	$(571)	(76)%
Impairment loss on investment securities	$(1,958)	(3)%	$—	—%	$(1,958)	100%
Interest expense increased $0.2 million, or 7%, for the three months ended March 31, 2018 compared to the same period in 2017, due to the accretion of debt discount related to the convertible notes issued in August 2013.
Other, net decreased $0.6 million, or 76%, for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to foreign currency fluctuations.
Impairment loss on investment securities increased $2.0 million, or 100% for the three months ended March 31, 2018 compared to the same period in 2017, due to the Company determining an other-than-temporary-impairment occurred as of March 31, 2018, an impairment loss based on the difference between the investment securities' amortized cost basis and fair value was recorded as of March 31, 2018.
Income Tax Provision

	For the Three Months Ended March 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(13)	—%	$(290)	1%	$277	*
* Not considered meaningful.
For the three months ended March 31, 2018, the Company recorded income tax expense less than $0.1 million. The tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Income tax expense decreased $0.3 million, for the three months ended March 31, 2018 compared to the same period in 2017, due to a decrease in profitable operations in certain foreign jurisdictions.
As of March 31, 2018, we recorded a full valuation allowance on our state deferred tax assets. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
Liquidity and Capital Resources
Our primary operating cash requirements include the payment of employee compensation and related costs and costs for our facilities and information technology infrastructure. Historically, we have financed our operations from cash provided by our operating activities, proceeds from common stock offerings and cash proceeds from the exercise of stock options and our employee stock purchase plan. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.

As of March 31, 2018, we had cash, cash equivalents and short-term investments of $185.2 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. Included in cash, cash equivalents and short-term investments was cash and cash equivalents of $7.9 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. & ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of March 31, 2018, the Company had no unremitted earnings from our foreign subsidiaries.
In August 2013, we issued $150.0 million aggregate principal amount of 1.50% convertible notes due August 1, 2018 (the "Notes") and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on August 1, 2018, unless converted earlier. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. The Notes were not subject to conversion or repurchase as of March 31, 2018 and are classified as a current liability on our Condensed Consolidated Balance Sheet. We believe we have sufficient cash and liquid short-term investments to repay the Notes upon maturity.
Letter of Credit and Restricted Cash
On February 3, 2015, we issued a $1.2 million letter of credit in connection with a lease for a new San Francisco office facility. The letter of credit is secured by $1.2 million of cash in a money market account which is classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.
Cash Flows
The following table presents a summary of our cash flows:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$599	$7,368
Net cash used in investing activities	$(573)	$(5,053)
Net cash provided by financing activities	$257	$469
Net increase in cash, cash equivalents and restricted cash net of the effect of exchange rates on cash, cash equivalents and restricted cash	$361	$2,653
Our total depreciation and amortization expense was comprised of the following:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Purchased intangible asset amortization	$85	$378
Internally developed software amortization	2,832	2,795
Property and equipment depreciation	1,886	1,933
Depreciation and amortization	4,803	5,106
Adjustments and other	—	(375)
Total depreciation and amortization	$4,803	$4,731
Operating Activities
For the three months ended March 31, 2018, net cash provided by operating activities was $0.6 million. Our net loss was $11.7 million, which was impacted by non-cash charges of $4.8 million for depreciation and amortization, $2.4 million of amortization for debt discount and issuance costs, $0.4 million for amortization of contract acquisition costs, $2.0 million from the impairment of our investment securities and $3.1 million for stock-based compensation. Cash provided by operations from changes in our working capital include a $6.9 million decrease in accounts receivable, net, offset by cash used in operations from a $2.8 million decrease in accounts payable, $2.0 million increase in prepaid expenses and other assets, and a $3.2 million decrease in accrued expenses and other liabilities.
For the three months ended March 31, 2017, net cash provided by operating activities was $7.4 million. Our net loss was $11.6 million, which was impacted by non-cash charges of $4.7 million for depreciation and amortization, $2.2 million of amortization for debt discount and issuance costs and $3.2 million for stock-based compensation. Cash provided by operations from changes in our working capital include a $10.5 million decrease in accounts receivable, net, a $1.1 million increase in deferred revenue and a $1.9 million decrease in prepaid expenses and other assets, offset by cash used in operations from a $4.6 million decrease in accrued expenses and other liabilities and a $0.1 million decrease in accounts payable.
Investing Activities
Net cash used in investing activities decreased $4.5 million to $0.6 million during the three months ended March 31, 2018 compared to $5.1 million during the same period in 2017, primarily due to the following activities:

•	$18.1 million decrease in cash outflows related to the purchase of short-term investments during 2017; and

•	$1.0 million decrease in cash outflows related to the acquisition of property and equipment, which includes $0.7 million of decreased internally developed software costs; partially offset by

•	$14.5 million decrease in cash inflows from the sale and maturity of short-term investments.
Financing Activities
Net cash provided by financing activities decreased $0.2 million to $0.3 million during the three months ended March 31, 2018 compared to $0.5 million during the same period in 2017, primarily due to the following activities:

•
$0.3 million decrease in cash inflows due to proceeds of approximately $0.6 million from the exercise of stock options and the employee purchase plan during 2017 compared to proceeds of approximately $0.4 million from the exercise of stock options and the employee purchase plan during 2018; partially offset by

•	$0.1 million decrease in cash outflow due to the minimum tax withholding requirement.

Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017 we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of obligations under operating lease agreements for office space and computer equipment, convertible notes, purchase commitments and unrecognized tax benefits during our normal course of business.
In January 2018, the Company entered into a sublease with a third-party for our San Francisco office space for the remaining term of the lease. The total minimum payments as of March 31, 2018 through November 30, 2022 under the original lease total approximately $8.9 million and total sublease rental income totals approximately $8.9 million over the same period.

In January 2018, the Company entered into a contract to finance a software license. Future payments through December 31, 2020 total approximately $1.0 million.
In April 2018, the Company entered into a non-cancelable operating lease agreement for approximately 7,215 rentable square feet in San Francisco. Future minimum lease payments through November 30, 2023 under the San Francisco non-cancelable operating lease total approximately $3.3 million as of March 31, 2018.

There have been no other material changes in our contractual obligations and purchase commitments other than in the ordinary course of business since December 31, 2017.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. Estimates, judgments and assumptions are based on historical experiences that we believe to be reasonable under the circumstances.  From time to time, we re-evaluate those estimates and assumptions.

The Company's significant accounting policies are described in "Notes to the Condensed Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies." These policies were followed in preparing the Condensed Consolidated Financial Statements for the three months ended March 31, 2018 and are consistent with the year ended December 31, 2017, except for the new accounting policies related to the adoption and application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606") as of January 1, 2018.
Recent Accounting Pronouncements
The information contained in Note 2 - "Summary of Significant Accounting Policies" to our Condensed Consolidated Financial Statements in Item 1 under the heading, “Recent Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe there have been no significant changes in our market risk exposures for the three months ended March 31, 2018, as compared with those discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings in which we are involved, see "Notes to the Condensed Consolidated Financial Statements, Note 5 - Commitments and Contingencies" appearing elsewhere in this quarterly report on Form 10-Q.
Item 1A. Risk Factors
A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in Part I, Item 1A of our 2017 annual report on Form 10-K. There have been no material changes in the nature of these factors since December 31, 2017.
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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) the Notes to Condensed Consolidated Financial Statements.

* File or Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	May 3, 2018	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)