Form 10-Q
period 2018-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2018-08-06
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, 91,841,022 shares of common stock of ServiceSource International Inc. were outstanding.

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, expect per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$184,320	$51,389
Short-term investments	—	137,181
Accounts receivable, net	50,583	56,516
Prepaid expenses and other	6,081	6,112
Total current assets	240,984	251,198

Property and equipment, net	34,471	34,119
Contract acquisition costs	3,294	—
Deferred income taxes, net of current portion	68	70
Goodwill and intangible assets, net	6,334	6,419
Other assets	4,252	3,566
Total assets	$289,403	$295,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,219	$4,574
Accrued taxes	165	651
Accrued compensation and benefits	17,517	19,257
Convertible notes, net	149,091	144,167
Deferred revenue	—	1,282
Accrued expenses	6,433	6,625
Other current liabilities	4,696	2,104
Total current liabilities	180,121	178,660

Other long-term liabilities	5,903	4,603
Total liabilities	186,024	183,263

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 91,822 shares issued and 91,701 shares outstanding as of June 30, 2018; 90,380 shares issued and 90,259 shares outstanding as of December 31, 2017	8	8
Treasury stock	(441)	(441)
Additional paid-in capital	366,125	359,347
Accumulated deficit	(263,037)	(246,207)
Accumulated other comprehensive income (loss)	724	(598)
Total stockholders’ equity	103,379	112,109
Total liabilities and stockholders’ equity	$289,403	$295,372
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$61,111	$58,262	$119,696	$114,970
Cost of revenue	42,463	39,517	84,187	80,926
Gross profit	18,648	18,745	35,509	34,044
Operating expenses:
Sales and marketing	9,252	8,620	18,490	16,960
Research and development	1,780	1,243	3,296	3,485
General and administrative	13,157	13,505	26,046	27,486
Restructuring and other	156	5,715	209	5,715
Total operating expenses	24,345	29,083	48,041	53,646
Loss from operations	(5,697)	(10,338)	(12,532)	(19,602)
Interest expense and other, net	(2,776)	(2,646)	(5,622)	(4,717)
Impairment loss on investment securities	—	—	(1,958)	—
Loss before income taxes	(8,473)	(12,984)	(20,112)	(24,319)
Provision for income tax expense	(414)	(117)	(427)	(406)
Net loss	$(8,887)	$(13,101)	$(20,539)	$(24,725)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.15)	$(0.23)	$(0.28)
Weighted-average common shares outstanding:
Basic and diluted	91,323	88,813	90,843	88,600
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(8,887)	$(13,101)	$(20,539)	$(24,725)
Other comprehensive income (loss), net of tax:
Available for sale securities:
Unrealized gain (loss) on short-term investments	5	32	(700)	105
Reclassification adjustment for impairment loss included in net loss	—	—	1,958	—
Net change in available for sale securities	5	32	1,258	105
Foreign currency translation adjustments	(209)	628	64	499
Other comprehensive income (loss), net of tax	(204)	660	1,322	604
Comprehensive loss, net of tax	$(9,091)	$(12,441)	$(19,217)	$(24,121)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	90,380	$8	(121)	$(441)	$359,347	$(246,207)	$(598)	$112,109
Cumulative effect of ASC 606 - initial adoption (Note 2)	—	—	—	—	—	3,709	—	3,709
Adjusted balance at January 1, 2018	90,380	8	(121)	(441)	359,347	(242,498)	(598)	115,818
Proceeds from the exercise of stock options and employee stock purchase plan	151	—	—	—	447	—	—	447
Issuance of common stock, restricted stock units	1,291	—	—	—	—	—	—	—
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(417)	—	—	(417)
Stock-based compensation	—	—	—	—	6,748	—	—	6,748
Net loss	—	—	—	—	—	(20,539)	—	(20,539)
Other comprehensive income	—	—	—	—	—	—	1,322	1,322
Balance at June 30, 2018	91,822	$8	(121)	$(441)	$366,125	$(263,037)	$724	$103,379
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(20,539)	$(24,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,744	10,801
Amortization of debt discount and issuance costs	4,923	4,557
Amortization of contract acquisition costs	930	—
Amortization of premium on short-term investments	(1,197)	(114)
Deferred income taxes	—	148
Stock-based compensation	6,538	6,912
Restructuring and other	482	2,901
Impairment loss on investment securities	1,958	—
Other	56	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,593	12,239
Deferred revenue	174	(1,119)
Prepaid expenses and other	(434)	(37)
Contract acquisition costs	(878)	—
Accounts payable	(2,515)	(825)
Accrued taxes	(472)	(664)
Accrued compensation and benefits	(1,647)	(5,164)
Accrued expenses	(1,339)	(1,508)
Other liabilities	1,025	(364)
Net cash provided by operating activities	2,402	3,038
Cash flows from investing activities:
Acquisition of property and equipment	(7,268)	(9,080)
Purchases of short-term investments	(480)	(37,806)
Sales of short-term investments	133,920	33,457
Maturities of short-term investments	4,240	3,025
Net cash provided by (used in) investing activities	130,412	(10,404)
Cash flows from financing activities
Repayment on capital lease obligations	(156)	(34)
Proceeds from issuance of common stock	447	616
Payments related to minimum tax withholdings on restricted stock unit releases	(417)	(322)
Net cash (used in) provided by financing activities	(126)	260
Net increase/(decrease) in cash, cash equivalents and restricted cash	132,688	(7,106)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	243	(922)
Cash, cash equivalents and restricted cash, beginning of period	52,633	48,936
Cash, cash equivalents and restricted cash, end of period	$185,564	$40,908
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment accrued in accounts payable and accrued expenses	$389	$65
Increase in contract acquisition costs and benefit to accumulated deficit related to adoption of ASC 606	$3,346	$—
Increase in prepaid expenses and other, other liabilities and benefit to accumulated deficit related to adoption of ASC 606	$363	$—
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

Note 2 — Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all the information required by GAAP for annual financial statements. The unaudited Consolidated Balance Sheet as of December 31, 2017 has been derived from the Company’s audited annual Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 2, 2018. In the opinion of management, these Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. These Consolidated Financial Statements and accompanying notes should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K. Interim results are not necessarily indicative of results for the entire year.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim Consolidated Financial Statements include the accounts of ServiceSource International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
Preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

New Accounting Standards Issued but not yet Adopted
Leases
In February 2016, the Financial Accounting Standard Board ("FASB") issued an Accounting Standard Update ("ASU") that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Leases in which the Company is the lessee will generally be accounted for as operating leases and we will record a lease asset and a lease liability. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with an option to use certain transition relief. The Company will adopt this standard effective January 1, 2019, and is in the process of assessing the impact of this standard.
Comprehensive Income
In February 2018, the FASB issued an ASU that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this standard will not have a material impact on the Company.
New Accounting Standards Adopted
Restricted Cash
In November 2016, the FASB issued an ASU that requires companies to combine restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard effective January 1, 2018 and the effects of this standard were applied retrospectively to all prior periods presented within these Consolidated Financial Statements. As a result, we include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period balances on our Consolidated Statements of Cash Flows. For the year ended December 31, 2017 and for the six months ended June 30, 2018 the effect of the change in accounting principle was an increase in cash, cash equivalents and restricted cash of $1.2 million, on our Consolidated Statements of Cash Flows.
Revenue Recognition
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers" which amended the existing FASB Accounting Standards Codification Topic 605 (“ASC 605” or “legacy GAAP") and created Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606"). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in amounts that reflect the consideration the entity expects to receive in exchange for those goods or services. ASC 606 also specifies the incremental costs of obtaining a contract with a customer and the costs of fulfilling a contract with a customer (if those costs are not within the scope of another Topic or Sub-Topic) should be deferred and recognized over the appropriate period of contract performance if they are expected to be recovered. In addition, ASC 606 requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The most significant impact to the Company's financial position and results of operations is the timing of expense recognition for certain sales commissions and to a lesser extent, the timing of revenue recognition for certain contracts that include certain performance-based fees. See Impact of Changes in Accounting Policies for additional information regarding the application of this new standard and its impact on our Consolidated Financial Statements.
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
The Company derives all of its revenue from contracts with clients. Revenue is measured based on the consideration specified in a contract. The Company’s contracts generally contain two distinct performance obligations that are sold on a variable and/or fixed consideration basis. These two distinct performance obligations are identified as selling services and professional services. The length of a selling services contract is generally 2-3 years, while professional services performance obligations are generally fulfilled within 90 days. The Company generally invoices its clients for services on a monthly or quarterly basis with 30-day payment terms. The Company recognizes revenue when it satisfies the performance obligations identified in the contract, which is achieved through the transfer of control of the services to the client.
The Company accounts for individual services within a single contract separately if they are distinct. A service is distinct if it is separately identifiable from other services in the contract and if a client can benefit from the service on its own or with other resources that are readily available to the client. The total contract consideration, or transaction price, is allocated between the separate services identified in the contract based on their stand-alone selling price ("SSP"). SSP is determined based on a cost plus margin analysis for selling services and a standard hourly rate card for professional services. For professional services that are contractually priced differently from SSP, the Company estimates the SSP using a standard hourly rate card and allocates a portion of the total contract consideration to reflect professional services revenue at SSP.
The Company’s performance obligations are satisfied over time and revenue is recognized based on monthly or quarterly time increments and the variable volume of closed bookings during the period at the contractual commission rates for selling services, or proportional performance during the period at the SSP for professional services. Because the client simultaneously receives and consumes the benefit of the Company’s selling and professional services as provided, the time increment output method depicts the measure of progress in transferring control of the services to the client.
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
Contract Acquisition Costs
To obtain contracts with clients, the Company pays its sales team commissions based in part on the estimated value of the contract. Because these sales commissions are incurred and paid upon contract execution and would not have been incurred or payable otherwise, they are considered incremental costs to acquire the contract; and if expected to be recoverable, are capitalized as contract acquisition costs in the period the contract is executed. Capitalized sales commissions are amortized to sales and marketing expense based on the pattern of transfer of services to which the asset relates over the estimated contract term, generally 2-3 years for a new client or 5 years for long-standing client relationships. The contract acquisition costs asset is evaluated for recoverability and impairment at each reporting period through the amortization period. The Company does not capitalize incremental acquisition costs for contracts if the amortization period of the asset is one year or less.
Significant Estimates and Judgments
Significant estimates and judgments for revenue recognition and contract acquisition cost capitalization include: identifying and determining distinct performance obligations in contracts with clients, determining the timing of the satisfaction of performance obligations, estimating the timing and amount of variable consideration in a contract and assessing whether it should be constrained in determining the total contract consideration, determining SSP for each performance obligations and the methodology to allocate the total contract consideration to the distinct performance obligations.

Our revenue contracts often include promises to transfer services involving multiple selling motions to a client. Determining whether those services are considered distinct performance obligations and qualify as a series of distinct performance obligations that represent a single performance obligation requires significant judgment. Also, due to the continuous nature of providing services to our clients, judgment is required in determining when control of the services is transferred to the client.
A significant portion of our contracts is based on a pay-for-performance model that provides the Company with commissions and revenue based on a volume of closed bookings each time period and variable consideration if certain performance targets are achieved during a given period of time (such as exceeding quarterly closure rate thresholds or achieving absolute dollar volume sales targets). Significant judgment is required to determine if this type of variable consideration should be constrained, and to what extent, until the risk of a significant revenue reversal is not probable.
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
Impact of Changes in Accounting Policies
The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening accumulated deficit balance as of January 1, 2018. As a result, the comparative information throughout these financial statements has not been adjusted and continues to be reported under legacy GAAP as disclosed in our 2017 annual report on Form 10-K. As described above, the Company changed its accounting policy for revenue recognition and certain sales commissions. The qualitative and the quantitative impact of adopting ASC 606 is presented below.
Selling Services
The Company historically recognized all performance based fees in the period when the specific performance criteria was achieved. Under ASC 606, in certain circumstances the Company estimates the variable fees for which it is probable that a significant reversal will not occur and recognizes these estimated variable fees over the estimated contract life. For certain contracts, this could result in the recognition of the performance-based fees sooner than under ASC 605.
Professional Services
Prior to the adoption of ASC 606, the Company recognized revenue from professional services at the best estimated selling price upon client acceptance at the end of the implementation or data integration event due to the short-term nature of the services, generally 90 days from the start of the services. Under ASC 606, the Company recognizes revenue at SSP over time as control of the service is transferred to the client, resulting in the recognition of professional services fees sooner than under ASC 605.
Sales Commissions
The Company previously recognized a portion of certain sales commissions as sales and marketing expense when it was earned by the employee upon obtaining and executing a contract. Under ASC 606, the Company capitalizes this portion of certain sales commissions as contract acquisition costs and amortizes the amount ratably over the contract term for new clients or the estimated life of the client for long-standing client relationships. As a result, sales and marketing expense is recognized later and over a longer period of time than under ASC 605.

The following tables summarize the impacts of adopting ASC 606 on the Company's Consolidated Financial Statements:

	For the Six Months Ended June 30, 2018
	As reported	ASC 606 adjustments	Balances without adoption of ASC 606
Assets
Accounts receivable, net	$50,583	$80	$50,663
Prepaid expenses and other	6,081	(148)	5,933
Contract acquisition costs	3,294	(3,294)	—
Other assets	4,252	(85)	4,167
Total assets	$64,210	$(3,447)	$60,763

Liabilities
Deferred revenue	$—	$2,541	$2,541
Other current liabilities	4,696	(2,392)	2,304
Total liabilities	$4,696	$149	$4,845

Accumulated deficit	$(263,037)	$(3,596)	$(266,633)

	For the Three Months Ended June 30, 2018
	As Reported	ASC 606 adjustments	Balances without adoption of ASC 606
Net revenue	$61,111	$222	$61,333
Cost of revenue	42,463	—	42,463
Gross profit	18,648	222	18,870
Operating expenses:
Sales and marketing	9,252	(55)	9,197
Research and development	1,780	—	1,780
General and administrative	13,157	—	13,157
Restructuring and other	156	—	156
Total operating expenses	24,345	(55)	24,290
Loss from operations	(5,697)	277	(5,420)
Interest expense and other, net	(2,776)	—	(2,776)
Loss before income taxes	(8,473)	277	(8,196)
Provision for income tax expense	(414)	—	(414)
Net loss	$(8,887)	$277	$(8,610)
Net loss per common share:
Basic and diluted	$(0.10)	$0.01	$(0.09)
Weighted-average common shares outstanding:
Basic and diluted	91,323	—	91,323

	For the Six Months Ended June 30, 2018
	As Reported	ASC 606 adjustments	Balances without adoption of ASC 606
Net revenue	$119,696	$61	$119,757
Cost of revenue	84,187	—	84,187
Gross profit	35,509	61	35,570
Operating expenses:
Sales and marketing	18,490	(51)	18,439
Research and development	3,296	—	3,296
General and administrative	26,046	—	26,046
Restructuring and other	209	—	209
Total operating expenses	48,041	(51)	47,990
Loss from operations	(12,532)	112	(12,420)
Interest expense and other, net	(5,622)	—	(5,622)
Impairment loss on investment securities	(1,958)	—	(1,958)
Loss before income taxes	(20,112)	112	(20,000)
Provision for income tax expense	(427)	—	(427)
Net loss	$(20,539)	$112	$(20,427)
Net loss per common share:
Basic and diluted	$(0.23)	$—	$(0.23)
Weighted-average common shares outstanding:
Basic and diluted	90,843	—	90,843

	For the Six Months Ended June 30, 2018
	As Reported	ASC 606 adjustments	Balances without adoption of ASC 606
Cash flows from operating activities
Net loss	$(20,539)	$112	$(20,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,744	—	9,744
Amortization of debt discount and issuance costs	4,923	—	4,923
Amortization of contract acquisition cost	930	(930)	—
Amortization of premium on short-term investments	(1,197)	—	(1,197)
Stock-based compensation	6,538	—	6,538
Restructuring and other	482	—	482
Impairment loss on investment securities	1,958	—	1,958
Other	56	—	56
Changes in operating assets and liabilities:		—
Accounts receivable, net	5,593	(80)	5,513
Deferred revenue	174	2,541	2,715
Contract acquisition costs	(878)	878	—
Prepaid expenses and other	(434)	(129)	(563)
Accounts payable	(2,515)	—	(2,515)
Accrued taxes	(472)	—	(472)
Accrued compensation and benefits	(1,647)	—	(1,647)
Accrued expenses	(1,339)	—	(1,339)
Other liabilities	1,025	(2,392)	(1,367)
Net cash provided by operating activities	2,402	—	2,402
Cash flows from investing activities:
Net cash provided by investing activities	130,412	—	130,412
Cash flows from financing activities
Net cash used in financing activities	(126)	—	(126)
Net increase in cash, cash equivalents and restricted cash	132,688	—	132,688
Effect of exchange rate changes on cash, cash equivalents and restricted cash	243	—	243
Cash, cash equivalents and restricted cash, beginning of period	52,633	—	52,633
Cash, cash equivalents and restricted cash, end of period	$185,564	$—	$185,564

Note 3 — Fair Value of Financial Instruments
Cash, Cash Equivalents and Short-term Investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from time of purchase. The Company classifies its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company's daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method. The Company recognized realized gains from the sale of available-for-sale securities of $28,000 for the three and six months ended June 30, 2018 and losses from the sale of available-for-sale securities of $0.2 million for the three and six months ended June 30, 2018. The Company’s realized gains and losses for the three and six months ended June 30, 2017 were insignificant. Gains and losses on available-for-sale securities are recorded in "Other, net" in the Consolidated Statements of Operations. There were no transfers between levels during the six months ended June 30, 2018.
The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more-likely-than-not it will be required to sell the investment before recovery of the investment’s cost basis. The Company intends to sell its investment securities and determined an other-than-temporary impairment occurred as of March 31, 2018. Consequently, a $2.0 million impairment loss was recorded in our Consolidated Statement of Operations for the six months ended June 30, 2018, which represents the difference between the investment securities' amortized cost basis and fair value.

The following tables present the Company's cash, cash equivalents, and short-term investments by significant investment category measured at fair value on a recurring basis (in thousands):
For the Six Months Ended June 30, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1(1):
Cash and cash equivalents:
Cash	$43,391	$—	$—	$43,391
Money market mutual funds	199	—	—	199
Total cash and cash equivalents	43,590	—	—	43,590
Level 2(2):
Cash equivalents:
U.S. Treasury securities	104,794	6	—	104,800
Commercial paper	4,997	—	—	4,997
U.S. agency securities	30,932	1	—	30,933
Total cash equivalents	140,723	7	—	140,730
Cash and cash equivalents	$184,313	$7	$—	$184,320
For the Year Ended December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1(1):
Cash and cash equivalents:
Cash	$48,712	$—	$—	$48,712
Money market mutual funds	2,677	—	—	2,677
Total cash and cash equivalents	51,389	—	—	51,389
Level 2(2):
Short-term investments:
Corporate bonds	55,763	1	(346)	55,418
U.S. agency securities	34,640	—	(410)	34,230
Asset-backed securities	21,739	—	(127)	21,612
U.S. Treasury securities	26,292	—	(371)	25,921
Total short-term investments:	138,434	1	(1,254)	137,181
Cash, cash equivalents and short-term investments	$189,823	$1	$(1,254)	$188,570
(1) Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities.
(2) Level 2 valuations are based on inputs that are observable, either directly or indirectly, other than quoted prices included within Level 1.
The following table summarizes the amortized cost and estimated fair value of money market mutual funds and cash equivalents based on stated maturities as of June 30, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$140,922	$140,929
Total	$140,922	$140,929
The Company had restricted cash of $1.2 million in "Other assets" in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. The restricted cash is classified within Level 1.

The convertible notes issued by the Company in August 2013 are included in the Consolidated Balance Sheets at their original issuance value, net of unamortized discount and issuance costs, and are not marked to market each period. The fair value of the convertible notes was approximately $148.1 million as of June 30, 2018 and $145.9 million as of December 31, 2017. The fair value of the convertible notes was determined using quoted market prices for similar securities and are considered Level 2 inputs due to limited trading activity.
The Company did not have any other financial instruments or debt measured at fair value as of June 30, 2018 and December 31, 2017.
Note 4 — Debt
Senior Convertible Notes
In August 2013, the Company issued senior convertible notes (the "Notes") in exchange for gross proceeds of $150.0 million. The Notes mature on August 1, 2018 and are recorded in current liabilities in "Convertible notes" in our Consolidated Balance Sheets. During July 2018, the Company paid in full the $150.0 million convertible note maturing August 1, 2018 using proceeds from its short-term investments and operations.
The Notes are governed by an indenture, dated August 13, 2013 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. The Notes bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1, beginning February 1, 2014.
The Notes are convertible at an initial conversion rate of 61.6770 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $16.21 per share of common stock, subject to anti-dilution adjustments upon certain specified events as defined in the Indenture. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock, or any combination thereof, at the Company’s option. The Notes were not subject to repurchase as of June 30, 2018. Holders of the Notes may convert their Notes at any time on or after February 1, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.
The net carrying amount of the liability component of the Notes consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Principal amount	$150,000	$150,000
Unamortized debt discount	(832)	(5,336)
Unamortized debt issuance costs	(77)	(497)
Net carrying amount	$149,091	$144,167
The following table presents interest expense recognized related to the Notes (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense at 1.50% per annum	$562	$563	$1,125	$1,125
Amortization of debt issuance costs	214	197	420	388
Accretion of debt discount	2,289	2,119	4,504	4,169
Total	$3,065	$2,879	$6,049	$5,682
Revolving Line of Credit
During July 2018, the Company entered into a $40.0 million senior secured revolving line of credit (the “revolver”) that allows us to borrow against our domestic receivables as defined in the credit agreement.  The revolver matures July 2021 and bears interest at a variable rate equal to one-month LIBOR plus 2.00% per annum or, at our election, an alternate base rate plus a margin of between 0.50% to 1.00% per annum. The obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries.

Note 5 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under non-cancelable operating lease agreements with various expiration dates through December 2023. Rent expense for the three and six months ended June 30, 2018 and 2017, was approximately $3.1 million, $2.6 million, $5.8 million and $5.5 million, respectively. Rent income for the three and six months ended June 30, 2018, was approximately $0.5 million and $0.6 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
San Francisco Sublease
In January 2018, the Company entered into a sublease with a third-party for our San Francisco office space for the remaining term of the operating lease.
San Francisco Lease
In April 2018, the Company entered into a non-cancelable operating lease agreement for approximately 7,215 rentable square feet in San Francisco.
Future minimum lease payments under a non-cancelable operating leases and rental income under non-cancelable operating sublease as of June 30, 2018 were as follows (in thousands):

Fiscal Year	Operating Leases	Operating Subleases
Remainder of 2018	$5,869	$915
2019	10,049	1,875
2020	8,798	1,932
2021	8,275	1,989
2022	5,232	1,878
Thereafter	599	—
Total	$38,822	$8,589
Other Commitments
Future payments under non-cancelable service contract commitments as of June 30, 2018 were as follows (in thousands):

Fiscal Year
Remainder of 2018	$2,735
2019	6,111
2020	4,578
2021	98
Total	$13,522
Capital Leases
The Company has capital lease agreements collateralized by the underlying property and equipment that expire through 2021. As of June 30, 2018 and December 31, 2017, the Company had capital leases totaling $2.5 million and $0.1 million, respectively, reflected in "Accrued expenses and Other long-term liabilities" in the Consolidated Balance Sheets. The accumulated depreciation related to assets under capital lease as of June 30, 2018 and December 31, 2017 was $0.6 million and $0.4 million, respectively.
During 2018, the Company entered into separate contracts to finance software licenses and IT equipment.
Future contractual payments under capital leases as of June 30, 2018 were as follows (in thousands):

Fiscal Year
Remainder of 2018	$326
2019	874
2020	864
2021	393
Total	$2,457

Letter of Credit
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a San Francisco office facility. The letter of credit is secured by $1.2 million of cash in a money market account which is classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of June 30, 2018, the Company accrued a $1.5 million reserve relating to our potential liability for currently pending disputes, reflected in "Accrued expenses" in the Consolidated Balance Sheets.
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

Note 6 — Revenues, Contract Asset and Liability Balances and Contract Acquisition Costs
The following tables present the disaggregation of revenue from contracts with our clients as follows (in thousands):
Revenue by Performance Obligation

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Professional services	$692	$2,699
Selling services	60,419	116,997
Total revenue	$61,111	$119,696
Revenue by Geography

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
APJ	$9,255	$16,849
EMEA	14,669	30,191
NALA	37,187	72,656
Total revenue	$61,111	$119,696
Revenue by Contract Pricing

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Variable consideration	$40,428	$81,271
Fixed consideration	20,683	38,425
Total revenue	$61,111	$119,696

Contract Balances
Once the Company obtains a client contract, the timing of satisfying performance obligations and the receipt of client consideration can be different and will give rise to contract assets and contract liabilities. Contract assets relate to the Company’s conditional rights to consideration for services provided but not yet billable at the reporting date. Accounts receivable balances reflected in the Consolidated Balance Sheet as of June 30, 2018 represent the Company’s unconditional rights to consideration for services provided. Contract asset amounts are transferred to accounts receivables when the rights become unconditional, typically in the same period control of services is transferred to the client and the amount is contractually billable. Contract liabilities primarily relate to the advance consideration received from clients for fixed consideration contracts where transfer of control of the services has not yet occurred. Contract liability balances generally convert to revenue upon either the satisfaction of professional services obligations or when services under fixed consideration contracts are transferred to the client, typically within six months of being recorded. The contract asset and liability balances as of June 30, 2018 totaled $0.2 million and $2.2 million, respectively, and are not considered material for further disclosure. These contract balances are reflected in "Prepaid expenses and other", "Other current liabilities" and "Other assets" in the Consolidated Balance Sheet as of June 30, 2018.
Transaction Price Allocated to Remaining Performance Obligations
The Company applies the optional disclosure exemption related to variable consideration and the requirement to disclose the remaining transaction price allocated to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation. However, for contracts structured with fixed consideration, this optional disclosure is not available. The Company typically invoices selling services fixed consideration in monthly or quarterly installments over the contract term, which is typically 12 months or less. Contracts with fixed consideration are generally with long-standing client relationships and typically renew annually. Assuming none of the Company’s current contracts with fixed consideration are renewed, we estimate receiving approximately $35.3 million in future selling services fixed consideration as of June 30, 2018. Professional services revenues from fixed consideration are based on proportional performance which is typically concluded within 90 days of contract execution. The Company typically bills professional services upfront upon obtaining a client contract. As of June 30, 2018, we estimate $0.4 million in professional services fixed consideration revenue to be recognized through the remainder of 2018.

Contract Acquisition Costs
Certain commissions paid to the Company's sales team upon obtaining a client contract are incremental and recoverable, and capitalized as contract acquisition costs. Under the transition guidance, the Company recorded a $3.3 million contract acquisition asset and corresponding offset to the opening accumulated deficit balance related to previously expensed sales commissions. The $3.3 million contract acquisition asset will be expensed over the next four years as follows: $1.5 million in 2018, $0.9 million in 2019, $0.6 million in 2020, and $0.3 million in 2021. The Company recorded $0.4 million and $0.8 million, respectively, of amortization for the three and six months ended June 30, 2018 related to amounts capitalized upon the adoption of ASC 606.
During the three and six months ended June 30, 2018, the Company capitalized an additional $0.5 million and $0.9 million, respectively, of sales commissions as contract acquisition costs related to contracts obtained during the period. The Company's impairment recognized on the contract costs was insignificant for the three and six months ended June 30, 2018. The weighted average remaining amortization period related to these capitalized costs was 2.3 years. Contract acquisition costs amortization is included in "Sales and marketing" in the Consolidated Statements of Operations.
Applying the practical expedient for amortization periods one year or less, the Company recognizes any incremental costs of obtaining contracts as expense when the cost is incurred. These costs are included in "Sales and marketing" in the Consolidated Statements of Operations.

Note 7 — Stockholders' Equity
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
The performance-based conditions are based upon the Company’s revenue and adjusted EBITDA performance in 2018 against the target goals for such metrics under the Company’s 2018 corporate incentive plan (in each case, “Performance Achievement”), which will each be determined on the date the Company files its annual report on Form 10-K for the year ended December 31, 2018. The target number of restricted stock units for each 2018 PSU Award will be divided equally between the two performance metrics. For each performance metric, the number of restricted stock units that become eligible to vest will be: (i) if the applicable Performance Achievement is less than 95.10% of the target revenue goal or less than 70.59% of the target EBITDA goal, no restricted stock units for such performance metric, (ii) if the applicable Performance Achievement is equal to 95.10% of the target revenue goal or 70.95% of the target EBITDA goal, 50% of the target number of restricted stock units for such performance metric, (iii) if the applicable Performance Achievement is equal to 100% of the target revenue and EBITDA goals, 100% of the target number of restricted stock units for such performance metric, or (iv) if the applicable Performance Achievement is at least 103.40% of the target revenue goal or 163.03% of the target EBITDA goal, 150% of the target number of restricted stock units for such performance metric. For each performance metric, if the applicable Performance Achievement falls between any of the thresholds (ii), (iii), and (iv) specified in the previous sentence, the number of restricted stock units that become eligible to vest for such performance metric will be determined via linear interpolation.

Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company's Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$279	$294	$558	$584
Sales and marketing	833	970	1,719	1,852
Research and development	58	(35)	122	65
General and administrative	2,257	2,466	4,139	4,411
Total stock-based compensation	$3,427	$3,695	$6,538	$6,912

The above table does not include $0.1 million of capitalized stock-based compensation related to internal-use software for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

Stock Awards Issued to Employees
The following table presents total options outstanding, granted, exercised, expired or forfeited, as well as total options exercisable (shares and aggregate intrinsic value in thousands):

	Shares	Weighted-Average Option Price Per Share	Weighted-Average Fair Value of Options Granted During the Year	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Issued and outstanding as of December 31, 2017	6,511	$4.48			$7
Granted	116	$3.78	$1.84
Options exercised	(31)	$3.21			$32
Expired and/or Forfeited	(735)	$4.87
Issued and outstanding as of June 30, 2018	5,861	$4.43		5.99	$382
Options exercisable as of June 30, 2018	4,783	$4.52		5.65	$248
The following table summarizes additional information concerning our restricted stock units and performance stock units (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2017	5,027	$3.98
Granted	3,200	$3.92
Vested(1)	(1,401)	$3.67
Forfeited	(500)	$4.03
Unvested as of June 30, 2018	6,326	$4.01
(1) 1,291 shares of common stock were issued for restricted stock units vested and the remaining 110 shares were withheld for taxes.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options, unvested restricted stock and shares to be purchased under our Employee Stock Purchase Plan. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 5.1 million and 7.9 million shares for the three months ended June 30, 2018 and 2017, respectively, and 5.7 million and 6.0 million shares for the six months ended June 30, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

Note 8 — Income Taxes
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. For the three and six months ended June 30, 2018, the Company recorded income tax expense of $0.4 million. These amounts primarily consist of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in the U.S. and Singapore because those losses are offset by a full valuation allowance. The tax years 2010 through 2018 remain subject to examination by federal, state and foreign tax authorities.
The gross amount of the Company’s unrecognized tax benefits was $0.9 million as of June 30, 2018 and December 31, 2017, none of which, if recognized, would affect the Company’s effective tax rate.
FASB issued ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cut and Jobs Act (the "Act").
At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. Our estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

Note 9 — Restructuring and Other
In early May 2017, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, including a headcount reduction and the reduction of office space in four locations. The restructuring plan is accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of $0.2 million for the three and six months ended June 30, 2018 and $5.7 million for the three and six months ended June 30, 2017.
Severance and other employee costs include severance payments, related employee benefits and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. The Company does not expect to incur additional restructuring charges as of June 30, 2018. Future cash outlays related to restructuring activities are expected to total approximately $1.2 million. These amounts are reported in "Accounts payable, Accrued compensation and benefits and Accrued expenses" in our Consolidated Balance Sheet as of June 30, 2018.
The following table presents restructuring and other reserve activity (in thousands):

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Total
Balance as of December 31, 2017	$71	$1,754	$1,825
Restructuring and other charges	120	89	209
Cash paid	(98)	(1,013)	(1,111)
Change in estimates and non-cash charges	(3)	276	273
Balance as of June 30, 2018	$90	$1,106	$1,196

The following table presents costs incurred in connection with this restructuring plan recorded to restructuring and other costs (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Severance pay and other employee costs	$120	$2,970	$120	$2,970
Lease	36	1,859	89	1,859
Asset impairment	—	886	—	886
Total	$156	$5,715	$209	$5,715

Note 10 — Subsequent Events
GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted other than those mentioned in “Note 4 - Debt.”

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
Basis of Presentation
Net Revenue
Substantially all of our net revenue is attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We generally invoice our clients for our selling services on a monthly basis for sales commissions and on a quarterly basis for certain performance sales commissions. We do not set the price, terms or scope of services in the service contracts with end customers and do not have any obligations related to the underlying service contracts between our clients and their end customers. We also generate revenues from selling professional services. Professional services involves providing data integration at scale with our systems and processes, combined with client data enhancement, enablement and optimization. We typically invoice our clients for professional services on a monthly basis.

Historically, we earned revenue from the sale of subscriptions to our cloud-based applications. To date, subscription revenue is a small percentage of our total revenue. We terminated most of our subscription contracts and expect revenues generated from subscriptions to be insignificant in 2018.
We generate a significant portion of our revenue from a limited number of clients. Our top ten clients accounted for 68% of our net revenue for the six months ended June 30, 2018 and 2017.
The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue.
Our business is geographically diversified. Through the first six months of 2018, 61% of our net revenue was earned in North America and Latin America (“NALA”), 25% in Europe, Middle East and Africa (“EMEA”) and 14% in Asia Pacific Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery center in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography. In addition, our Kuala Lumpur location is a revenue delivery center where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.
Cost of Revenue and Gross Profit
Our cost of revenue includes employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs. Employee compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our selling services revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our client base or business with our existing client base expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed under, “Factors Affecting Our Performance-Implementation Cycle” in our 2017 annual report on Form 10-K.
Operating Expenses
Sales and Marketing
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
Research and Development
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
General and Administrative
General and administrative expenses consist primarily of employee compensation expense for our executive, human resources, finance and legal functions and related expenses for professional fees for accounting, tax and legal services, as well as allocated expenses, which consist of depreciation, amortization of internally developed software, facility and technology costs.

Restructuring and Other
Restructuring and other expenses consist primarily of employees’ severance payments and related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards, related legal fees, asset impairment charges and charges related to leases and other contract termination costs.
Interest Expense, Other, Net and Impairment Loss on Investment Securities
Interest expense
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
Other, net
Other, net consists primarily of foreign exchange gains and losses and interest income earned on our cash, cash equivalents and marketable securities. We expect Other, net to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gains and losses and the return of interest income on our investments.
Impairment loss on investment securities
When evaluating debt security investments for impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more-likely-than-not we will be required to sell the investment before recovering the investment’s cost basis. We determined to liquidate the majority of our investment securities during the first half of 2018 to have sufficient cash on hand to repay our $150.0 million convertible notes due August 1, 2018. Based on our decision to sell these investment securities, we determined an other-than-temporary impairment occurred as of March 31, 2018. Consequently, a $2.0 million impairment loss was recorded in our Consolidated Statement of Operations for the six months ended June 30, 2018. The impairment loss represents the difference between the investment securities' amortized cost basis and fair value.
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

Results of Operations
The following table presents our operating results as a percentage of net revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	100%	100%	100%	100%
Cost of revenue	69%	68%	70%	70%
Gross profit	31%	32%	30%	30%
Operating expenses:
Sales and marketing	15%	15%	15%	15%
Research and development	3%	2%	3%	3%
General and administrative	22%	23%	22%	24%
Restructuring and other	—%	10%	—%	5%
Total operating expenses	40%	50%	40%	47%
Loss from operations	(9)%	(18)%	(10)%	(17)%

For the Three Months Ended June 30, 2018 Compared to the Same Period Ended June 30, 2017
Net Revenue, Cost of Revenue and Gross Profit

	For the Three Months Ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$61,111	100%	$58,262	100%	$2,849	5%
Cost of revenue	42,463	69%	39,517	68%	2,946	7%
Gross profit	$18,648	31%	$18,745	32%	$(97)	(1)%
Net revenue increased $2.8 million, or 5%, for the three months ended June 30, 2018 compared to the same period in 2017 due to an overall increase in productivity with our existing client base during the second quarter of 2018.
Cost of revenue increased $2.9 million, or 7%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•
$2.6 million increase in employee costs related to operational improvements in managed services, new clients and expansion of business with existing clients resulting in an increase in headcount to lower cost locations;

•	$0.6 million increase in IT costs; and

•	$0.2 million increase in travel costs due to the increase in new business with our existing client base; partially offset by

•	$0.4 million decrease in professional fees and consulting costs.
Gross profit decreased $0.1 million, or 1%, for the three months ended June 30, 2018 compared to the same period in 2017, due to the increase in employee headcount to support managed services, offset by increased productivity with our existing client base.

Operating Expenses

	For the Three Months Ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$9,252	15%	$8,620	15%	$632	7%
Research and development	1,780	3%	1,243	2%	537	43%
General and administrative	13,157	22%	13,505	23%	(348)	(3)%
Restructuring and other	156	—%	5,715	10%	(5,559)	(97)%
Total operating expenses	$24,345	40%	$29,083	50%	$(4,738)	(16)%

Stock-based compensation included in operating expenses:
	For the Three Months Ended June 30,
	2018	2017
	Amount	Amount	$ Change
	(in thousands)	(in thousands)	(in thousands)
Sales and marketing	$833	$970	$(137)
Research and development	58	(35)	93
General and administrative	2,257	2,466	(209)
Total stock-based compensation	$3,148	$3,401	$(253)
Sales and Marketing
Sales and marketing expense increased $0.6 million, or 7%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•
$0.5 million increase in contract acquisition costs due to the adoption of ASC 606, see Notes to the Consolidated Financial Statements “Note 2 - Summary of Significant Accounting Policies” for additional information; and

•	$0.2 million increase in employee related costs driven by increases in revenue performance; partially offset by

•	$0.1 million decrease in amortization of intangibles that were fully depreciated in 2017.
Research and Development
Research and development expense increased $0.5 million, or 43%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•	$0.4 million increase in employee related costs driven by lower capitalization of employee costs due to the migration from our Renew OnDemand platform to PRISM; and

•	$0.3 million increase in IT costs; partially offset by

•	$0.2 million decrease in facility costs primarily due to the restructuring of the Company in May 2017.
Internal-use software development capitalization decreased $0.4 million for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to the migration from our Renew OnDemand platform to PRISM. We expect to continue to invest in our technology platforms to support our service offerings and thus capitalizing internal-use software costs in the future. However, the amount capitalized will depend on the future level of expenditures on our technology platforms.
General and Administrative
General and administrative expense decreased $0.3 million, or 3%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to a $0.3 million decrease in employee costs resulting from our efforts to better align our cost structure.

Restructuring and Other
Restructuring and other expense decreased $5.6 million, or 97%, for the three months ended June 30, 2018 compared to the same period in 2017 due to the restructuring of the Company in May 2017.

Interest Expense, Other, Net and Impairment Loss on Investment Securities

	For the Three Months Ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(3,106)	(5)%	$(2,889)	(5)%	$(217)	8%
Other, net	$330	1%	$243	—%	$87	36%
Interest expense increased $0.2 million, or 8%, for the three months ended June 30, 2018 compared to the same period in 2017, due to the accretion of debt discount related to the convertible notes issued in August 2013.
Other, net increased $0.1 million, or 36%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to foreign currency fluctuations.
Income Tax Provision

	For the Three Months Ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(414)	(1)%	$(117)	—%	$(297)	*
* Not considered meaningful.
For the three months ended June 30, 2018, the Company recorded income tax expense of $0.4 million. The tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Income tax expense increased $0.3 million, for the three months ended June 30, 2018 compared to the same period in 2017, due to an increase in profitable operations in certain U.S. and foreign jurisdictions.

For the Six Months Ended June 30, 2018 Compared to the Same Period Ended June 30, 2017
Net Revenue, Cost of Revenue and Gross Profit

	For the Six Months Ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$119,696	100%	$114,970	100%	$4,726	4%
Cost of revenue	84,187	70%	80,926	70%	3,261	4%
Gross profit	$35,509	30%	$34,044	30%	$1,465	4%

Net revenue increased $4.7 million, or 4%, for the six months ended June 30, 2018 compared to the same period in 2017 due to an overall increase in productivity with our existing client base during 2018.
Cost of revenue increased $3.3 million, or 4%, for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•	$3.0 million increase in employee costs related to operational improvements in managed services, new clients and expansion of business with existing clients resulting in an increase in headcount;

•	$0.4 million increase in travel cost due to the increase in new business with our existing clients; and

•	$0.4 million increase in IT costs; partially offset by

•	$0.7 million decrease in professional fees and consulting costs.
Gross profit increased $1.5 million, or 4%, for the six months ended June 30, 2018 compared to the same period in 2017 due to increased productivity with our existing client base, offset by an increase in employee headcount to support managed services.

Operating Expenses

	For the Six Months Ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$18,490	15%	$16,960	15%	$1,530	9%
Research and development	3,296	3%	3,485	3%	(189)	(5)%
General and administrative	26,046	22%	27,486	24%	(1,440)	(5)%
Restructuring and other	209	—%	5,715	5%	(5,506)	(96)%
Total operating expenses	$48,041	40%	$53,646	47%	$(5,605)	(10)%

Stock-based compensation included in operating expenses:
	For the Six Months Ended June 30,
	2018	2017
	Amount	Amount	$ Change
	(in thousands)	(in thousands)	(in thousands)
Sales and marketing	$1,719	$1,852	$(133)
Research and development	122	65	57
General and administrative	4,139	4,411	(272)
Total stock-based compensation	$5,980	$6,328	$(348)
Sales and Marketing
Sales and marketing expense increased $1.5 million, or 9%, for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•
$0.9 million increase in contract acquisition costs due to the adoption of ASC 606, see Notes to the Consolidated Financial Statements “Note 2 - Summary of Significant Accounting Policies” for additional information; and

•
$0.8 million increase in employee costs related to operational improvements in managed services, new clients and expansion of business with existing clients resulting in an increase in headcount to lower cost locations; partially offset by

•	$0.4 million decrease in marketing events.
Research and Development
Research and development expense decreased $0.2 million, or 5%, for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•	$0.4 million decrease in temporary labor and consulting costs, related to migrating customers from our Renew OnDemand platform to PRISM; partially offset by

•	$0.3 million increase in employee related costs.

Internal-use software development capitalization decreased $1.1 million, for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the migration from our Renew OnDemand platform to PRISM. We expect to continue to invest in our technology platforms to support our services offering and thus capitalizing internal-use software costs in the future. However, the amount capitalized will depend on the future level of expenditures on our technology platforms.
General and Administrative
General and administrative expense decreased $1.4 million, or 5%, for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•	$2.0 million decrease in employee compensation costs due to lower headcount resulting from our efforts to better align our cost structure;

•	$0.4 million decrease in facility costs due to the restructuring of the Company in May 2017; partially offset by

•	$0.6 million increase in training and professional service fees; and

•	$0.2 million increase in recruiting fees for business expansion.
Restructuring and Other
Restructuring and other expense decreased $5.5 million, or 96%, for the six months ended June 30, 2018 compared to the same period in 2017 due to the restructuring of the Company in May 2017.

Interest Expense, Other, Net and Impairment Loss on Investment Securities

	For the Six Months Ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(6,128)	(5)%	$(5,707)	(5)%	$(421)	7%
Other, net	$506	—%	$990	1%	$(484)	(49)%
Impairment loss on investment securities	$(1,958)	(2)%	$—	—%	$(1,958)	100%
Interest expense decreased $0.4 million, or 7%, for the six months ended June 30, 2018 compared to the same period in 2017, due to the accretion of debt discount related to the convertible notes issued in August 2013.
Other, net decreased $0.5 million, or 49%, for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to foreign currency fluctuations.
Impairment loss on investment securities decreased $2.0 million, or 100% for the six months ended June 30, 2018 compared to the same period in 2017, due to the Company determining an other-than-temporary-impairment occurred during 2018, an impairment loss based on the difference between the investment securities' amortized cost basis and fair value was recorded for the six months ended June 30, 2018.
Income Tax Provision

	For the Six Months Ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(427)	—%	$(406)	—%	$(21)	*
* Not considered meaningful.
For the six months ended June 30, 2018, the Company recorded income tax expense of $0.4 million. The tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Income tax expense increased $21,000, for the six months ended June 30, 2018 compared to the same period in 2017, due to an increase in profitable operations in certain U.S. and foreign jurisdictions.

As of June 30, 2018, we recorded a full valuation allowance on our state deferred tax assets. No benefit was provided for losses incurred in U.S. and Singapore because those losses are offset by a full valuation allowance.
Liquidity and Capital Resources
Our primary operating cash requirements include the payment of employee compensation and related costs and costs for our facilities and information technology infrastructure. Historically, we have financed our operations from cash provided by our operating activities, proceeds from common stock offerings and cash proceeds from the exercise of stock options and our employee stock purchase plan. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
As of June 30, 2018, we had cash and cash equivalents of $184.3 million, which primarily consisted of demand deposits, money market mutual funds, corporate bonds and U.S. government obligations held by well-capitalized financial institutions. Included in cash and cash equivalents was $10.2 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of June 30, 2018, the Company had no unremitted earnings from our foreign subsidiaries.
In August 2013, we issued $150.0 million aggregate principal amount of 1.50% convertible notes (the "Notes") and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on August 1, 2018, unless converted earlier. Upon conversion, the Notes will be settled in cash, shares of our stock, or any combination thereof, at our option. The Notes were not subject to conversion or repurchase as of June 30, 2018 and are classified as a current liability on our Consolidated Balance Sheet. We believe we have sufficient cash and cash equivalents to repay the Notes upon maturity.
Letter of Credit and Restricted Cash
On February 3, 2015, we issued a $1.2 million letter of credit in connection with a lease for a San Francisco office facility. The letter of credit is secured by $1.2 million of cash in a money market account which is classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.
Cash Flows
The following table presents a summary of our cash flows:

	For the Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$2,402	$3,038
Net cash provided by (used in) investing activities	$130,412	$(10,404)
Net cash (used in) provided by financing activities	$(126)	$260
Net increase (decrease) in cash, cash equivalents and restricted cash net of the effect of exchange rates on cash, cash equivalents and restricted cash	$132,931	$(8,028)
Our total depreciation and amortization expense was comprised of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Purchased intangible asset amortization	$—	$378	$85	$756
Internally developed software amortization	3,044	3,363	5,876	6,159
Property and equipment depreciation	1,897	1,928	3,783	3,860
Depreciation and amortization	4,941	5,669	9,744	10,775
Adjustments and other	—	401	—	26
Total depreciation and amortization	$4,941	$6,070	$9,744	$10,801

Operating Activities
Net cash provided by operating activities of $2.4 million during the six months ended June 30, 2018 was primarily the result of $23.4 million of non-cash adjustments of depreciation and amortization, stock-based compensation and impairment of our investment securities, partially offset by our net loss of $20.5 million and a $0.5 million change in operating assets and liabilities. The $0.5 million net change in operating assets and liabilities consisted of cash used in operations from a $2.5 million decrease in accounts payable, a $2.4 million decrease in accrued expenses and other liabilities primarily due to payment of bonuses and other employee benefits, a $1.3 million increase in prepaid expenses and other assets due to the increase in contract assets and contract acquisition costs as a result of the adoption of the new revenue recognition standard as of January 1, 2018, offset by a $5.6 million decrease in accounts receivable, primarily reflective of increase in collections and decrease of days outstanding on receivables during the period.
Net cash provided by operating activities of $3.0 million during the six months ended June 30, 2017 was primarily the result of $25.2 million of non-cash adjustments of depreciation and amortization, stock-based compensation and restructuring costs and a $2.6 million net change in operating assets and liabilities, partially offset by our net loss of $24.7 million. The $2.6 million net change in operating assets and liabilities consisted of cash provided by operations from a $12.2 million decrease in accounts receivable, primarily reflective of increase in collections and decrease of days outstanding on receivables during the period, partially offset by a $0.8 million decrease in accounts payable, a $7.7 million decrease in accrued expenses and other liabilities primarily due to payment of bonuses and other employee benefits and a $1.1 million decrease in deferred revenue.
Investing Activities
Net cash provided by investing activities increased $140.8 million to $130.4 million during the six months ended June 30, 2018 compared to cash used in investing activities of $10.4 million during the same period in 2017, primarily due to the following activities:

•	$101.7 million increase in cash inflows from the sale and maturity of short-term investments;

•	$37.3 million decrease in cash outflows related to the purchase of short-term investments during 2017; and

•	$1.8 million decrease in cash outflows related to the acquisition of property and equipment, which includes $1.1 million of decreased internally developed software costs.
Financing Activities
Net cash used in financing activities decreased $0.4 million to $0.1 million during the six months ended June 30, 2018 compared to $0.3 million of cash provided by financing activities during the same period in 2017, primarily due to the following activities:

•
$0.2 million decrease in cash inflows due to proceeds of approximately $0.6 million from the exercise of stock options and the employee purchase plan during 2017 compared to proceeds of approximately $0.4 million from the exercise of stock options and the employee purchase plan during 2018;

•	$0.1 million increase in cash outflows due to capital lease obligations; and

•	$0.1 million increase in cash outflows due to the minimum tax withholding requirement.

Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments
Our contractual obligations primarily consist of obligations under operating lease agreements for office space, capital lease agreements for IT equipment and non-cancelable service contracts.
The following table summarizes future payments of our contractual obligations as of June 30, 2018 (in thousands):

	Total	Less than 1 year	1- 3 years	4- 5 years	More than 5 years
Capital lease commitments	$2,457	$767	$1,572	$118	$—
Operating lease commitments(1)	38,822	10,865	17,988	9,694	275
Service contracts	13,522	5,988	7,534	—	—
Total(2)	$54,801	$17,620	$27,094	$9,812	$275
(1)In January 2018, the Company entered into a sublease with a third-party for our San Francisco office space for the remaining term of the lease. The future minimum payments through November 30, 2022 under the original lease total approximately $8.5 million and future sublease rental income totals approximately $8.6 million over the same period.
(2)Excluded from the table is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. As of June 30, 2018, our liability for unrecognized tax benefits was $0.9 million. Reasonably reliable estimate of the amounts and periods of related future payments cannot be made at this time.
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms, included payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we may cancel without a significantly penalty are not included in the above table.
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
The Company's significant accounting policies are described in "Notes to the Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies." These policies were followed in preparing the Consolidated Financial Statements for the three and six months ended June 30, 2018 and are consistent with the year ended December 31, 2017, except for the new accounting policies related to the adoption and application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606") as of January 1, 2018.

Recent Accounting Pronouncements
The information contained in Note 2 - "Summary of Significant Accounting Policies" to our Consolidated Financial Statements in Item 1 under the heading, “Recent Accounting Pronouncements,” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe there have been no significant changes in our market risk exposures for the six months ended June 30, 2018, as compared with those discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings in which we are involved, see "Notes to the Consolidated Financial Statements, Note 5 - Commitments and Contingencies" appearing elsewhere in this quarterly report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Incorporation of ServiceSource International, Inc., as amended May 22, 2018

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statement of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) the Notes to Consolidated Financial Statements.

* Filed or Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	August 6, 2018	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)