Form 10-Q
period 2018-09-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2018-11-07
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, 92,721,609 shares of common stock of ServiceSource International, Inc. were outstanding.

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, expect per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$63,527	$51,389
Short-term investments	—	137,181
Accounts receivable, net	48,812	56,516
Prepaid expenses and other	5,365	6,112
Total current assets	117,704	251,198

Property and equipment, net	36,216	34,119
Contract acquisition costs	2,938	—
Deferred income taxes, net of current portion	68	70
Goodwill and intangible assets, net	6,334	6,419
Other assets	4,484	3,566
Total assets	$167,744	$295,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,358	$4,574
Accrued taxes	145	651
Accrued compensation and benefits	17,059	19,257
Convertible notes, net	—	144,167
Deferred revenue	—	1,282
Accrued expenses	4,292	6,625
Other current liabilities	6,230	2,104
Total current liabilities	30,084	178,660

Revolving line of credit	32,000	—
Other long-term liabilities	6,519	4,603
Total liabilities	68,603	183,263

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 92,735 shares issued and 92,614 shares outstanding as of September 30, 2018; 90,380 shares issued and 90,259 shares outstanding as of December 31, 2017	9	8
Treasury stock	(441)	(441)
Additional paid-in capital	368,628	359,347
Accumulated deficit	(269,662)	(246,207)
Accumulated other comprehensive income (loss)	607	(598)
Total stockholders’ equity	99,141	112,109
Total liabilities and stockholders’ equity	$167,744	$295,372
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$57,173	$58,132	$176,869	$173,103
Cost of revenue	39,949	40,803	124,136	121,729
Gross profit	17,224	17,329	52,733	51,374
Operating expenses:
Sales and marketing	8,622	7,829	27,112	24,790
Research and development	1,395	1,048	4,691	4,534
General and administrative	12,907	12,543	38,953	40,029
Restructuring and other	—	545	209	6,259
Total operating expenses	22,924	21,965	70,965	75,612
Loss from operations	(5,700)	(4,636)	(18,232)	(24,238)
Interest expense and other, net	(1,058)	(2,839)	(6,680)	(7,555)
Gain on sale of cost basis equity investment	—	2,100	—	2,100
Impairment loss on investment securities	—	—	(1,958)	—
Loss before income taxes	(6,758)	(5,375)	(26,870)	(29,693)
Provision for income tax benefit (expense)	133	180	(294)	(227)
Net loss	$(6,625)	$(5,195)	$(27,164)	$(29,920)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.06)	$(0.30)	$(0.34)
Weighted-average common shares outstanding:
Basic and diluted	92,113	89,511	91,271	88,907
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(6,625)	$(5,195)	$(27,164)	$(29,920)
Other comprehensive (loss) income, net of tax
Available for sale securities:
Unrealized (loss) gain on short-term investments	(5)	13	(705)	118
Reclassification adjustment for impairment loss included in net loss	—	—	1,958	—
Net change in available for sale debt securities	(5)	13	1,253	118
Foreign currency translation adjustments	(112)	285	(48)	783
Other comprehensive (loss) income, net of tax	(117)	298	1,205	901
Comprehensive loss, net of tax	$(6,742)	$(4,897)	$(25,959)	$(29,019)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	90,380	$8	(121)	$(441)	$359,347	$(246,207)	$(598)	$112,109
Cumulative effect of ASC 606 - initial adoption (Note 2)	—	—	—	—	—	3,709	—	3,709
Adjusted balance at January 1, 2018	90,380	8	(121)	(441)	359,347	(242,498)	(598)	115,818
Proceeds from the exercise of stock options and employee stock purchase plan	274	—	—	—	759	—	—	759
Issuance of common stock, restricted stock units	2,081	1	—	—	—	—	—	1
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(766)	—	—	(766)
Stock-based compensation	—	—	—	—	9,288	—	—	9,288
Net loss	—	—	—	—	—	(27,164)	—	(27,164)
Other comprehensive income	—	—	—	—	—	—	1,205	1,205
Balance at September 30, 2018	92,735	$9	(121)	$(441)	$368,628	$(269,662)	$607	$99,141
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,164)	$(29,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,398	17,167
Amortization of debt discount and issuance costs	5,843	6,951
Amortization of contract acquisition costs	1,361	—
Amortization of premium on short-term investments	(1,204)	(172)
Deferred income taxes	—	177
Stock-based compensation	9,033	10,396
Restructuring and other	470	2,522
Gain on cost basis equity investment	—	(2,100)
Impairment loss on investment securities	1,958	—
Other	74	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,322	12,307
Deferred revenue	174	(2,440)
Prepaid expenses and other	180	387
Contract acquisition costs	(955)	—
Accounts payable	(2,204)	(813)
Accrued taxes	(494)	(1,019)
Accrued compensation and benefits	(2,037)	(4,713)
Accrued expenses	(4,652)	(839)
Other liabilities	4,182	(1,375)
Net cash provided by operating activities	5,285	6,516
Cash flows from investing activities:
Acquisition of property and equipment	(12,484)	(13,843)
Proceeds from sale of cost basis equity investment	—	2,100
Purchases of short-term investments	(480)	(56,589)
Sales of short-term investments	133,920	51,119
Maturities of short-term investments	4,240	3,506
Net cash provided by (used in) investing activities	125,196	(13,707)
Cash flows from financing activities:
Repayment on capital lease obligations	(278)	(52)
Repayment of convertible notes	(150,000)	—
Debt issuance costs	(192)	—
Proceeds from revolving line of credit	32,000	—
Proceeds from issuance of common stock	759	1,062
Payments related to minimum tax withholdings on restricted stock unit releases	(766)	(735)
Net cash (used in) provided by financing activities	(118,477)	275
Net increase/(decrease) in cash, cash equivalents and restricted cash	12,004	(6,916)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	134	(1,191)
Cash, cash equivalents and restricted cash, beginning of period	52,633	48,936
Cash, cash equivalents and restricted cash, end of period	$64,771	$40,829
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment accrued in accounts payable and accrued expenses	$260	$—
Increase in contract acquisition costs and benefit to accumulated deficit related to adoption of ASC 606	$3,346	$—
Increase in prepaid expenses and other, other liabilities and benefit to accumulated deficit related to adoption of ASC 606	$363	$—
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
In February 2016, the Financial Accounting Standard Board ("FASB") issued an Accounting Standard Update ("ASU") that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Leases in which the Company is the lessee will generally be accounted for as operating leases and we will record a lease asset and a lease liability. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018 and will be applied using a modified retrospective approach with optional practical expedients. Early adoption of the standard is permitted. The Company will adopt the standard January 1, 2019 and expects to elect the package of practical expedients, accounting for leases with contractual terms less than 12 months as short-term leases and the transition relief option to apply legacy GAAP to periods prior to the standard’s effective date. Based on current analysis, the adoption of the standard will have a material impact on our Consolidated Balance Sheets and will not have a material impact to our Consolidated Statements of Operations.
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
New Accounting Standards Adopted
Restricted Cash
In November 2016, the FASB issued an ASU that requires companies to combine restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard effective January 1, 2018 and the effects of this standard were applied retrospectively to all prior periods presented within these Consolidated Financial Statements. As a result, we include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period balances on our Consolidated Statements of Cash Flows. For the year ended December 31, 2017 and for the nine months ended September 30, 2018 the effect of the change in accounting principle was an increase in cash, cash equivalents and restricted cash of $1.2 million, on our Consolidated Statements of Cash Flows.
Revenue Recognition
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers" which amended the existing FASB Accounting Standards Codification Topic 605 (“ASC 605” or “legacy GAAP") and created Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606"). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in amounts that reflect the consideration the entity expects to receive in exchange for those goods or services. ASC 606 also specifies the incremental costs of obtaining a contract with a customer and the costs of fulfilling a contract with a customer (if those costs are not within the scope of another Topic or Sub-Topic) should be deferred and recognized over the appropriate period of contract performance if they are expected to be recovered. In addition, ASC 606 requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The most significant impact to the Company's financial position and results of operations is the timing of expense recognition for certain sales commissions and to a lesser extent, the timing of revenue recognition for certain contracts that include certain performance-based fees. See Impact of Changes in Accounting Policies below for additional information regarding the application of this new standard and its impact on our Consolidated Financial Statements.
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

The following tables summarize the impacts of adopting ASC 606 on the Company's Consolidated Financial Statements:

	September 30, 2018
	As reported	ASC 606 adjustments	Balances prior to adoption of ASC 606
Assets
Accounts receivable, net	$48,812	$80	$48,892
Prepaid expenses and other	5,365	(143)	5,222
Contract acquisition costs	2,938	(2,938)	—
Other assets	4,484	(48)	4,436
Total assets	$61,599	$(3,049)	$58,550

Liabilities
Deferred revenue	$—	$1,711	$1,711
Other current liabilities	6,230	(1,542)	4,688
Total liabilities	$6,230	$169	$6,399

Accumulated deficit	$(269,662)	$(3,218)	$(272,880)

	For the Three Months Ended September 30, 2018
	As Reported	ASC 606 adjustments	Balances prior to adoption of ASC 606
Net revenue	$57,173	$21	$57,194
Cost of revenue	39,949	—	39,949
Gross profit	17,224	21	17,245
Operating expenses:
Sales and marketing	8,622	(354)	8,268
Research and development	1,395	—	1,395
General and administrative	12,907	—	12,907
Total operating expenses	22,924	(354)	22,570
Loss from operations	(5,700)	375	(5,325)
Interest expense and other, net	(1,058)	—	(1,058)
Loss before income taxes	(6,758)	375	(6,383)
Provision for income tax benefit	133	—	133
Net loss	$(6,625)	$375	$(6,250)
Net loss per common share:
Basic and diluted	$(0.07)	$—	$(0.07)
Weighted-average common shares outstanding:
Basic and diluted	92,113	—	92,113

	For the Nine Months Ended September 30, 2018
	As Reported	ASC 606 adjustments	Balances prior to adoption of ASC 606
Net revenue	$176,869	$82	$176,951
Cost of revenue	124,136	—	124,136
Gross profit	52,733	82	52,815
Operating expenses:
Sales and marketing	27,112	(409)	26,703
Research and development	4,691	—	4,691
General and administrative	38,953	—	38,953
Restructuring and other	209	—	209
Total operating expenses	70,965	(409)	70,556
Loss from operations	(18,232)	491	(17,741)
Interest expense and other, net	(6,680)	—	(6,680)
Impairment loss on investment securities	(1,958)	—	(1,958)
Loss before income taxes	(26,870)	491	(26,379)
Provision for income tax expense	(294)	—	(294)
Net loss	$(27,164)	$491	$(26,673)
Net loss per common share:
Basic and diluted	$(0.30)	$—	$(0.30)
Weighted-average common shares outstanding:
Basic and diluted	91,271	—	91,271

	For the Nine Months Ended September 30, 2018
	As Reported	ASC 606 adjustments	Balances prior to adoption of ASC 606
Cash flows from operating activities
Net loss	$(27,164)	$491	$(26,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,398	—	13,398
Amortization of debt discount and issuance costs	5,843	—	5,843
Amortization of contract acquisition cost	1,361	(1,361)	—
Amortization of premium on short-term investments	(1,204)	—	(1,204)
Stock-based compensation	9,033	—	9,033
Restructuring and other	470	—	470
Impairment loss on investment securities	1,958	—	1,958
Other	74	—	74
Changes in operating assets and liabilities:
Accounts receivable, net	7,322	(80)	7,242
Deferred revenue	174	1,711	1,885
Contract acquisition costs	(955)	955	—
Prepaid expenses and other	180	(174)	6
Accounts payable	(2,204)	—	(2,204)
Accrued taxes	(494)	—	(494)
Accrued compensation and benefits	(2,037)	—	(2,037)
Accrued expenses	(4,652)	—	(4,652)
Other liabilities	4,182	(1,542)	2,640
Net cash provided by operating activities	5,285	—	5,285
Cash flows from investing activities:
Net cash provided by investing activities	125,196	—	125,196
Cash flows from financing activities
Net cash used in financing activities	(118,477)	—	(118,477)
Net increase in cash, cash equivalents and restricted cash	12,004	—	12,004
Effect of exchange rate changes on cash, cash equivalents and restricted cash	134	—	134
Cash, cash equivalents and restricted cash, beginning of period	52,633	—	52,633
Cash, cash equivalents and restricted cash, end of period	$64,771	$—	$64,771

Note 3 — Fair Value of Financial Instruments
Cash, Cash Equivalents and Short-term Investments
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from the time of purchase. The Company classifies its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company's daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method. The Company recognized realized gains of $28,000 and losses of $0.2 million from the sale of available-for-sale securities for the nine months ended September 30, 2018. No realized gains or losses were recognized for the three months ended September 30, 2018. The Company recognized realized gains from the sale of available-for-sale securities of $28,000 and $53,000 for the three and nine months ended September 30, 2017, respectively, and losses from the sale of available-for-sale securities of $36,000 and $53,000 for the three and nine months ended September 30, 2017, respectively. Gains and losses on available-for-sale securities are recorded in "Other, net" in the Consolidated Statements of Operations. There were no transfers between levels during the nine months ended September 30, 2018.
The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more-likely-than-not it will be required to sell the investment before recovery of the investment’s cost basis. The Company liquidated its investment securities during 2018 to repay the $150.0 million convertible notes that matured August 1, 2018. Based on our decision to sell these investment securities, we determined an other-than-temporary impairment occurred and a $2.0 million impairment loss was recorded in our Consolidated Statement of Operations for the nine months ended September 30, 2018.

The following tables present the Company's cash, cash equivalents, and short-term investments by significant investment category measured at fair value on a recurring basis (in thousands):
For the Nine Months Ended September 30, 2018:

Level 1(1):
Cash and cash equivalents:
Cash	$53,504
Money market mutual funds	10,023
Cash and cash equivalents	$63,527
For the Year Ended December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1(1):
Cash and cash equivalents:
Cash	$48,712	$—	$—	$48,712
Money market mutual funds	2,677	—	—	2,677
Total cash and cash equivalents	51,389	—	—	51,389
Level 2(2):
Short-term investments:
Corporate bonds	55,763	1	(346)	55,418
U.S. agency securities	34,640	—	(410)	34,230
Asset-backed securities	21,739	—	(127)	21,612
U.S. Treasury securities	26,292	—	(371)	25,921
Total short-term investments:	138,434	1	(1,254)	137,181
Cash, cash equivalents and short-term investments	$189,823	$1	$(1,254)	$188,570
(1) Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities.
(2) Level 2 valuations are based on inputs that are observable, either directly or indirectly, other than quoted prices included within Level 1.
The Company had restricted cash of $1.2 million in "Other assets" in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017. The restricted cash is classified within Level 1.
The convertible notes issued by the Company in August 2013 are included in the Consolidated Balance Sheet as of December 31, 2017 at their original issuance value, net of unamortized discount and issuance costs, and are not marked to market each period. The fair value of the convertible notes was approximately $145.9 million as of December 31, 2017. The fair value of the convertible notes was determined using quoted market prices for similar securities and are considered Level 2 inputs due to limited trading activity.
The Company did not have any other financial instruments or debt measured at fair value as of September 30, 2018 and December 31, 2017.

Note 4 — Other Current Liabilities
Other current liabilities consists of the following:

September 30, 2018
Legal reserve	$3,750
Contract liability	1,342
Deferred rent	756
ESPP withholdings	182
Other liabilities	200
Total	$6,230

Note 5 — Debt
Senior Convertible Notes
In August 2013, the Company issued senior convertible notes (the "Notes") in exchange for gross proceeds of $150.0 million. The Notes bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1, beginning February 1, 2014. On August 1, 2018, the Company paid in full the $150.0 million Notes using proceeds from its short-term investments and operations.
As of December 31, 2017, unamortized debt issuance and discount costs were $5.8 million.
The following table presents interest expense recognized related to the Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense at 1.50% per annum	$188	$563	$1,313	$1,688
Amortization of debt issuance costs	77	204	497	592
Accretion of debt discount	832	2,190	5,336	6,359
Total	$1,097	$2,957	$7,146	$8,639
Revolving Line of Credit
During July 2018, the Company entered into a $40.0 million senior secured revolving line of credit (the “revolver”) that allows us to borrow against our domestic receivables as defined in the credit agreement. The revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings. As of September 30, 2018, we had $32.0 million outstanding on our revolver.
The obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The revolver has covenants with which we are in compliance as of September 30, 2018.
Debt issuance costs related to line of credit arrangements are presented as an asset regardless of whether there are any outstanding borrowings on the line of credit arrangement. Deferred loan costs include fees and costs incurred to obtain long-term financing. Deferred loan costs on the revolver was approximately $0.2 million as of September 30, 2018.
During October 2018, the Company repaid the $32.0 million outstanding on the revolver using cash on hand.

Note 6 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under non-cancelable operating lease agreements with various expiration dates through November 2023. Rent expense for the three and nine months ended September 30, 2018 and 2017, was approximately $3.1 million, $8.9 million, $2.6 million, and $8.0 million, respectively. Rental income for the three and nine months ended September 30, 2018, was approximately $0.5 million and $1.1 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
San Francisco Sublease
In January 2018, the Company entered into a sublease with a third-party for our San Francisco office space for the remaining term of the operating lease.
San Francisco Lease
In April 2018, the Company entered into a non-cancelable operating lease agreement in San Francisco.
Philippines Lease
In July 2018, the Company entered into a non-cancelable operating lease agreement in the Philippines.
Capital Leases
The Company has capital lease agreements collateralized by the underlying property and equipment that expire through 2021. As of September 30, 2018 and December 31, 2017, the Company had capital leases totaling $2.6 million and $0.1 million, respectively, reflected in "Accrued expenses and Other long-term liabilities" in the Consolidated Balance Sheets. The accumulated depreciation related to assets under capital lease as of September 30, 2018 and December 31, 2017 was $0.8 million and $0.4 million, respectively.
During 2018, the Company entered into three separate contracts to finance software licenses and IT equipment.
Future minimum payments under non-cancelable operating leases, non-cancelable service contract commitments, capital leases, and rental income under a non-cancelable operating sublease as of September 30, 2018 were as follows (in thousands):

Fiscal Year	Operating Leases	Operating Sublease	Other Commitments	Capital Leases
Remainder of 2018	$3,290	$(457)	$1,709	$236
2019	10,611	(1,875)	7,355	954
2020	9,402	(1,932)	4,712	945
2021	8,922	(1,989)	141	465
2022	5,935	(1,878)	—	—
2023	968	—	—	—
Total	$39,128	$(8,131)	$13,917	$2,600
Letter of Credit
On February 3, 2015, the Company issued a $1.2 million letter of credit in connection with a lease for a San Francisco office facility. The letter of credit is secured by $1.2 million of cash in a money market account which is classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of September 30, 2018, the Company accrued a $3.75 million reserve relating to our potential liability for currently pending disputes, reflected in "Other current liabilities" in the Consolidated Balance Sheets.

On August 23, 2016, the United States District Court for the Middle District of Tennessee granted conditional class certification in a lawsuit originally filed on September 21, 2015 by three former senior sales representatives. The lawsuit, Sarah Patton, et al v. ServiceSource Delaware, Inc., asserts a claim under the Fair Labor Standards Act alleging that certain non-exempt employees in our Nashville location were not paid for all hours worked and were not properly paid for overtime hours worked.  The complaint also asserts claims under Tennessee state law for breach of contract and unjust enrichment; and on September 28, 2018, the plaintiffs filed a motion to certify the state law breach of contract and unjust enrichment claims as a class action. The Company will continue to seek to conclude this lawsuit in a manner that is in the best interest of the Company and its stockholders.

Note 7 — Revenues, Contract Asset and Liability Balances and Contract Acquisition Costs
The following tables present the disaggregation of revenue from contracts with our clients as follows (in thousands):
Revenue by Performance Obligation

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Professional services	$652	$3,351
Selling services	56,521	173,518
Total revenue	$57,173	$176,869
Revenue by Geography

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
APJ	$9,093	$25,943
EMEA	13,822	44,013
NALA	34,258	106,913
Total revenue	$57,173	$176,869
Revenue by Contract Pricing

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Variable consideration	$37,505	$118,776
Fixed consideration	19,668	58,093
Total revenue	$57,173	$176,869

Contract Balances
Once the Company obtains a client contract, the timing of satisfying performance obligations and the receipt of client consideration can be different and will give rise to contract assets and contract liabilities. Contract assets relate to the Company’s conditional rights to consideration for services provided but not yet billable at the reporting date. Accounts receivable balances reflected in the Consolidated Balance Sheet as of September 30, 2018 represent the Company’s unconditional rights to consideration for services provided. Contract asset amounts are transferred to accounts receivables when the rights become unconditional, typically in the same period control of services is transferred to the client and the amount is contractually billable. Contract liabilities primarily relate to the advance consideration received from clients for fixed consideration contracts where transfer of control of the services has not yet occurred. Contract liability balances generally convert to revenue upon either the satisfaction of professional services obligations or when services under fixed consideration contracts are transferred to the client, typically within six months of being recorded. The contract asset and liability balances as of September 30, 2018 totaled $0.2 million and $1.3 million, respectively, and are not considered material for further disclosure. These contract balances are reflected in "Prepaid expenses and other", "Other current liabilities" and "Other assets" in the Consolidated Balance Sheet as of September 30, 2018.

Transaction Price Allocated to Remaining Performance Obligations
The Company applies the optional disclosure exemption related to variable consideration and the requirement to disclose the remaining transaction price allocated to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation. However, for contracts structured with fixed consideration, this optional disclosure is not available. The Company typically invoices selling services fixed consideration in monthly or quarterly installments over the contract term, which is typically 12 months or less. Contracts with fixed consideration are generally with long-standing client relationships and typically renew annually. Assuming none of the Company’s current contracts with fixed consideration are renewed, we estimate receiving approximately $47.7 million in future selling services fixed consideration as of September 30, 2018. Professional services revenues from fixed consideration are based on proportional performance which is typically concluded within 90 days of contract execution. The Company typically bills professional services upfront upon obtaining a client contract. As of September 30, 2018, we estimate $0.4 million in professional services fixed consideration revenue to be recognized through the remainder of 2018.
Contract Acquisition Costs
Certain commissions paid to the Company's sales team upon obtaining a client contract are incremental and recoverable, and capitalized as contract acquisition costs. Under the transition guidance, the Company recorded a $3.3 million contract acquisition asset and corresponding offset to the opening accumulated deficit balance related to previously expensed sales commissions. The $3.3 million contract acquisition asset will be expensed over the next four years as follows: $1.5 million in 2018, $0.9 million in 2019, $0.6 million in 2020, and $0.3 million in 2021. The Company recorded $0.3 million and $1.2 million, respectively, of amortization for the three and nine months ended September 30, 2018 related to amounts capitalized upon the adoption of ASC 606.
During the three and nine months ended September 30, 2018, the Company capitalized an additional $0.1 million and $1.0 million, respectively, of sales commissions as contract acquisition costs related to contracts obtained during the period. The Company recorded $0.1 million of amortization for the three and nine months ended September 30, 2018 related to amounts capitalized in 2018. The weighted average remaining amortization period related to these capitalized costs was approximately 2 years.
The Company's impairment recognized on the contract costs was insignificant for the three and nine months ended September 30, 2018. Contract acquisition costs amortization is included in "Sales and marketing" in the Consolidated Statements of Operations.
Applying the practical expedient for amortization periods one year or less, the Company recognizes any incremental costs of obtaining contracts as expense when the cost is incurred. These costs are included in "Sales and marketing" in the Consolidated Statements of Operations.

Note 8 — Stockholders' Equity
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
Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company's Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$194	$385	$752	$969
Sales and marketing	717	982	2,436	2,834
Research and development	24	42	146	107
General and administrative	1,560	2,074	5,699	6,486
Restructuring and other	—	352	—	352
Total stock-based compensation	$2,495	$3,835	$9,033	$10,748
The above table does not include $47,000 and $0.3 million of capitalized stock-based compensation related to internal-use software for the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively.
Stock Awards Issued to Employees
The following table presents total options outstanding, granted, exercised, expired or forfeited, as well as total options exercisable (shares and aggregate intrinsic value in thousands):

	Shares	Weighted-Average Option Price Per Share	Weighted-Average Fair Value of Options Granted During the Year	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Issued and outstanding as of December 31, 2017	6,511	$4.48			$7
Granted	146	$3.61	$1.75
Options exercised	(31)	$3.21			$32
Expired and/or Forfeited	(1,300)	$4.76
Issued and outstanding as of September 30, 2018	5,326	$4.40		6.23	$—
Options exercisable as of September 30, 2018	4,505	$4.48		6.04	$—
The following table summarizes additional information concerning our restricted stock units and performance stock units (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2017	5,027	$3.98
Granted	3,567	$3.86
Vested(1)	(2,300)	$4.22
Forfeited	(576)	$4.03
Unvested as of September 30, 2018	5,718	$3.80

(1) 2,081 shares of common stock were issued for restricted stock units vested and the remaining 219 shares were withheld for taxes.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options, unvested restricted stock and shares to be purchased under our Employee Stock Purchase Plan. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 7.3 million and 7.0 million shares for the three months ended September 30, 2018 and 2017, respectively, and 6.7 million and 5.8 million shares for the nine months ended September 30, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

Note 9 — Income Taxes
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. For the three and nine months ended September 30, 2018, the Company recorded income tax benefit of $0.1 million and expense of $0.3 million, respectively. These amounts primarily consist of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in the U.S., Ireland and Singapore because those losses are offset by a full valuation allowance. The tax years 2010 through 2018 remain subject to examination by federal, state and foreign tax authorities.
The gross amount of the Company’s unrecognized tax benefits was $0.9 million as of September 30, 2018 and December 31, 2017, none of which, if recognized, would affect the Company’s effective tax rate.
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
At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. Our estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

Note 10 — Restructuring and Other
In early May 2017, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, including a headcount reduction and the reduction of office space in four locations. The restructuring plan is accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other charges of $0.0 million and $0.2 million for the three and nine months ended September 30, 2018, respectively, and $0.5 million and $6.3 million during the three and nine months ended September 30, 2017, respectively.
Severance and other employee costs include severance payments, related employee benefits and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. The Company does not expect to incur additional restructuring charges as of September 30, 2018. Future cash outlays related to restructuring activities are expected to total approximately $1.1 million. These amounts are reported in "Accrued expenses", and "Other long-term liabilities" in our Consolidated Balance Sheet as of September 30, 2018.

The following table presents restructuring and other reserve activity (in thousands):

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Total
Balance as of December 31, 2017	$71	$1,754	$1,825
Restructuring and other charges	120	89	209
Cash paid	(158)	(1,084)	(1,242)
Change in estimates and non-cash charges	(3)	264	261
Balance as of September 30, 2018	$30	$1,023	$1,053
The following table presents costs incurred in connection with this restructuring plan recorded to restructuring and other costs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Severance pay and other employee costs	$—	$429	$120	$3,399
Lease	—	116	89	1,974
Asset impairment	—	—	—	886
Total	$—	$545	$209	$6,259

Note 11 — Subsequent Events
GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted other than those mentioned in “Note 5 - Debt."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto which appear elsewhere in this quarterly report on Form 10-Q.
This report, including this MD&A, includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and variations of such words or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those identified elsewhere in this report and those discussed in the sections of our Annual Report on Form 10-K entitled “Forward Looking Statements” and “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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
Historically, we earned revenue from the sale of subscriptions to our cloud-based applications. To date, subscription revenue is a small percentage of our total revenue. We terminated most of our subscription contracts and revenues generated from subscriptions was insignificant in 2018.
We generate a significant portion of our revenue from a limited number of clients. Our top ten clients accounted for 68% of our net revenue for the nine months ended September 30, 2018 and 2017, respectively.
The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, or a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue.
Our business is geographically diversified. Through the first nine months of 2018, 60% of our net revenue was earned in North America and Latin America (“NALA”), 25% in Europe, Middle East and Africa (“EMEA”) and 15% in Asia Pacific Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery center in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography. In addition, our Kuala Lumpur location is a revenue delivery center where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.
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
Interest expense consists of interest expense associated with our convertible notes and revolver, imputed interest from capital lease payments, accretion of the debt discount and amortization of debt issuance costs. We recognize accretion of the debt discount and amortization of interest costs using the effective interest rate method. Interest expense in 2018 decreased due to the maturity and payoff of our $150.0 million convertible notes in August 2018.
Other, net
Other, net consists primarily of foreign exchange gains and losses and interest income earned on our cash, cash equivalents and marketable securities. We expect Other, net to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gains and losses and the return of interest income on our investments.
Impairment loss on investment securities
When evaluating debt security investments for impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent to sell, or whether it is more-likely-than-not we will be required to sell the investment before recovering the investment’s cost basis. We determined to liquidate the majority of our investment securities during the first half of 2018 to have sufficient cash on hand to repay our $150.0 million convertible notes due August 1, 2018. Based on our decision to sell these investment securities, we determined an other-than-temporary impairment occurred as of March 31, 2018. Consequently, a $2.0 million impairment loss was recorded in our Consolidated Statement of Operations for the nine months ended September 30, 2018. The impairment loss represents the difference between the investment securities' amortized cost basis and fair value.
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

Results of Operations
The following table presents our operating results as a percentage of net revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	100%	100%	100%	100%
Cost of revenue	70%	70%	70%	70%
Gross profit	30%	30%	30%	30%
Operating expenses:
Sales and marketing	15%	13%	15%	14%
Research and development	2%	2%	3%	3%
General and administrative	23%	22%	22%	23%
Restructuring and other	—%	1%	—%	4%
Total operating expenses	40%	38%	40%	44%
Loss from operations	(10)%	(8)%	(10)%	(14)%

For the Three Months Ended September 30, 2018 Compared to the Same Period Ended September 30, 2017
Net Revenue, Cost of Revenue and Gross Profit

	For the Three Months Ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$57,173	100%	$58,132	100%	$(959)	(2)%
Cost of revenue	39,949	70%	40,803	70%	(854)	(2)%
Gross profit	$17,224	30%	$17,329	30%	$(105)	(1)%
Net revenue decreased $1.0 million, or 2%, for the three months ended September 30, 2018 compared to the same period in 2017 due to unexpected client churn and softer end-user demand at several clients in 2018.
Cost of revenue decreased $0.9 million, or 2%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to the following:

•	$2.3 million decrease in amortization expense of internally developed software and intangible assets fully depreciated as of January 2018; partially offset by

•	$1.4 million increase in employee costs related to new clients and expansion of business with existing clients resulting in an increase in headcount to lower cost locations.

Operating Expenses

	For the Three Months Ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$8,622	15%	$7,829	13%	$793	10%
Research and development	1,395	2%	1,048	2%	347	33%
General and administrative	12,907	23%	12,543	22%	364	3%
Restructuring and other	—	—%	545	1%	(545)	(100)%
Total operating expenses	$22,924	40%	$21,965	38%	$959	4%

Stock-based compensation included in operating expenses:
	For the Three Months Ended September 30,
	2018		2017
	Amount		Amount		$ Change
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$717		$982		$(265)
Research and development	24		42		(18)
General and administrative	1,560		2,074		(514)
Restructuring and other	—		352		(352)
Total stock-based compensation	$2,301		$3,450		$(1,149)
Sales and Marketing
Sales and marketing expense increased $0.8 million, or 10%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to the following:

•	$0.6 million increase in employee related costs driven by increased headcount; partially offset by a decrease in stock-based compensation driven by lower revenue attainment; and

•
$0.4 million increase in contract acquisition costs due to the adoption of ASC 606, see Notes to the Consolidated Financial Statements “Note 2 - Summary of Significant Accounting Policies” for additional information; partially offset by

•	$0.2 million decrease in marketing costs due to re-branding and website updates during 2017 with minimal costs during 2018.
Research and Development
Research and development expense increased $0.3 million, or 33%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to a $0.3 million increase in IT costs, temporary labor and consulting costs, related to migrating customers from our Renew OnDemand platform to PRISM.
Internal-use software development capitalization remained consistent for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to the migration from our Renew OnDemand platform to PRISM beginning in 2017. We expect to continue to invest in our technology platforms to support our service offerings and thus capitalizing internal-use software costs in the future. However, the amount capitalized will depend on the future level of expenditures on our technology platforms.

General and Administrative
General and administrative expense increased $0.4 million, or 3%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to the following:

•	$2.3 million increase in legal reserves; partially offset by

•	$0.9 million decrease in amortization expense of internally developed software and intangible assets fully depreciated as of January 2018;

•	$0.5 million decrease in marketing events;

•	$0.5 million decrease in stock compensation driven by lower revenue attainment; and

•	$0.1 million decrease in recruiting fees.
Restructuring and Other
Restructuring and other expense decreased $0.5 million, or 100%, for the three months ended September 30, 2018 compared to the same period in 2017 due to the restructuring of the Company in May 2017 with no additional activity expected to occur subsequent to June 2018.
Interest Expense, Other, Net and Gain on Sale of Cost Basis of Equity Investment

	For the Three Months Ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(1,173)	(2)%	$(2,965)	(5)%	$1,792	(60)%
Other, net	$115	—%	$126	—%	$(11)	(9)%
Gain on sale of cost basis equity investment	$—	—%	$2,100	4%	$(2,100)	(100)%
Interest expense decreased $1.8 million, or 60%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to the repayment of our $150.0 million convertible notes on August 1, 2018.
Other, net decreased $11,000, or 9%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to foreign currency fluctuations.
During 2017, we sold our equity investment in a private company that we fully impaired in 2016 for proceeds of $2.1 million and recorded the proceeds as a gain.
Income Tax Provision

	For the Three Months Ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax benefit	$133	—%	$180	—%	$(47)	*
* Not considered meaningful.
For the three months ended September 30, 2018, the Company recorded an income tax benefit of $0.1 million. The tax benefit resulted from a taxable loss in a foreign affiliate. Income tax benefit decreased $47,000, for the three months ended September 30, 2018 compared to the same period in 2017, due to an increase in profitable operations in certain U.S. and foreign jurisdictions.

For the Nine Months Ended September 30, 2018 Compared to the Same Period Ended September 30, 2017
Net Revenue, Cost of Revenue and Gross Profit

	For the Nine Months Ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$176,869	100%	$173,103	100%	$3,766	2%
Cost of revenue	124,136	70%	121,729	70%	2,407	2%
Gross profit	$52,733	30%	$51,374	30%	$1,359	3%
Net revenue increased $3.8 million, or 2%, for the nine months ended September 30, 2018 compared to the same period in 2017 due to an overall increase in productivity with our existing client base during 2018.
Cost of revenue increased $2.4 million, or 2%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the following:

•
$4.5 million increase in employee costs related to operational improvements in managed services, new clients and expansion of business with existing clients resulting in an increase in headcount in lower costs locations;

•	$1.1 million increase in facility costs due to increased headcount; and

•	$0.5 million increase in IT costs; partially offset by

•	$2.8 million decrease in amortization expense of internally developed software and intangible assets fully depreciated as of January 2018; and

•	$0.9 million decrease in professional fees and consulting costs due to reductions in internally developed software.

Operating Expenses

	For the Nine Months Ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$27,112	15%	$24,790	14%	$2,322	9%
Research and development	4,691	3%	4,534	3%	157	3%
General and administrative	38,953	22%	40,029	23%	(1,076)	(3)%
Restructuring and other	209	—%	6,259	4%	(6,050)	(97)%
Total operating expenses	$70,965	40%	$75,612	44%	$(4,647)	(6)%

Stock-based compensation included in operating expenses:
	For the Nine Months Ended September 30,
	2018		2017
	Amount		Amount		$ Change
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$2,436		$2,834		$(398)
Research and development	146		107		39
General and administrative	5,699		6,486		(787)
Restructuring and other	—		352		(352)
Total stock-based compensation	$8,281		$9,779		$(1,498)
Sales and Marketing
Sales and marketing expense increased $2.3 million, or 9%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the following:

•
$1.4 million increase in contract acquisition costs due to the adoption of ASC 606, see Notes to the Consolidated Financial Statements “Note 2 - Summary of Significant Accounting Policies” for additional information; and

•	$1.3 million increase in bonus and commissions related to operational improvements in managed services, new clients and expansion of business with existing clients; partially offset by

•	$0.4 million decrease in marketing costs due to re-branding and website updates during 2017 with minimal costs during 2018.
Research and Development
Research and development expense increased $0.2 million, or 3%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the following:

•	$0.8 million increase in IT costs; partially offset by

•	$0.5 million decrease in facility costs driven by downsizing the San Francisco office.
Internal-use software development capitalization decreased $1.0 million for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the migration from our Renew OnDemand platform to PRISM. We expect to continue to invest in our technology platforms to support our services offering and thus capitalizing internal-use software costs in the future. However, the amount capitalized will depend on the future level of expenditures on our technology platforms.

General and Administrative
General and administrative expense decreased $1.1 million, or 3%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the following:

•	$2.8 million decrease in employee compensation costs due to lower headcount resulting from our efforts to better align our cost structure and decrease in bonus due to lower revenue attainment; and

•	$0.6 million decrease in facility costs due to the restructuring of the Company in May 2017; partially offset by

•	$2.3 million increase in legal reserves.
Restructuring and Other
Restructuring and other expense decreased $6.1 million, or 97%, for the nine months ended September 30, 2018 compared to the same period in 2017 due to the restructuring of the Company in May 2017.

Interest Expense, Other, Net, Gain on Sale of Cost Basis of Equity Investment and Impairment Loss on Investment Securities

	For the Nine Months Ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(7,301)	(4)%	$(8,672)	(5)%	$1,371	(16)%
Other, net	$621	—%	$1,117	1%	$(496)	(44)%
Gain on sale of cost basis equity investment	$—	—%	$2,100	1%	$(2,100)	(100)%
Impairment loss on investment securities	$(1,958)	(1)%	$—	—%	$(1,958)	100%
Interest expense decreased $1.4 million, or 16%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the repayment of our $150.0 million convertible notes in August 2018.
Other, net decreased $0.5 million, or 44%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to foreign currency fluctuations.
During 2017, we sold our equity investment in a private company that we fully impaired in 2016 for proceeds of $2.1 million and recorded the proceeds as a gain.
Impairment loss on investment securities increased $2.0 million, or 100%, for the nine months ended September 30, 2018 compared to the same period in 2017, due to the Company determining an other-than-temporary-impairment occurred during 2018, and a loss was recorded based on the difference between the investment securities' amortized cost basis and fair value.
Income Tax Provision

	For the Nine Months Ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(294)	—%	$(227)	—%	$(67)	*
* Not considered meaningful.
For the nine months ended September 30, 2018, the Company recorded income tax expense of $0.3 million. The tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Income tax expense increased $67,000 for the nine months ended September 30, 2018 compared to the same period in 2017, due to an increase in profitable operations in certain U.S. and foreign jurisdictions.
As of September 30, 2018, we recorded a full valuation allowance on our state deferred tax assets. No benefit was provided for losses incurred in U.S., Ireland and Singapore because those losses are offset by a full valuation allowance.

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
As of September 30, 2018, we had cash and cash equivalents of $63.5 million, which primarily consisted of demand deposits and money market mutual funds. Included in cash and cash equivalents was $8.5 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of September 30, 2018, the Company had no unremitted earnings from our foreign subsidiaries.
In August 2013, the Company issued senior convertible notes (the "Notes") in exchange for gross proceeds of $150.0 million. The Notes bear interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1, beginning February 1, 2014. On August 1, 2018, the Company paid in full the $150.0 million Notes using proceeds from its short-term investments and operations.
During July 2018, the Company entered into a $40.0 million senior secured revolving line of credit (the “revolver”) that allows us to borrow against our domestic receivables as defined in the credit agreement. The revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings.
As of September 30, 2018, we had $32.0 million outstanding on our revolver. Proceeds from the credit facility are used for working capital and general corporate purposes. The obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The revolver has covenants with which we are in compliance as of September 30, 2018.
During October 2018, the Company repaid the $32.0 million outstanding on the revolver using cash on hand.
Letter of Credit and Restricted Cash
On February 3, 2015, we issued a $1.2 million letter of credit in connection with a lease for a San Francisco office facility. The letter of credit is secured by $1.2 million of cash in a money market account which is classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.
Cash Flows
The following table presents a summary of our cash flows:

	For the Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$5,285	$6,516
Net cash provided by (used in) investing activities	$125,196	$(13,707)
Net cash (used in) provided by financing activities	$(118,477)	$275
Net increase (decrease) in cash, cash equivalents and restricted cash net of the effect of exchange rates on cash, cash equivalents and restricted cash	$12,138	$(8,107)
Our total depreciation and amortization expense was comprised of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Purchased intangible asset amortization	$—	$378	$85	$1,134
Internally developed software amortization	1,680	3,990	7,556	10,149
Property and equipment depreciation	1,974	1,974	5,757	5,834
Depreciation and amortization	3,654	6,342	13,398	17,117
Adjustments and other	—	24	—	50
Total depreciation and amortization	$3,654	$6,366	$13,398	$17,167

Operating Activities
Net cash provided by operating activities of $5.3 million during the nine months ended September 30, 2018 was primarily the result of $30.9 million of non-cash adjustments of depreciation and amortization, stock-based compensation and impairment of our investment securities, partially offset by our net loss of $27.2 million and a $1.5 million change in operating assets and liabilities. The $1.5 million net change in operating assets and liabilities consisted of cash used in operations from a $2.2 million decrease in accounts payable, a $3.0 million decrease in accrued expenses and other liabilities primarily due to payment of bonuses and other employee benefits offset by increase in estimated legal reserves, a $0.8 million increase in prepaid expenses and other assets primarily due to the increase in contract assets and contract acquisition costs as a result of the adoption of the new revenue recognition standard as of January 1, 2018, partially offset by a $7.3 million decrease in accounts receivable, primarily reflective of increased collections during the period.
Net cash provided by operating activities of $6.5 million during the nine months ended September 30, 2017 was primarily the result of $37.0 million of non-cash adjustments of depreciation and amortization, stock-based compensation and restructuring costs and a $1.5 million net change in operating assets and liabilities, partially offset by our net loss of $29.9 million and a $2.1 million gain on the sale of our cost base equity investment. The $1.5 million net change in operating assets and liabilities consisted of cash provided by operations from a $12.3 million decrease in accounts receivable, primarily reflective of an increase in collections and a decrease of days outstanding, partially offset by a $0.8 million decrease in accounts payable, a $7.9 million decrease in accrued expenses and other liabilities, primarily due to payment of bonuses, and other employee benefits, and a $2.4 million decrease in deferred revenue.
Investing Activities
Net cash provided by investing activities increased $138.9 million to $125.2 million during the nine months ended September 30, 2018 compared to cash used in investing activities of $13.7 million during the same period in 2017, primarily due to the following activities:

•	$83.5 million increase in cash inflows from the sale and maturity of short-term investments;

•	$56.1 million decrease in cash outflows related to the purchase of short-term investments during 2017; and

•	$1.4 million decrease in cash outflows related to the acquisition of property and equipment, which includes $1.0 million of decreased internally developed software costs; partially offset by

•	$2.1 million in proceeds received during 2017 from the sale of our equity investment in a private company.
Financing Activities
Net cash used in financing activities decreased $118.8 million to $118.5 million during the nine months ended September 30, 2018 compared to $0.3 million of cash provided by financing activities during the same period in 2017, primarily due to the following activities:

•	$150.0 million net increase in cash outflows due to repayment of the convertible notes on August 1, 2018;

•	$0.2 million increase in cash outflows due to repayment of capital lease obligations;

•	$0.2 million increase in cash outflows due to debt issuance costs incurred on the revolver; and

•
$0.3 million decrease in cash inflows due to proceeds of approximately $1.1 million from the exercise of stock options and the employee purchase plan during 2017 compared to proceeds of approximately $0.8 million from the exercise of stock options and the employee purchase plan during 2018; partially offset by

•	$32.0 million increase in cash inflows from proceeds withdrawn on the revolver.

Off-Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special-purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments
Our contractual obligations primarily consist of obligations under operating lease agreements for office space, capital lease agreements for IT equipment and non-cancelable service contracts.
The following table summarizes future payments of our contractual obligations as of September 30, 2018 (in thousands):

	Total	Less than 1 year	1- 3 years	4- 5 years	More than 5 years
Capital lease commitments	$2,600	$961	$1,639	$—	$—
Operating lease commitments(1)	39,128	11,911	17,801	9,306	110
Service contracts	13,917	7,281	6,636	—	—
Total(2)	$55,645	$20,153	$26,076	$9,306	$110
(1)In January 2018, the Company entered into a sublease with a third-party for our San Francisco office space for the remaining term of the lease. The future minimum payments through November 30, 2022 under the original lease total approximately $8.0 million and future sublease rental income totals approximately $8.1 million over the same period.
(2)Excluded from the table is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. As of September 30, 2018, our liability for unrecognized tax benefits was $0.9 million. Reasonably reliable estimate of the amounts and periods of related future payments cannot be made at this time.
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms, included payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we may cancel without a significant penalty are not included in the above table.

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
The Company's significant accounting policies are described in "Notes to the Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies." These policies were followed in preparing the Consolidated Financial Statements for the three and nine months ended September 30, 2018 and are consistent with the year ended December 31, 2017, except for the new accounting policies related to the adoption and application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606") as of January 1, 2018.

Recent Accounting Pronouncements
The information contained in Note 2 - "Summary of Significant Accounting Policies" to our Consolidated Financial Statements in Item 1 under the heading, “Recent Accounting Pronouncements,” is incorporated by reference into this Part I, Item 2.

Presentation of Non-GAAP Financial Measurements
ServiceSource believes net income (loss), as defined by GAAP, is the most appropriate financial measure of our operating performance; however, ServiceSource considers adjusted EBITDA to be a useful supplemental, non-GAAP financial measure of our operating performance. We believe adjusted EBITDA can assist investors in understanding and assessing our operating performance on a consistent basis, as it removes the impact of the Company's capital structure and other non-cash or non-recurring items from operating results and provides an additional tool to compare ServiceSource's financial results with other companies in the industry, many of which present similar non-GAAP financial measures.

EBITDA consists of net income (loss) plus depreciation and amortization, interest expense and other income/(expense), and income tax benefit (expense). Adjusted EBITDA consists of EBITDA plus non-cash stock-based compensation expense, amortization of contract acquisition costs related to the initial adoption of ASC 606, restructuring and other related costs, gain on cost basis equity investment, litigation reserve and impairment loss on investment securities.
This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The following table presents the calculation of adjusted EBITDA reconciled from “Net loss” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(6,625)	$(5,195)	$(27,164)	$(29,920)
Provision for income tax (benefit) expense	(133)	(180)	294	227
Interest expense and other, net	1,058	2,839	6,680	7,555
Depreciation and amortization	3,654	6,342	13,398	17,117
EBITDA	(2,046)	3,806	(6,792)	(5,021)
Stock-based compensation	2,495	3,483	9,033	10,396
Amortization of contract acquisition asset costs - ASC 606 initial adoption	367	—	1,213	—
Gain on cost basis equity investment	—	(2,100)	—	(2,100)
Impairment loss on investment securities	—	—	1,958	—
Restructuring and other	—	545	209	6,259
Litigation reserve	2,250	—	2,250	—
Adjusted EBITDA	$3,066	$5,734	$7,871	$9,534

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
The revolver bears interest at a per annum rate based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings and 2.00% for Eurodollar borrowings. As of September 30, 2018, there was $32.0 million outstanding under the revolver. The Company incurred nominal interest expense for the three and nine months ended September 30, 2018, related to the revolver. Our overall interest rate sensitivity is influenced by any amounts borrowed on our revolver and rate fluctuations. The effective interest rate on our revolver was 6.25% as of September 30, 2018. Accordingly, we may incur additional expense if interest rates increase in future periods. A one-percent increase in the effective interest rate as of September 30, 2018 would result in a nominal amount of additional interest expense.
We believe there have been no significant changes in our market risk exposures associated with foreign currency risk and inflation risk for the nine months ended September 30, 2018, as compared with those discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings in which we are involved, see "Notes to the Consolidated Financial Statements, Note 6 - Commitments and Contingencies" appearing elsewhere in this quarterly report on Form 10-Q.
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

10.1
Revolving Loan Credit Agreement, dated as of July 30, 2018, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as Borrowers, and Compass Bank, as Lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 2, 2018).

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Consolidated Statement of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) the Notes to Consolidated Financial Statements.

* Filed or Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	November 7, 2018	By:	/s/ ROBERT N. PINKERTON
Robert N. Pinkerton Chief Financial Officer (Principal Financial and Accounting Officer)