Form 10-K
period 2018-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2019-02-28
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market, was $304.3 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 20, 2019, there were approximately 92,934,876 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Overview
ServiceSource International, Inc. is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through our people, processes and technology, we grow and retain revenue on behalf of our clients — some of the world’s leading business-to-business companies — in more than 45 languages. Our solutions help our clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. Our technology platform and best-practice business processes combined with our highly-trained, client-focused revenue delivery professionals and data from 20 years of operating experience enable us to provide our clients greater value for our customer success services than attained by our clients' in-house customer success teams.
Our net revenue was $238.3 million, $239.1 million and $252.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

•
Outsourced Sales Operations. Our sales enablement and quoting solutions, powered by robotic process automation, or RPA, advance our clients’ renewal sales process with specialized resources handling the administrative work associated with renewals and subscriptions. We apply a standardized, best-practice approach to sales enablement and quoting across the opportunities we manage through a dedicated, trained team completely focused on quoting, data entry and bookings processing combined with an in-depth understanding of our clients’ product SKUs, pricing and systems. In addition, we provide rigorous quality control through a dedicated quote audit team and analytics dashboards to monitor accuracy, throughput and cycle times.

•
Customer Onboarding. Our revenue delivery teams proactively welcome our clients’ new customers and ensure the customers are established for ongoing success. Using our best-practice processes developed over our 20 year history, we confirm successful implementation of our clients’ products or services and promote adoption and use, including thorough reviews of customer usage and initial contact; brief demonstrations and reviews of key product features; identification and, if needed, escalation of support or implementation issues; delivery of basic training and/or product education; and supporting change management initiatives.

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

Our pay-for-performance model allows our clients to pay us either flat-rate or variable commissions based on the revenue we generate on their behalf. Fixed-fee arrangements are often used in quick deployments to address discrete target areas of our clients’ needs or when a fixed fee best addresses our clients' business model. We also generate revenue through our professional services teams, who assist our clients with data optimization.
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

•
Client Benchmarking and Continuous Improvement. Our extensive platform and the accumulation of 20 years of experience serve as the foundation for benchmarking our clients’ evolving recurring revenue and end customer success performance against industry peers and previous period performance. We generally conduct quarterly business review meetings and annual partnership reviews with our clients to review performance, identify potential weaknesses in their processes and determine opportunities for improvement and make recommendations that we believe will allow our clients and us to achieve higher levels of performance and efficiencies.

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

•
Improved retention and customer success. Our solutions drive end customer retention and revenue growth for some of the world’s leading companies, leveraging 20 years of expertise to continuously monitor end customer health, engage each end customer with the right play at the right time and reinforce the unique value and benefits of each end customer’s product. The result is reduced end customer churn, increased revenue through up-sell and cross-sell, stronger end customer relationships and higher satisfaction.

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

•
Increase footprint with existing clients to drive greater revenue per client. Our goal is to manage a greater portion of each client’s recurring revenue. We have increasingly taken on the management of more than just one component of a client’s recurring revenue, such as a specific product, market segment or geographic region, or adding selling services such as cross-sell and upsell services, to an existing client’s renewal services. Because we baseline our clients’ performance prior to any engagement, we are able to quantify our results for the client.

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

Our Clients
We target our solutions to business-to-business companies, within a range of industries including computer hardware, software, Software-as-a-Service ("SaaS"), telecommunications, healthcare, life sciences, media and industrial systems. As of December 31, 2018, we managed approximately 156 engagements across 57 clients.
The following table presents the percentage of revenue for our top clients:

	For the Year Ended December 31,
	2018	2017	2016
Top three clients:
Cisco	14%	15%	14%
VMware	13%	12%	11%
Dell	10%	11%	11%
Top ten clients:	67%	66%	66%

Our People
As of December 31, 2018, we had the following employees throughout the world:

December 31, 2018
NALA:
United States	1,127
EMEA:
Bulgaria	291
Republic of Ireland	238
United Kingdom	236
APJ:
Philippines	989
Malaysia	766
Singapore	179
Japan	88
Total(1)	3,914
(1) We are not subject to collective bargaining agreements with any of our employees.
Sales and Marketing
We sell our solutions through our global sales organization. Our sales representatives are organized by geographic regions: North America and Latin America ("NALA"); Europe, Middle East and Africa ("EMEA"); and Asia Pacific-Japan ("APJ"). In 2018, we generated 60% of our revenue in NALA, 25% in EMEA and 15% in APJ. See "Item.1A. Risk Factors" for a description of the risks associated with our foreign operations.
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
We believe our principal competitive differentiators include:

•	recurring revenue and customer success;

•	industry expertise, best practices and benchmarks;

•	ability to increase recurring revenue and renewal rates;

•	global capabilities;

•	completeness of solution;

•	performance-based pricing of solutions;

•	ability to effectively represent client brands to end customers and channel partners;

•	quality of the business and client insight and its ability to generate revenue and customer success;

•	size of upfront investment; and

•	size and financial stability of operations.
Although we currently have few direct competitors that offer integrated solutions at our scale, we expect competition and competitive pressure, from both new and existing competitors, to increase in the future.
Additional Information
We were formed as a Delaware limited liability company in 2002 and converted to a Delaware corporation in 2011. Additional information about us is available on our website at http://www.servicesource.com. The information on our website is not incorporated into this annual report by reference and is not a part of this Form 10-K. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. From time to time, we may use our website as a channel of distribution of material information about our company. Financial and other important information regarding our business is routinely posted on and accessible at http://ir.servicesource.com.

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
In order for us to improve our operating results and grow, it is important that our clients renew their agreements with us when the initial contract term expires and that we expand our client relationships to add new market opportunities and the related revenue management opportunity. Our clients may elect not to renew their contracts with us after their initial terms have expired or may elect to otherwise terminate our services, and we cannot assure you that our clients will renew service contracts with us at the same or higher level of service, if at all, or provide us with the opportunity to manage additional revenue management opportunities. Although our renewal rates have been historically higher than those achieved by our clients prior to their using our solution, some clients have still elected not to renew their agreements with us. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, many of which are beyond our control, including their satisfaction or dissatisfaction with our solution and results, our pricing, mergers and acquisitions affecting our clients or their end customers, the effects of economic conditions or reductions in our clients’ or their end customers’ spending levels. If our clients do not renew their agreements with us, renew on less favorable terms, terminate their services with us or fail to contract with us for additional services, our revenue may decline and our operating results may be adversely affected.
Our revenue will decline if there is a decrease in the overall demand for our clients’ products and services.
A majority of our revenue is based on a pay-for-performance model, which means that we are paid a commission based on the service contracts we sell on behalf of our clients. If a particular client’s products or services fail to appeal to its end customers, our revenue will decline for our work with that client. In addition, if end customer demand decreases for other reasons, such as negative news regarding our clients or their products, unfavorable economic conditions, shifts in strategy by our clients away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our clients’ service contracts declines. Similarly, if our clients come under economic pressure, they may be more likely to terminate their contracts with us or seek to restructure those contracts, and for clients whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms. If one or more of our clients is under economic pressure due to decreasing customer demand, negative news, or other issues that impact the demand for their product or services, our business could suffer and we may experience a significant decrease in our revenue.
If our performance falls short of our estimates, our client relationships will be at risk, our revenue will suffer and our ability to grow could be harmed.
A majority of our business depends on driving new or renewal revenue for our clients, and we then receive a commission on the new or renewal revenue that we generate on our clients’ behalf. In some cases, our commission rates vary depending on our performance —for example, if we overperform compared to our estimates then we may receive a higher commission. In addition, our clients rely on us to accurately forecast our performance, especially because we drive revenue on their behalf. If our performance for a particular client is lower than anticipated, then our revenue for that client will also be lower than projected. If our performance falls short of expectations across a broad range of clients, or if they fall below expectations for a particularly large client, then the impact on our revenue and our overall business will be significant. In the event our performance is lower than expected for a given client, our margins will suffer because we will have already incurred a certain level of costs in both personnel and infrastructure to support the engagement. This risk is compounded by the fact that many of our client relationships can be terminated by the client if we fail to meet certain specified sales targets, including bookings rates, over a sustained period of time. If our performance falls to a level at which our revenue and client contracts are at risk, then our financial performance will decline and we may have difficulty attracting and retaining new clients.
Our business may be harmed if our clients rely on our service revenue forecasts in their business and actual results are materially different.
The contracts that we enter into with our clients provide for sharing of information with respect to forecasts and plans for the renewal and sale of maintenance, support and subscription agreements of our clients. Our clients may use this forecasted data for a variety of purposes related to their business. Our forecasts are based upon the data our clients provide to us, and are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. In addition, these forecasted expectations are based upon historical trends and data that may not be true in subsequent periods. Any material inaccuracies related to these forecasts could lead to claims on the part of our clients related to the accuracy of the forecasted data we provide to them, or the appropriateness of our methodology. Any liability that we incur or any harm to our brand that we suffer because of inaccuracies in the forecasted data we provide to our clients could impact our ability to retain existing clients and harm our business.
We depend on a limited number of clients for a significant portion of our revenue, and the loss of business from one or more of our key clients could adversely affect our results of operations.
Our top ten clients accounted for 67% of our revenue for the year ended December 31, 2018, and three clients each represented over 10% of our revenue during this period. A relatively small number of clients may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients, or the acquisition of one of our significant clients, may cause a significant decrease in our revenue.

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
We have invested significant resources in new third-party technologies designed to enhance our product offerings. The adoption of technologies entails a number of risks that could adversely affect our business and operating results, including:

•	the risk of diverting the attention of our management and our employees from the day-to-day operations of the business;

•	insufficient revenue to offset increased expenses associated with research, development and operational activities; and

•	the chance that the technologies may not integrate with our existing tools and systems and fail to achieve the desired result.
If any of our new technologies do not work as intended, are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or do not enhance our product offerings, we may lose existing and potential clients or related revenue opportunities, in which case our results of operations may suffer.
We conduct operations in a number of countries and are subject to risks of international operations.
In 2018, approximately 40% of our revenue was related to operations located outside of the U.S. In addition, 71% of our employees are located in offices outside of the U.S. We expect to continue our international growth, with international revenue accounting for an increased portion of total revenue in the future. Our international operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include different employment laws and rules and related social and cultural factors; different regulatory and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions, marketing and sales and other barriers to conducting business; cultural and language differences; diverse or less stable political, operating and economic environments and market fluctuations; and civil disturbances or other catastrophic events that reduce business activity. If we are not able to efficiently adapt to or effectively manage our business in markets outside of the U.S., our business prospects and operating results could be materially and adversely affected. Although we have business continuity plans in place for our operations, an extended period of civil unrest that halts or significantly impedes operations could have a material adverse effect on our business.
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
The market for outsourced inside sales, customer success and revenue retention solutions is evolving and new competitors are emerging. Historically, internally developed solutions have represented the primary alternative to our offerings. However, we also face direct competition from smaller companies that offer specialized revenue management solutions as well as larger business process outsourcers that are moving into the revenue growth space. We believe that more competitors will emerge. Competitors may have greater name recognition, longer operating histories, well-established relationships with clients in our markets and substantially greater financial, technical, personnel and other resources than we have, and even a potentially broader array of offerings. Potential competitors of any size may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or end customer requirements. Even if our solution is more effective than competing solutions, potential clients might choose new entrants unless we can convince them of the advantages of our integrated solution. We expect competition and competitive pressure, from both new and existing competitors, to increase in the future.
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

If our marketing programs fail to generate client leads, accelerate sales opportunities and build brand awareness in a cost-effective manner, it could have a material adverse effect on our business, financial condition and results of operations.
Our marketing programs are an important part of our strategy to generate client leads, accelerate sales opportunities and build brand awareness. The success of our marketing programs in a cost-effective manner is critical to our ability to achieve widespread acceptance of our solutions and attract new clients. However, our marketing activities may not generate client awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in our marketing activities. If we fail to successfully promote and maintain our brand or increase client leads and sales opportunities, or incur substantial expenses, we may fail to attract or retain clients necessary to realize a sufficient return on our efforts, or to achieve broad client adoption of our solutions, which could have a material adverse effect on our business, financial condition and results of operations.
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
In 2018, approximately 40% of our revenue was generated outside of the United States, as compared to 37% of our revenue in 2017. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
A portion of the sales commissions earned from our international clients is paid in foreign currencies. As a result, fluctuations in the value of these foreign currencies may make our solution more expensive or cause resulting fluctuations in cost for international clients, which could harm our business. We currently do not undertake hedging activities to manage these currency fluctuations. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expense, external costs to implement the strategies and potential accounting implications. In addition, if the effective price of the contracts we sell to end customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for such contracts could fall, which in turn would reduce our revenue.
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
If we fail to protect our intellectual property and proprietary rights adequately, our business could be adversely affected.
We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, trademarks, domain names and other measures, some of which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

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
We rely on salesforce.com to provide the platform supporting many of our technologies and Amazon Web Services ("AWS") to support a significant portion of our data storage. If salesforce.com or AWS stops supporting our technologies or if they fail to provide a platform that consistently and adequately supports our solution, including as a result of errors or failures in their systems or events beyond their control, or refuse to provide their platforms on terms acceptable to us or at all and we are not able to find suitable alternatives, our business may be materially and adversely affected.
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
During July 2018, we entered into a $40.0 million senior secured revolving line of credit. As of February 27, 2019, we had no borrowings outstanding on our revolver. We may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. We are subject to the risks normally associated with debt obligations, including the risk that we will be unable to refinance our indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness.

Our indebtedness could have a material adverse effect on our business, results of operations, cash flows and financial condition. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	reduce our ability to use cash to fund acquisitions, working capital and other general corporate purposes;

•	make us less able to withstand competitive pressures and limit our flexibility in planning for, or reacting to, changes in our business and economic conditions;

•	restrict us from exploiting business opportunities; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, execution of our business strategy or other general corporate purposes.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments or otherwise refinance any debt that we incur, our business could suffer.
Our financial condition and results of operations could suffer if there is an impairment of goodwill.
We are required to test goodwill annually or more frequently if certain circumstances change that would more-likely-than-not indicate the carrying value of the reporting unit may not be recoverable. As of December 31, 2018 , our goodwill was $6.3 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. This would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Declines in our level of revenues or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill may become impaired in future periods. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill. However, any such impairment would have an adverse effect on our results of operations.
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
We may be unable to maintain compliance with Nasdaq Marketplace Rules which could cause our common stock to be delisted from the Nasdaq Global Select Market. This could result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Select Market.
Our stock price was previously below $1.00 on certain dates during December 2018 and February 2019 and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price again drops below $1.00 per share, our stock could become subject to delisting, and we may seek stockholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.
In addition to the minimum $1.00 per share requirement, the Nasdaq Global Select Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in stockholders’ equity. As of December 31, 2018, we were in compliance with these listing requirements. However, we cannot assure you that we will be able to continue to comply with Nasdaq’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.

If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations by limiting our ability to attract and retain qualified executives and employees and limiting our ability to raise capital
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
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
Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, which in part depends on our market capitalization. If any analysts cease coverage of us, the trading price and trading volume of our stock could be negatively impacted. If analysts downgrade our stock or publish unfavorable research about our business, our stock price would also likely decline.
Because we currently do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.
We currently intend to retain our future earnings, if any, for use in the operation of our business and do not expect to pay any cash dividends in the foreseeable future on our common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
Our business or the value of our common stock could be negatively affected as a result of actions by activist stockholders.
Our company values constructive input from investors and regularly engages in dialogues with stockholders regarding strategy and performance. Our board of directors and management team are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions taken by our board of directors and management in seeking to maintain constructive engagement with stockholders will be successful.

Activist stockholders who disagree with the composition of our board of directors, our strategy, or the way our company is managed may seek to effect change through various strategies that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by our board of directors, and litigation. Responding to some of these actions can be costly and time-consuming, may disrupt our operations and divert the attention of our board of directors, management, and employees. Such activities could interfere with our ability to execute our strategic plan and to attract and retain qualified executive leadership and could cause concern to our current or potential clients. The perceived uncertainty as to our future direction resulting from activist strategies could also affect the market price and volatility of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The table below presents the location, size and principal function of our leased global facilities. We believe our facilities are adequate to meet business operation needs for the foreseeable future.

Location	Square Footage	Region	Type of Facility
Nashville, TN, United States	120,685	NALA	Revenue Delivery Center
Denver, CO, United States	71,319	NALA	Corporate Headquarters / Revenue Delivery Center
San Francisco, CA, United States	7,215	NALA	Research and Development Center
Manila, Philippines	93,443	APJ	Revenue Delivery Center
Kuala Lumpur, Malaysia	58,985	APJ	Revenue Delivery Center
Singapore	17,626	APJ	Revenue Delivery Center
Yokohama, Japan	8,987	APJ	Revenue Delivery Center
Okinawa, Japan	2,476	APJ	Revenue Delivery Center
Dublin, Republic of Ireland	38,060	EMEA	Revenue Delivery Center
Liverpool, United Kingdom	22,575	EMEA	Revenue Delivery Center
Sofia, Bulgaria*	31,510	EMEA	Revenue Delivery Center
*An expansion lease in Sofia, Bulgaria was signed in 2018 and is expected to commence in 2019.

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of December 31, 2018 and 2017, the Company accrued a $3.8 million and $1.5 million, respectively, reserve relating to our potential liability for currently pending disputes, reflected in "Other current liabilities" in the Consolidated Balance Sheets.
On August 23, 2016, the United States District Court for the Middle District of Tennessee granted conditional class certification in a lawsuit originally filed on September 21, 2015 by three former senior sales representatives. The lawsuit, Sarah Patton, et al v. ServiceSource Delaware, Inc., asserts a claim under the Fair Labor Standards Act alleging that certain non-exempt employees in our Nashville location were not paid for all hours worked and were not properly paid for overtime hours worked.  The complaint also asserts claims under Tennessee state law for breach of contract and unjust enrichment. On September 28, 2018, the plaintiffs filed a motion to certify the state law breach of contract and unjust enrichment claims as a class action.  A settlement of all claims was reached at mediation, and the motion for required court approval of the settlement was filed on January 24, 2019.  The Company anticipates Court approval of the settlement and conclusion of the lawsuit in the coming months.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol “SREV.”
Holders
As of February 20, 2019, there were 60 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
Stock Performance Graph
The following graph shows a comparison of cumulative total stockholder return for our common stock, the Russell Microcap Index and the Nasdaq US Small Cap Business Support Services Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the indexes assumes the reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future. Stockholders' returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	ServiceSource	Russell Microcap Index	NASDAQ US Small Cap Business Support Services Index
12/31/2013	$100.00	$100.00	$100.00
12/31/2014	$55.85	$102.47	$99.48
12/31/2015	$55.01	$96.03	$91.22
12/31/2016	$67.78	$114.12	$115.06
12/31/2017	$36.87	$127.78	$125.19
12/31/2018	$12.89	$109.90	$123.06

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included in "Item 8. Financial Statements and Supplementary Data."

	For the Year Ended December 31,
	2018	2017	2016	2015	2014

		(in thousands, except per share amounts)
Net revenue	$238,340	$239,127	$252,887	$252,203	$272,180
Cost of revenue(1)	164,693	163,709	165,069	171,369	194,009
Gross profit	73,647	75,418	87,818	80,834	78,171
Operating expenses:
Sales and marketing(1)	35,600	33,001	41,972	44,086	59,988
Research and development(1)	6,436	5,729	8,344	16,480	25,802
General and administrative(1)	47,288	53,087	52,995	46,299	47,808
Restructuring and other related costs(1)	209	7,308	—	3,662	3,314
Goodwill and other intangible asset impairment	—	—	—	—	25,108
Total operating expenses	89,533	99,125	103,311	110,527	162,020
Loss from operations	(15,886)	(23,707)	(15,493)	(29,693)	(83,849)
Interest and other expense, net	(6,591)	(9,886)	(8,704)	(9,316)	(11,008)
Impairment loss on cost basis equity investment	—	—	(4,500)	—	—
Gain on sale of cost basis equity investment	—	2,100	—	—	—
Impairment loss on investment securities	(1,958)	—	—	—	—
Loss before income taxes	(24,435)	(31,493)	(28,697)	(39,009)	(94,857)
Provision for income tax (expense) benefit	(450)	1,647	(3,429)	(1,584)	(482)
Net loss	$(24,885)	$(29,846)	$(32,126)	$(40,593)	$(95,339)
Net loss per common share:
Basic and diluted	$(0.27)	$(0.33)	$(0.37)	$(0.48)	$(1.15)
Weighted-average common shares outstanding:
Basic and diluted	91,636	89,234	86,318	85,417	82,872
(1) Reported amounts included stock-based compensation expense as follows:

	For the Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Cost of revenue	$1,056	$1,335	$1,484	$2,666	$3,995
Sales and marketing	3,131	3,774	3,004	3,393	6,193
Research and development	180	149	586	1,299	2,800
General and administrative	5,234	8,425	5,678	6,029	7,911
Restructuring and other related costs	—	352	—	2,579	—
Total stock-based compensation	$9,601	$14,035	$10,752	$15,966	$20,899

	As of December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$26,535	$188,570	$185,573	$208,712	$215,382
Working capital(1)	$58,265	$72,538	$218,585	$236,431	$249,590
Total assets	$136,580	$295,372	$306,090	$317,564	$337,120
Other long-term liabilities	$6,540	$4,603	$6,495	$4,311	$4,660
Convertible notes, net	$—	$144,167	$134,775	$126,051	$118,004
Total stockholders' equity	$101,833	$112,109	$126,936	$147,975	$169,347
(1) Working capital is defined as current assets less current liabilities.
The following table presents the calculation of adjusted EBITDA reconciled from “Net loss”:

	For the Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Net loss	$(24,885)	$(29,846)	$(32,126)	$(40,593)	$(95,339)
Provision for income tax expense (benefit)	450	(1,647)	3,429	1,584	482
Interest and other expense, net	6,591	9,886	8,704	9,316	11,008
Depreciation and amortization	16,495	22,588	16,165	13,736	13,219
EBITDA(1)	(1,349)	981	(3,828)	(15,957)	(70,630)
Stock-based compensation	9,601	13,683	10,752	13,387	20,899
Amortization of contract acquisition asset costs - ASC 606 initial adoption	1,529	—	—	—	—
Gain on sale of cost basis equity investment	—	(2,100)	—	—	—
Impairment loss on investment securities	1,958	—	—	—	—
Impairment loss of cost basis equity investment	—	—	4,500	—	—
Adjustments to revenue	—	—	—	350	1,346
Acquisition related costs	—	—	—	—	728
Restructuring and other related costs	209	7,308	—	3,662	3,314
Goodwill and other intangible impairment	—	—	—	—	25,108
Litigation reserve	2,250	—	1,500	—	—
Adjusted EBITDA(1)	$14,198	$19,872	$12,924	$1,442	$(19,235)
(1) ServiceSource believes net income (loss), as defined by GAAP, is the most appropriate financial measure of our operating performance; however, ServiceSource considers adjusted EBITDA to be a useful supplemental, non-GAAP financial measure of our operating performance. We believe adjusted EBITDA can assist investors in understanding and assessing our operating performance on a consistent basis, as it removes the impact of the Company's capital structure and other non-cash or non-recurring items from operating results and provides an additional tool to compare ServiceSource's financial results with other companies in the industry, many of which present similar non-GAAP financial measures.
EBITDA consists of net income (loss) plus provision for income tax (benefit) expense, interest and other expense, net and depreciation and amortization. Adjusted EBITDA consists of EBITDA plus non-cash stock-based compensation, amortization of contract acquisition costs related to the initial adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), gain on sale of cost basis equity investment, impairment loss on investment securities, impairment loss of cost basis equity investment, adjustments to revenue, acquisition related costs, restructuring and other related costs, goodwill and other intangible impairment and litigation reserve.
This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our annual Consolidated Financial Statements and notes thereto appearing elsewhere in this annual report on Form 10-K. MD&A contains forward-looking statements. See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
Overview
ServiceSource International, Inc. is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through our people, processes and technology, we grow and retain revenue on behalf of our clients — some of the world’s leading business-to-business companies — in more than 45 languages. Our solutions help our clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. Our technology platform and best-practice business processes combined with our highly-trained, client-focused revenue delivery professionals and data from 20 years of operating experience enable us to provide our clients greater value for our customer success services than attained by our clients' in-house customer success teams.
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
Implementation Cycle. After entering into an engagement with a new client, and to a lesser extent after adding an engagement with an existing client, we incur sales and marketing expenses related to the commissions owed to our sales personnel. These commissions are generally based on realized revenue that the contract delivers over time with a smaller portion based on the estimated total annual contract value. Commission amounts based on realized revenue are expensed in the period the related revenue is recognized by the Company. Upfront commissions based on estimated total annual contract value are capitalized as Contract acquisition costs and expensed ratably over the expected life of the applicable contract or five years if the contract is between the Company and one of its long-standing clients. We also make upfront investments in technology and personnel to support the engagement.  These upfront commissions and investments are typically incurred one to three months before we begin generating sales and recognizing revenue. Accordingly, in a given quarter, an increase in new clients, and, to a lesser extent, an increase in engagements with existing clients, or a significant increase in the contract value associated with such new clients and engagements, will negatively impact our gross margin and operating margins until we begin to achieve anticipated sales levels associated with the new engagements, which is typically two to three quarters after we begin selling contracts on behalf of our clients.
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
Historically, we earned revenue from the sale of subscriptions to our cloud-based applications. To date, subscription revenue is a small percentage of our total revenue. We terminated most of our subscription contracts and expect revenues generated from subscriptions to be insignificant in 2019.
We generate a significant portion of our revenue from a limited number of clients. Our top ten clients accounted for 67%, 66% and 66% of our net revenue for the years ended December 31, 2018, 2017 and 2016, respectively.
The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, or a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue.
Our business is geographically diversified. During 2018, 60% of our net revenue was earned in NALA, 25% in EMEA and 15% in APJ. Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery center in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography. In addition, our Kuala Lumpur location is a revenue delivery center where we have centralized, for our worldwide operations, the key contract renewal processes that do not require regional expertise, such as client data management and quoting.

Cost of Revenue and Gross Profit
Our cost of revenue includes employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs. Employee compensation includes salary, bonus, benefits and stock-based compensation for our dedicated service sales teams. Our allocated overhead includes costs for facilities, information technology and depreciation, including amortization of internal-use software associated with our selling services revenue technology platform and cloud applications. Allocated costs for facilities consist of rent, maintenance and compensation of personnel in our facilities departments. Our allocated costs for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our client base or business with our existing client base expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed under, “Factors Affecting Our Performance-Implementation Cycle.”
Operating Expenses
Sales and Marketing
Sales and marketing expenses are a significant component of our operating costs and consist primarily of compensation expenses and sales commissions for our sales and marketing staff, amortization of contract acquisition costs, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans generally provide multiple payments of commissions to our sales representatives based in part on the execution of a client contract and then on a percentage of revenue recorded during the first 18 to 21 months of the contract term. Commissions paid as a percentage of recorded revenue is contingent on the sales representatives' continued employment. We generally capitalize the amounts payable upon contract execution and amortize ratably to sales and marketing expense over the estimated contract term for new clients or estimated life of the client for long-standing client relationships. Revenue based commissions are expensed to sales and marketing expense each quarter as revenue is recorded.
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
Restructuring and Other Related Costs
Restructuring and other related costs consist primarily of employees’ severance payments and related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards, related legal fees, asset impairment charges and charges related to leases and other contract termination costs. In February 2019, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, including a headcount reduction. In connection with this restructuring effort, the Company is expected to incur additional costs in severance and other employee related costs during 2019.
Interest and Other Expense, Net
Interest and other expense, net consists of interest expense associated with our convertible notes and revolver, imputed interest from capital lease payments, interest income earned on our cash and cash equivalents and marketable securities, accretion of the debt discount, amortization of debt issuance costs and foreign exchange gains and losses. We recognize accretion of the debt discount and amortization of interest costs using the effective interest rate method. We expect interest expense and other, net to decrease significantly due to the maturity and payoff of our $150.0 million convertible notes in August 2018 and minimal activity expected on our revolver in 2019.

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
Key Financial Results – Full Year Ended December 31, 2018

•	GAAP revenue was $238.3 million, compared with $239.1 million reported for the year ended December 31, 2017.

•	GAAP net loss was $24.9 million or $0.27 per diluted share, compared with GAAP net loss of $29.8 million or $0.33 per diluted share reported for the year ended December 31, 2017.

•	Ended the year with $27.8 million of cash and cash equivalents and restricted cash and no borrowings under the Company’s $40.0 million revolving line of credit.
Results of Operations
For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Net Revenue, Cost of Revenue and Gross Profit

	For the Year Ended December 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$238,340	100%	$239,127	100%	$(787)	—%
Cost of revenue	164,693	69%	163,709	68%	984	1%
Gross profit	$73,647	31%	$75,418	32%	$(1,771)	(2)%
Net revenue decreased by $0.8 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to unexpected client churn and lower end user demand at several clients, offset by expansion and increased production within existing clients.
Cost of revenue increased $1.0 million, or 1%, for the year ended December 31, 2018 compared to the same period in 2017, primarily due to the following:

•
$4.9 million increase in employee related costs primarily due to operational improvements in managed services, new clients and expansion of business with existing clients resulting in an increase in headcount in lower costs locations;

•	$1.3 million increase in facility related costs primarily due to increased headcount; and

•	$0.8 million increase in information technology costs; partially offset by

•
$5.4 million decrease in depreciation and amortization expense primarily due to intangible assets fully depreciated as of January 2018 and internally developed software fully depreciated as of July 2018; and

•	$0.5 million decrease in professional fees.
Operating Expenses

	For the Year Ended December 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$35,600	15%	$33,001	14%	$2,599	8%
Research and development	6,436	3%	5,729	2%	707	12%
General and administrative	47,288	20%	53,087	22%	(5,799)	(11)%
Restructuring and other related costs	209	—%	7,308	3%	(7,099)	(97)%
Total operating expenses	$89,533	38%	$99,125	41%	$(9,592)	(10)%
Sales and Marketing
Sales and marketing expense increased $2.6 million, or 8%, for the year ended December 31, 2018 compared to the same period in 2017, primarily due to the following:

•
$1.8 million increase in amortization of contract acquisition costs due to the adoption of ASC 606, see Notes to the Consolidated Financial Statements “Note 2 - Summary of Significant Accounting Policies” for additional information;

•	$1.3 million increase in employee related costs primarily due to increased headcount and rebuilding of marketing team;

•	$0.3 million increase in facility related costs primarily due to increased headcount; and

•	$0.2 million increase in information technology costs; partially offset by

•	$0.5 million decrease in depreciation and amortization expense primarily due to intangible assets being fully depreciated as of January 2018; and

•	$0.4 million decrease in marketing costs due to re-branding and website updates during 2017 with minimal costs during 2018.
Research and Development
Research and development expense increased $0.7 million, or 12%, for the year ended December 31, 2018 compared to the same period in 2017, primarily due to the following:

•	$1.1 million increase in information technology costs; and

•	$0.5 million increase in employee related costs primarily due to a reduction in capitalizable costs from the migration from Renew OnDemand to PRISM; partially offset by

•	$0.5 million decrease in facility related costs primarily driven by downsizing the San Francisco office; and

•	$0.2 million decrease in professional fees.
Internal-use software development capitalization decreased $1.5 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to the migration from our Renew OnDemand platform to PRISM. We expect to continue to invest in our technology platforms to support our services offering and thus capitalizing internal-use software costs in the future. However, the amount capitalized will depend on the future level of expenditures on our technology platforms.

General and Administrative
General and administrative expense decreased $5.8 million, or 11%, for the year ended December 31, 2018 compared to the same period in 2017, primarily due to the following:

•	$7.1 million decrease in employee compensation costs primarily due to change in executive management and decrease in bonus due to lower revenue attainment; and

•	$0.8 million decrease in facility related costs primarily related to increased headcount in cost of revenues and sales and marketing; partially offset by

•	$2.3 million increase in legal reserves.
Restructuring and Other Related Costs
Restructuring and other related costs decreased $7.1 million, or 97%, for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the restructuring of the Company in May 2017.
Other Expenses

	For the Year Ended December 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(7,396)	(3)%	$(11,683)	(5)%	$(4,287)	(37)%
Other expense, net	$805	—%	$1,797	1%	$(992)	(55)%
Gain on sale of cost basis equity investment	$—	—%	$2,100	1%	$(2,100)	(100)%
Impairment loss on investment securities	$(1,958)	(1)%	$—	—%	$(1,958)	100%
Interest expense decreased $4.3 million, or 37%, for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the repayment of our $150.0 million convertible notes in August 2018.
Other expense, net decreased $1.0 million, or 55%, for the year ended December 31, 2018 compared to the same period in 2017 primarily due a decrease in interest income earned on our short-term investments and foreign currency fluctuations.
During 2017, we sold our equity investment in a private company that we fully impaired in 2016 for proceeds of $2.1 million and recorded the proceeds as a gain.
During 2018, we determined to liquidate the majority of our investment securities during the first half of 2018 to have sufficient cash on hand to repay our $150.0 million convertible notes due August 1, 2018. Based on our decision to sell these investment securities, we determined an other-than-temporary impairment occurred as of March 31, 2018. Consequently, a $2.0 million impairment loss was recorded in our Consolidated Statement of Operations for the year ended December 31, 2018.
Income Tax Provision

	For the Year Ended December 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax (expense) benefit	$(450)	—%	$1,647	1%	$(2,097)	*
* Not considered meaningful.
For the year ended December 31, 2018, we recorded tax expense of $0.5 million. The tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Income tax expense increased $2.1 million for the year ended December 31, 2018 compared to 2017, due to an increase in profitable operations in certain U.S. and foreign jurisdictions as well as no additional release of valuation allowance. As of December 31, 2018, we recorded a full valuation allowance on our state deferred tax assets. No benefit was provided for losses incurred in U.S., Ireland and Singapore because those losses are offset by a full valuation allowance.

For the year ended December 31, 2017, we recorded a tax benefit of $1.6 million. This primarily represents a $2.0 million income tax benefit related to the remeasurement of our indefinite-lived intangible deferred tax liability and release of our valuation allowance for certain net operating loss provisions as enacted under the Tax Cuts and Jobs Act. We also recorded $0.4 million of federal, foreign and state income tax expense. No benefit was otherwise provided for losses incurred in U.S. and Singapore because these losses are offset by a valuation allowance.
For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
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
Cost of revenue decreased $1.4 million, or 1%, for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the following:

•
$4.3 million decrease in employee related costs primarily due to operational improvements in our business that resulted in a reduction in headcount, increased productivity from our revenue generating employees and shifting headcount to lower cost locations;

•	$1.6 million decrease in professional fees; and

•	$1.2 million decrease in information technology costs; partially offset by

•	$4.3 million increase in depreciation and amortization expense; and

•	$1.2 million increase in facility related costs.
Operating Expenses

	For the Year Ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$33,001	14%	$41,972	17%	$(8,971)	(21)%
Research and development	5,729	2%	8,344	3%	(2,615)	(31)%
General and administrative	53,087	22%	52,995	21%	92	—%
Restructuring and other related costs	7,308	3%	—	—%	7,308	100%
Total operating expenses	$99,125	41%	$103,311	41%	$(4,186)	(4)%
Sales and Marketing
Sales and marketing expense decreased $9.0 million, or 21%, for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the following:

•	$8.2 million decrease in employee related costs primarily due to lower headcount resulting from our efforts to better align our cost structure; and

•	$0.4 million decrease in facility related costs.

Research and Development
Research and development expense decreased $2.6 million, or 31%, for the year ended December 31, 2017 compared to the same period in 2016, primarily due our efforts to reduce research and development spend as follows:

•	$4.2 million decrease in employee related costs associated with a decrease in headcount; partially offset by

•	$1.8 million increase in professional fees.
Internal-use software development capitalization decreased $0.5 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the migration from our Renew OnDemand platform to PRISM.
General and Administrative
General and administrative expense increased $0.1 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the following:

•	$2.1 million increase in depreciation and amortization expense;

•
$1.0 million increase in employee related costs primarily related to performance-based restricted stock awards issued during 2016 and 2017, offset by decreases due to shifting headcount to lower cost locations; and

•	$0.7 million increase in information technology spend; partially offset by

•	$1.5 million decrease due to a non-recurring legal reserve recorded during 2016;

•	$1.2 million decrease in professional fees; and

•	$1.1 million decrease in rent and facilities costs driven primarily by downsizing the San Francisco office.
Restructuring and Other Related Costs
Restructuring and other related costs increased $7.3 million, or 100%, for the year ended December 31, 2017 compared to the same period in 2016 due to the restructuring of the Company in May 2017.
Other Expenses

	For the Year Ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(11,683)	(5)%	$(11,030)	(4)%	$653	6%
Other expense, net	$1,797	1%	$2,326	1%	$(529)	(23)%
Impairment loss on cost basis equity investment	$—	—%	$(4,500)	(2)%	$4,500	(100)%
Gain on sale of cost basis equity investment	$2,100	1%	$—	—%	$2,100	100%
Interest expense increased $0.7 million, or 6%, for the year ended December 31, 2017 compared to the same period in 2016 due to the accretion of the debt discount related to our convertible notes issued in August 2013.
Other expense, net decreased $0.5 million, or 23%, for the year ended December 31, 2017 compared to the same period in 2016 primarily due to foreign currency fluctuations.
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
* Not considered meaningful.
For the year ended December 31, 2017, we recorded a tax benefit of $1.6 million. This primarily represents a $2.0 million income tax benefit related to the remeasurement of our indefinite-lived intangible deferred tax liability and release of our valuation allowance for certain net operating loss provisions as enacted under the Tax Cuts and Jobs Act. Historically, we recorded a deferred income tax expense for indefinite lived deferred tax liabilities, as the Company did not have any indefinite lived deferred tax assets. H.R.1 changed the carryover period for federal net operating losses to indefinite, allowing us to utilize future indefinite lived deferred tax assets in the scheduling of valuation allowance.  Our net U.S. deferred tax liability decreased from $2.2 million as of December 31, 2016 to $0.2 million as of December 31, 2017. We also recorded $0.4 million of federal, foreign and state income tax expense. No benefit was otherwise provided for losses incurred in U.S. and Singapore because these losses are offset by a valuation allowance.
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
Liquidity and Capital Resources
Our primary operating cash requirements include the payment of compensation and related costs and costs for our facilities and information technology infrastructure. Historically, we have financed our operations from cash provided by our operating activities, proceeds from common stock offerings and cash proceeds from the exercise of stock options and our employee stock purchase plan. We believe our existing cash and cash equivalents and available funds from our revolving line of credit will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
As of December 31, 2018, we had cash and cash equivalents of $26.5 million, which primarily consisted of demand deposits and money market mutual funds. Included in cash and cash equivalents was $6.3 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of December 31, 2018, the Company had no unremitted earnings from our foreign subsidiaries.
On August 1, 2018, the Company paid in full the $150.0 million senior convertible notes issued in August 2013 using proceeds from its short-term investments and operations.
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
As of December 31, 2018, we did not have any borrowings outstanding under the Revolver. Obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has covenants with which we are in compliance as of December 31, 2018.
Share Repurchase Program
In August 2015, our Board of Directors authorized a stock repurchase program (the "Program") to repurchase up to $30.0 million of our common stock. During the year ended December 31, 2016, the Company repurchased 2.3 million shares of common stock at a weighted-average price of $3.94 per share for an aggregate purchase price of $8.9 million. The Program expired August 2017 and no shares were repurchased under the Program during the year ended December 31, 2017.

Letter of Credit and Restricted Cash
In connection with one of our leased facilities, the Company is required to maintain a $1.2 million letter of credit. The letter of credit is secured by $1.2 million of cash in a money market account, which is classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.
Cash Flows
The following table presents a summary of our cash flows:

	For the Year Ended December 31,
	2018	2017	2016

	(in thousands)
Net cash provided by operating activities	$3,717	$19,797	$4,452
Net cash provided by (used in) investing activities	122,076	(14,815)	(28,914)
Net cash (used in) provided by financing activities	(150,639)	216	937
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(8)	(1,501)	(1,117)
Net change in cash and cash equivalents and restricted cash	$(24,854)	$3,697	$(24,642)
Our total depreciation and amortization expense was comprised of the following:

	For the Year Ended December 31,
	2018	2017	2016

	(in thousands)
Purchased intangible asset amortization	$85	$1,512	$1,512
Internally developed software amortization	8,629	13,298	7,634
Property and equipment depreciation	7,781	7,778	7,019
Depreciation and amortization	16,495	22,588	16,165
Adjustments and other	—	—	(113)
Total depreciation and amortization	$16,495	$22,588	$16,052
Operating Activities
Net cash provided by operating activities of $3.7 million for the year ended December 31, 2018 was primarily the result of $35.1 million of non-cash adjustments of depreciation and amortization, stock-based compensation, restructuring and other related costs and impairment of our investment securities, partially offset by our net loss of $24.9 million and a $6.5 million change in operating assets and liabilities. The $6.5 million net change in operating assets and liabilities consisted of cash used in operations from a $2.4 million decrease in accounts payable, a $4.5 million net decrease in accrued expenses and other liabilities primarily due to payment of bonuses and other employee benefits offset by an increase in estimated legal reserves, a $1.2 million increase in prepaid expenses and other assets primarily due to contract acquisition costs as a result of the adoption of the new revenue recognition standard as of January 1, 2018, partially offset by a $1.7 million decrease in accounts receivable, primarily reflective of increased collections during the period.
Net cash provided by operating activities of $19.8 million for the year ended December 31, 2017 was primarily the result of $46.9 million of non-cash adjustments of depreciation and amortization, stock-based compensation, deferred income tax and restructuring costs, and a $4.8 million net change in operating assets and liabilities, partially offset by our net loss of $29.8 million and a $2.1 million gain on the sale of our cost base equity investment. The $4.8 million net change in operating assets and liabilities consisted of cash provided by operations from a $9.1 million decrease in accounts receivable, primarily reflective of an increase in collections and a decrease of days outstanding, a $2.5 million increase in accounts payable and a $1.7 million decrease in prepaid expenses and other, partially offset by a $5.5 million decrease in accrued expenses and other liabilities, primarily due to payment of bonuses and other employee benefits, and a $2.9 million decrease in deferred revenue.
Net cash provided by operating activities of $4.5 million for the year ended December 31, 2016 was primarily the result of $43.0 million of non-cash adjustments of depreciation and amortization, stock-based compensation, deferred income tax, impairment of cost basis of equity investment and restructuring costs; partially offset by our net loss of $32.1 million and a $6.5 million net change in operating assets and liabilities. The $6.5 million net change in operating assets and liabilities consisted of cash used in operations from a $7.2 million increase in accounts receivable, a $1.6 million decrease in deferred revenue and a $0.7 million increase in prepaid expenses and other assets, partially offset by a $0.9 million increase in accounts payable and a $2.1 million increase in accrued expenses and other liabilities.

Investing Activities
Net cash provided by investing activities increased $136.9 million to $122.1 million during the year ended December 31, 2018 compared to $14.8 million net cash used in investing activities during the same period in 2017, primarily due to the following activities:

•	$137.5 million increase in cash inflows from the purchase, sale and maturity of short-term investments; and

•	$1.5 million decrease in cash outflows related to the acquisition of property and equipment, which includes a $1.5 million of decrease in internally developed software costs; partially offset by

•	$2.1 million in proceeds received during 2017 from the sale of our equity investment in a private company.
Net cash used in investing activities decreased $14.1 million to $14.8 million during the year ended December 31, 2017 compared to $28.9 million during the same period in 2016, primarily due to the following activities:

•	$9.2 million decrease in cash outflows related to the acquisition of property and equipment, which includes $0.5 million of decreased internally developed software costs;

•	$2.8 million decrease in net cash outflows related to the purchase of short-term investments; and

•	$2.1 million increase in cash inflows related to the proceeds from sale of our cost basis equity investment.
Financing Activities
Net cash used in financing activities increased $150.9 million to $150.6 million during the year ended December 31, 2018 compared to $0.2 million net cash provided by financing activities during the same period in 2017, primarily due to the following activities:

•	$150.0 million net increase in cash outflows due to repayment of the convertible notes in August 2018;

•	$0.4 million increase in cash outflows due to repayment of capital lease obligations; and

•	$0.2 million increase in cash outflows due to debt issuance costs incurred on the revolver.
Net cash provided by financing activities decreased $0.7 million to $0.2 million during the year ended December 31, 2017 compared to $0.9 million during the same period in 2016, primarily due to the following activities:

•
$9.8 million decrease in cash inflows due to proceeds of approximately $10.9 million from the exercise of stock options and the employee purchase plan during 2016 compared to proceeds of approximately $1.1 million from the exercise of stock options and the employee purchase plan during 2017; partially offset by

•
$8.9 million decrease in cash outflows due to the repurchase of approximately 2.3 million shares of our common stock at a weighted-average price of $3.94 per share during 2016 and no corresponding activity during 2017.

Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special-purpose entities, which have been established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual obligations primarily consist of obligations under operating lease agreements for office space, capital lease agreements for IT equipment, non-cancelable service contracts and restructuring and other related costs.
The following table summarizes future payments of our contractual obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1- 3 years	4- 5 years	More than 5 years

	(in thousands)
Capital lease obligations	$2,464	$954	$1,510	$—	$—
Operating lease obligations(1)	36,118	10,511	18,628	6,979	—
Service contracts(3)	13,614	7,869	5,730	15	—
Restructuring and other related costs	962	246	491	225	—
Total(2)	$53,158	$19,580	$26,359	$7,219	$—

(1) In January 2018, the Company entered into a sublease with a third-party for our San Francisco office space for the remaining term of the lease. The future minimum payments through November 30, 2022 under the original lease total approximately $7.5 million and future sublease rental income totals approximately $7.7 million over the same period.
(2) Excluded from the table is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. As of December 31, 2018, our liability for unrecognized tax benefits was $0.9 million. Reasonably reliable estimate of the amounts and periods of related future payments cannot be made at this time.
(3) During January 2019 a five year purchase commitment for additional expenditures of $26.1 million was executed.
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
The Company’s significant accounting policies are described in “Notes to the Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies.” These policies were followed in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2018 and are consistent with the year ended December 31, 2017, except for the new accounting policies related to the adoption and application of Accounting Standards Codification Topic 606, as of January 1, 2018.
The Company has identified the following as critical accounting policies. These accounting policies have the most significant impact on our financial condition and results of operations and require management’s most difficult, subjective and/or complex estimates.
Revenue Recognition
The Company derives its revenues primarily from selling and professional services. Other revenues include professional services and subscription services to Renew OnDemand, which phased out in 2017. Revenue is recognized in accordance with ASC 606 when performance obligations identified in a contract are satisfied, which is achieved through the transfer of control of the services to our client.
Selling Services
Selling services primarily consist of variable fees earned from five categories of selling motions: (1) recurring revenue management, (2) customer success activities (3) inside sales efforts, (4) sales enablement services and (5) channel management efforts. The length of a selling services contract is generally 2-3 years.
Professional Services
Professional services primarily consist of fixed fees for providing data integration at scale with our systems and processes, combined with client data enhancement, enablement and optimization. Professional services revenues from fixed consideration are recognized based on proportional performance over the performance period which is typically concluded within 90 days of contract execution.
Multiple Arrangements
The Company enters into contracts with multiple performance obligations that incorporate fixed consideration, pay-for-performance commissions and variable bonus commissions. Judgment is required to estimate the amount of variable consideration to include when estimating the total contract consideration and how to allocate the consideration if one of the distinct performance obligations is not sold at SSP.

Performance Obligations
Revenue is measured based on the consideration specified in a contract. Individual services within a single contract are accounted separately if they are distinct. The total contract consideration, or transaction price, is allocated between the separate services identified in the contract based on their stand-alone selling price ("SSP"). SSP is determined based on a cost plus margin analysis for selling services and a standard hourly rate card for professional services. For professional services that are contractually priced differently from SSP, the Company estimates the SSP using a standard hourly rate card and allocates a portion of the total contract consideration to reflect professional services revenue at SSP.
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
Stock-Based Compensation
We estimate the fair value of stock options granted using the Black-Scholes option-pricing model which relies on estimates and assumptions we make related to the length of time an employee will retain vested stock options before exercising them and the historical volatility of our common stock price.
Stock-based compensation expense for restricted stock units and performance-based restricted stock unit awards is determined using the fair value of our common stock on the date of grant and is recognized on a straight-line basis over the vesting period. Performance-based restricted stock unit awards compensation expense is only recorded if it is probable the performance conditions will be met.
Impairment of Goodwill
We evaluate goodwill for possible impairment at least annually or if indicators of impairment arise, such as significant change in key factors such as the industry and competitive environment, stock price, actual revenue performance year over year, EBITDA and cash flow generation that would more-likely-than-not indicate the carrying amount of such assets may not be recoverable. Significant judgments are required to estimate the fair value of the reporting unit which include estimating future cash flows. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit which could trigger impairment.
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

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets on a jurisdictional basis to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Examples of positive and negative evidence include future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law and prudent and feasible tax planning strategies. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more-likely-than-not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.
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
Recent Accounting Pronouncements
See Notes to the Consolidated Financial Statements “Note 2 — Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the expected dates of adoption and the anticipated impact to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Singapore Dollar, Philippine Peso, Bulgarian Lev and Malaysian Ringgit. To date, we have not entered into any foreign currency hedging contracts, but may consider entering into such contracts in the future. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our solution from our revenue delivery centers. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates. See Item.1A. "Risk Factors" for a description of the risks associated with fluctuations of the foreign currency exchange rate in our foreign operations.
We performed a sensitivity analysis of our foreign currency exposure at December 31, 2018 to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. A 10% appreciation or depreciation for all currencies against the U.S. dollar at December 31, 2018 and December 31, 2017 would not have had a material impact on our results of operations or our cash flows.
Interest Rate Risk
The Revolver bears interest at a per annum rate based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or one-month LIBOR plus 2.00% for Eurodollar borrowings. The effective interest rate on our Revolver was 6.50% as of December 31, 2018. Our overall interest rate sensitivity is influenced by any amounts borrowed on our Revolver and rate fluctuations. As of December 31, 2018, we did not have any borrowings outstanding on the Revolver, therefore a 1% increase in the effective interest rate would not increase interest expense. We may incur additional expense in future periods if we borrow on the Revolver.
Inflation Risk
We do not believe that inflation has a material effect on our business, financial condition or results of operations as of December 31, 2018 and December 31, 2017. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ServiceSource International, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ServiceSource International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ServiceSource International, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
Denver, Colorado
February 28, 2019

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$26,535	$51,389
Short-term investments	—	137,181
Accounts receivable, net	54,284	56,516
Prepaid expenses and other	5,653	6,112
Total current assets	86,472	251,198

Property and equipment, net	36,593	34,119
Contract acquisition costs	2,660	—
Goodwill and intangible assets, net	6,334	6,419
Other assets	4,521	3,636
Total assets	$136,580	$295,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,424	$4,574
Accrued compensation and benefits	15,509	19,257
Convertible notes, net	—	144,167
Deferred revenue	—	1,282
Accrued expenses	3,380	6,640
Other current liabilities	6,894	2,740
Total current liabilities	28,207	178,660

Other long-term liabilities	6,540	4,603
Total liabilities	34,747	183,263

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 92,895 shares issued and 92,774 shares outstanding as of December 31, 2018; 90,380 shares issued and 90,259 shares outstanding as of December 31, 2017	9	8
Treasury stock	(441)	(441)
Additional paid-in capital	369,246	359,347
Accumulated deficit	(267,383)	(246,207)
Accumulated other comprehensive income (loss)	402	(598)
Total stockholders’ equity	101,833	112,109
Total liabilities and stockholders’ equity	$136,580	$295,372
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Net revenue	$238,340	$239,127	$252,887
Cost of revenue	164,693	163,709	165,069
Gross profit	73,647	75,418	87,818
Operating expenses:
Sales and marketing	35,600	33,001	41,972
Research and development	6,436	5,729	8,344
General and administrative	47,288	53,087	52,995
Restructuring and other related costs	209	7,308	—
Total operating expenses	89,533	99,125	103,311
Loss from operations	(15,886)	(23,707)	(15,493)
Interest and other expense, net	(6,591)	(9,886)	(8,704)
Impairment loss on cost basis equity investment	—	—	(4,500)
Gain on sale of cost basis equity investment	—	2,100	—
Impairment loss on investment securities	(1,958)	—	—
Loss before income taxes	(24,435)	(31,493)	(28,697)
Provision for income tax (expense) benefit	(450)	1,647	(3,429)
Net loss	$(24,885)	$(29,846)	$(32,126)
Net loss per common share:
Basic and diluted	$(0.27)	$(0.33)	$(0.37)
Weighted-average common shares outstanding:
Basic and diluted	91,636	89,234	86,318
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net loss	$(24,885)	$(29,846)	$(32,126)
Other comprehensive income (loss)
Available for sale securities:
Unrealized (loss) gain on short-term investments	(705)	(517)	18
Reclassification adjustment for impairment loss included in net loss	1,958	—	—
Net change in available for sale debt securities	1,253	(517)	18
Foreign currency translation adjustments	(253)	710	(1,236)
Other comprehensive income (loss)	1,000	193	(1,218)
Comprehensive income (loss)	$(23,885)	$(29,653)	$(33,344)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	86,893	$8	(121)	$(441)	$331,922	$(183,941)	$427	$147,975
Cumulative effect of stock compensation standard adoption	—	—	—	—	294	(294)	—	—
Adjusted balance at January 1, 2016	86,893	$8	(121)	$(441)	$332,216	$(184,235)	$427	$147,975
Net loss	—	—	—	—	—	(32,126)	—	(32,126)
Other comprehensive loss	—	—	—	—	—	—	(1,218)	(1,218)
Stock-based compensation	—	—	—	—	11,307	—	—	11,307
Issuance of common stock, restricted stock units	1,240	—	—	—	—	—	—	—
Share repurchases	(2,263)	—	—	—	(8,921)	—	—	(8,921)
Proceeds from the exercise of stock options and employee stock purchase plan	2,434	—	—	—	10,866	—	—	10,866
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(947)	—	—	(947)
Balance at December 31, 2016	88,304	$8	(121)	$(441)	$344,521	$(216,361)	$(791)	$126,936
Net loss	—	—	—	—	—	(29,846)	—	(29,846)
Other comprehensive income	—	—	—	—	—	—	193	193
Stock-based compensation	—	—	—	—	14,539	—	—	14,539
Issuance of common stock, restricted stock units	1,755	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	321	—	—	—	1,062	—	—	1,062
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(775)	—	—	(775)
Balance at December 31, 2017	90,380	$8	(121)	$(441)	$359,347	$(246,207)	$(598)	$112,109
Cumulative effect of ASC 606 - initial adoption (Note 2)	—	—	—	—	—	3,709	—	3,709
Adjusted balance at January 1, 2018	90,380	$8	(121)	$(441)	$359,347	$(242,498)	$(598)	$115,818
Net loss	—	—	—	—	—	(24,885)	—	(24,885)
Other comprehensive income	—	—	—	—	—	—	1,000	1,000
Stock-based compensation	—	—	—	—	9,924	—	—	9,924
Issuance of common stock, restricted stock units	2,242	1	—	—	—	—	—	1
Proceeds from the exercise of stock options and employee stock purchase plan	273	—	—	—	759	—	—	759
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(784)	—	—	(784)
Balance at December 31, 2018	92,895	$9	(121)	$(441)	$369,246	$(267,383)	$402	$101,833
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(24,885)	$(29,846)	$(32,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,495	22,588	16,052
Amortization of debt discount and issuance costs	5,868	9,392	8,724
Amortization of contract acquisition costs	1,770	—	—
Amortization of premium on short-term investments	(1,204)	(12)	1,091
Deferred income taxes	33	(1,999)	1,924
Stock-based compensation	9,601	13,683	10,752
Restructuring and other related costs	458	3,063	—
Impairment loss on cost basis equity investment	—	—	4,500
Gain on sale of cost basis equity investment	—	(2,100)	—
Impairment loss on investment securities	1,958	—	—
Other	74	184	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,724	9,060	(7,156)
Deferred revenue	—	(2,872)	(1,589)
Prepaid expenses and other assets	(150)	1,670	(673)
Contract acquisition costs	(1,085)	—	—
Accounts payable	(2,406)	2,487	872
Accrued compensation and benefits	(3,542)	(2,940)	(119)
Accrued expenses	(3,730)	(1,734)	(49)
Other liabilities	2,738	(827)	2,249
Net cash provided by operating activities	3,717	19,797	4,452
Cash flows from investing activities:
Acquisition of property and equipment	(15,604)	(17,110)	(26,337)
Proceeds from sale of cost basis equity investment	—	2,100	—
Purchases of short-term investments	(480)	(56,626)	(102,130)
Sales of short-term investments	133,920	53,315	98,028
Maturities of short-term investments	4,240	3,506	1,525
Net cash provided by (used in) investing activities	122,076	(14,815)	(28,914)
Cash flows from financing activities:
Repayment on capital lease obligations	(413)	(71)	(131)
Repayment of convertible notes	(150,000)	—	—
Debt issuance costs	(201)	—	—
Proceeds from revolving line of credit	32,000	—	—
Repayment of revolving line of credit	(32,000)	—	—
Proceeds from issuance of common stock	759	1,062	10,866
Payments related to minimum tax withholdings on restricted stock unit releases	(784)	(775)	(877)
Repurchase of common stock	—	—	(8,921)
Net cash (used in) provided by financing activities	(150,639)	216	937
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(8)	(1,501)	(1,117)
Net change in cash and cash equivalents and restricted cash	(24,854)	3,697	(24,642)
Cash and cash equivalents and restricted cash, beginning of period	52,633	48,936	73,578
Cash and cash equivalents and restricted cash, end of period	$27,779	$52,633	$48,936
Supplemental disclosures of cash flow information
Cash paid for interest	$2,408	$2,255	$2,260
Income taxes paid, net	$394	$1,400	$1,544
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment accrued in accounts payable and accrued expenses	$506	$108	$98
Increase in contract acquisition costs and benefit to accumulated deficit related to adoption of ASC 606	$3,346	$—	$—
Increase in prepaid expenses and other, other liabilities and benefit to accumulated deficit related to adoption of ASC 606	$363	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company
ServiceSource International, Inc. is a global leader in outsourced, performance-based customer success and revenue growth solutions. Through our people, processes and technology, we grow and retain revenue on behalf of our clients-some of the world’s leading business-to-business companies - in more than 45 languages. Our solutions help our clients strengthen their customer relationships, drive improved customer adoption, expansion and retention and minimize churn. Our technology platform and best-practice business processes combined with our highly-trained, client-focused revenue delivery professionals and data from 20 years of operating experience enable us to provide our clients greater value for our customer success services than attained by our clients' in-house customer success teams.
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
The Company’s significant accounting judgments and estimates include, but are not limited to: revenue recognition, the valuation and recognition of stock-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities and uncertain tax positions, the provision for bad debts, impairment of goodwill and long-lived assets and impairment on investment securities.
The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. Actual results and outcomes may differ from our estimates.
Reclassifications
Certain items on the Consolidated Balance Sheet as of December 31, 2017, the Statement of Stockholders' Equity for the year ended December 31, 2017 and the Statement of Cash Flows for the years ended December 31, 2017 and 2016 have been reclassified to conform to the current year presentation. These reclassifications did not affect the Company's Consolidated Statements of Operations.
Significant Risks and Uncertainties
The Company is subject to certain risks and uncertainties that could have a material and adverse effect on its future financial position or results of operations. The Company’s clients are primarily high-tech companies and a downturn in these industries, changes in clients’ sales strategies, or widespread shift away from end customers purchasing maintenance and support contracts could have an adverse impact on the Company’s consolidated results of operations and financial condition.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company is also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates.
Cash is maintained in demand deposit accounts at U.S., European and Asian financial institutions that management believes are credit worthy. Deposits in these institutions may exceed the amount of insurance provided on these deposits.

Accounts receivable are derived from services performed for clients located primarily in the U.S., Europe and Asia. The Company attempts to mitigate the credit risk in its trade receivables through its ongoing credit evaluation process and historical collection experience. The Company performs a periodic review for specific aging evaluation allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration an analysis of historical bad debts, customers' timeliness on payment and other available information.
Two customers represented 19%, and 14% of accounts receivable as of December 31, 2018. Two customers represented 17% and 15% of accounts receivable as of December 31, 2017.
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
The carrying amount of financial instruments including cash and cash equivalents, restricted cash recorded in other assets, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities. See "Note 4 — Fair Value of Financial Instruments" for additional information on the convertible notes.
Foreign Currency Translation and Remeasurement
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates at the balance sheet date. Net revenue and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive income (loss). For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies are remeasured in U.S. dollars, and any resulting gains and losses are reported in "Interest and other expense, net" in the Consolidated Statements of Operations. For the years ended December 31, 2018, 2017 and 2016, we recorded foreign currency transaction losses of approximately $0.7 million, $1.1 million and $0.5 million, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at their carrying values net of an allowance for doubtful accounts, if applicable. The Company evaluates the ongoing collectability of its accounts receivable based on a number of factors such as the credit quality of its clients, the age of accounts receivable balances, collections experience, current economic conditions and other factors that may affect a client’s ability to pay. In circumstances where the Company is aware of a specific client’s inability to meet its financial obligations to the Company, a specific allowance for doubtful accounts is estimated and recorded, which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. As of December 31, 2018, 2017 and 2016 the allowance for doubtful accounts was immaterial. For the year ended December 31, 2016, the Company charged $0.4 million in expense offset by $0.5 million in recoveries to allowance for doubtful accounts. There was no expense or recoveries for the years ended December 31, 2018 and 2017.
Property and Equipment
The Company records property and equipment at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives for each asset class.
When assets are disposed, the cost and related accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on sale or disposal is reported in "General and administrative" in the Consolidated Statements of Operations.

Lease Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred. The Company’s AROs associated with leasehold improvements at our international office locations, which, at the end of a lease, are contractually obligated to be removed. Our AROs were approximately $1.4 million and $1.0 million as of December 31, 2018 and 2017, respectively. Accretion expense was insignificant for the years ended December 31, 2018, 2017 and 2016.
Capitalized Internal-Use Software
Expenditures related to software developed or obtained for internal use are capitalized and amortized over a period of three to seven years on a straight-line basis. The Company capitalizes direct external costs associated with developing or obtaining internal-use software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees or professional fees for consultants who are directly associated with the development of such applications. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred and are recorded in "Research and development" in the Consolidated Statements of Operations. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time amortization commences.
Goodwill Impairment
Goodwill represents the excess of the purchase price over the estimated fair market value of net identifiable assets of acquired businesses. The Company evaluates goodwill for possible impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. This evaluation includes a preliminary assessment of qualitative factors to determine whether it is necessary to compare the fair value of the reporting unit with its carrying value.  If there are indicators of impairment, the fair value of the reporting unit is compared to its carrying value.  If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference is recorded.
No impairment was recorded for the years ended December 31, 2018, 2017 and 2016.
The carrying value of goodwill for the years ended December 31, 2018 and 2017 was $6.3 million.
Impairment of Long-Lived Assets Including Intangible Assets
The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the long-lived asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the long-lived asset is impaired, an impairment is recognized for the amount by which the carrying value of the asset exceeds its fair value. No impairment was recorded for the years ended December 31, 2018, 2017 and 2016.
Acquired intangible assets are amortized over their useful lives on a straight-line basis which represents the pattern in which the Company derives benefit from the asset.
Cost Basis Equity Investment
In 2013, the Company made an equity investment in a private company for $4.5 million, which represented less than 5% of the outstanding equity of that company. Based on unfavorable growth trends and declining financial performance of this private company, the Company determined that its investment was fully impaired and recorded a $4.5 million impairment during the year ended December 31, 2016. The impairment is included in "Impairment loss on cost basis equity investment" in the Consolidated Statements of Operations. During 2017, the Company sold this investment for $2.1 million in cash and recorded the proceeds as a gain in "Gain on sale of cost basis equity investment" in our Consolidated Statements of Operations.
Operating Leases
The Company’s operating lease agreements for office facilities include provisions for certain rent holidays, tenant incentives and escalations in the base price of the rent payment. The Company records rent holidays and rent escalations on a straight-line basis over the lease term and records the difference between expense and cash payments as deferred rent. Tenant incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term. Deferred rent is included in "Other current liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets.
Deferred Debt Issuance Costs
Debt consists of convertible notes and a revolving line of credit. Discounts and premiums to the principal amounts are included in the carrying value of debt and amortized to “Interest and other expense, net” over the remaining life of the underlying debt. As of December 31, 2017, the unamortized premium balance was approximately $5.3 million. For the years ended December 31, 2018, 2017 and 2016, the amortization of all premiums/discounts resulted in a reduction of interest expense of approximately $5.3 million, $8.6 million and $8.0 million, respectively.

Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Debt issuance costs related to line of credit arrangements are presented as an asset regardless of whether there are any outstanding borrowings on the line of credit arrangement.
Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to “Interest and other expense, net” over the terms of the related loans. Unamortized debt issuance costs were approximately $0.2 million and $0.5 million as of December 31, 2018 and 2017, respectively. Our interest expense for the years ended December 31, 2018, 2017 and 2016 includes approximately $0.5 million, $0.8 million and $0.7 million related to the amortization of loan costs, respectively.
Comprehensive Loss
We report comprehensive loss in our Consolidated Statements of Comprehensive Loss. Amounts reported in “Accumulated other comprehensive income (loss)” consist of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on available-for-sale securities.
Revenue Recognition
The Company provides a comprehensive suite of selling and professional services to its clients. Selling services involves three categories of selling motions: recurring revenue management, customer success activities and inside sales efforts. Recurring revenue management includes hardware and software maintenance contract renewals, subscription renewals and extensions, asset and contract opportunity management, sales enablement and quoting solutions. Customer success activities include onboarding, product adoption, health checks, account management and certain service support. Inside sales efforts include lead generation, qualification and conversion, cross-sell and upsell activities, technology refresh, warranty conversion, win-backs and recaptures, cloud migration and client and asset management. Professional services involves providing data integration at scale with our systems and processes, combined with client data enhancement, enablement and optimization.
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
The Company accounts for individual services within a single contract separately if they are distinct. A service is distinct if it is separately identifiable from other services in the contract and if a client can benefit from the service on its own or with other resources that are readily available to the client. Determining whether these services are considered distinct performance obligations and qualify as a series of distinct performance obligations that represent a single performance obligation requires significant judgment. The total contract consideration, or transaction price, is allocated between the separate services identified in the contract based on their stand-alone selling price ("SSP"). SSP is determined based on a cost plus margin analysis for selling services and a standard hourly rate card for professional services. For professional services that are contractually priced differently from SSP, the Company estimates the SSP using a standard hourly rate card and allocates a portion of the total contract consideration to reflect professional services revenue at SSP.
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
While multiple selling motions in a contract are performed at various times and patterns throughout the month or quarter and the number of closed bookings vary in any given period, each time increment of a service activity is substantially the same and has the same pattern of transfer to the client, and therefore, represents a series of distinct performance obligations that form a single performance obligation. As a result, the Company allocates all variable consideration in a contract to the selling services performance obligation in accordance with the variable consideration allocation exception provisions in ASC 606 (less amounts for which it is probable a significant reversal of revenue will occur when the uncertainties related to the variability are resolved) and applies a single measure of progress to record revenue in the period based on when the output of the variable number of closed bookings occurs or when the variable performance metric is achieved. Judgment is required to estimate the amount of variable consideration to include when estimating the total contract consideration and how to allocate the consideration if one of the distinct performance obligations is not sold at SSP. In addition, significant judgment is required to determine if the variable consideration should be constrained, and to what extent, until the risk of a significant revenue reversal is not probable. The Company also applies the optional disclosure exemptions related to variable consideration and the requirement to disclose the remaining transaction price allocated to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.
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
Impact of Changes in Accounting Policies
The Company adopted the Accounting Standards Codification Topic 606, Revenue from contracts with customers ("ASC 606") as of January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening accumulated deficit balance as of January 1, 2018. As a result, the comparative information throughout these financial statements has not been adjusted and continues to be reported under legacy GAAP as disclosed in our 2017 annual report on Form 10-K. As described above, the Company changed its accounting policy for revenue recognition and certain sales commissions. The qualitative and the quantitative impact of adopting ASC 606 revenue recognition is presented below in "New Accounting Standards Adopted."
Selling Services
The Company historically recognized all performance based fees in the period when the specific performance criteria was achieved. Under ASC 606, in certain circumstances the Company estimates the variable fees for which it is probable that a significant reversal will not occur and recognizes these estimated variable fees over the estimated contract life. For certain contracts, this could result in the recognition of the performance-based fees sooner than under the Accounting Standards Codification Topic 605 ("ASC 605" or "legacy GAAP").
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
Advertising Costs
Advertising costs are expensed as incurred and are reported in "Sales and marketing" in the Consolidated Statements of Operations. Advertising costs for the years ended December 31, 2018, 2017 and 2016 were approximately $0.1 million, $0.2 million and $0.1 million, respectively.
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
Stock-Based Compensation
The Company issues share-based awards to employees and directors. Awards are measured at fair value on the grant date and amortized to compensation expense over the service period during which the awards fully vest. Such expense is included in our Consolidated Statements of Operations, see "Note 10 — Stockholders' Equity" for additional information. Forfeitures are recognized as incurred. Options issued are valued using the Black-Scholes option-pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk-free interest rate.
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
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options, non-vested restricted stock and shares to be purchased under our 2011 Employee Stock Purchase Plan ("ESPP").
The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 6.7 million, 7.1 million and 7.7 million shares for the years ended December 31, 2018, 2017 and 2016, respectively, because their effect would have been anti-dilutive.

New Accounting Standards Issued but not yet Adopted
Comprehensive Income
In February 2018, the Financial Accounting Standard Board ("FASB") issued an Accounting Standard Update ("ASU") that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this standard will not have a material impact on the Company.
Leases
In February 2016, the FASB issued an ASU that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Leases in which the Company is the lessee will generally be accounted for as operating leases and we will record a lease asset and a lease liability. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018 and will be applied using a modified retrospective approach with optional practical expedients. Early adoption of the standard is permitted. The Company will adopt the standard January 1, 2019 and expects to elect the package of practical expedients, accounting for leases with contractual terms less than 12 months as short-term leases and the transition relief option to apply legacy GAAP to periods prior to the standard’s effective date. The adoption of the standard will result in an increase in total assets and total liabilities of approximately 20% and 95%, respectively, to our Consolidated Balance Sheet as of January 1, 2019 and will not have a material impact to our Consolidated Statements of Operations.
New Accounting Standards Adopted
Restricted Cash
In November 2016, the FASB issued an ASU that requires companies to combine restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard effective January 1, 2018 and the effects of this standard were applied retrospectively to all prior periods presented within these Consolidated Financial Statements. As a result, we include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period balances on our Consolidated Statements of Cash Flows. For the years ended December 31, 2018 and 2017 the effect of the change in accounting principle was an increase in cash and cash equivalents and restricted cash of $1.2 million, on our Consolidated Statements of Cash Flows.
Goodwill Impairment
In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test which compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU does not change impairment indicators or the qualitative assessment. This standard is effective for fiscal years beginning after December 15, 2019 and is required to be adopted using a prospective approach. Early adoption is permitted beginning with interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company adopted this standard prospectively effective October 1, 2018. The adoption of this standard did not have an impact on the Company’s Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers" which amended the existing FASB ASC 605 and created ASC 606. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in amounts that reflect the consideration the entity expects to receive in exchange for those goods or services. ASC 606 also specifies the incremental costs of obtaining a contract with a customer and the costs of fulfilling a contract with a customer (if those costs are not within the scope of another Topic or Sub-Topic) should be deferred and recognized over the appropriate period of contract performance if they are expected to be recovered. In addition, ASC 606 requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The most significant impact to the Company's financial position and results of operations is the timing of expense recognition for certain sales commissions and to a lesser extent, the timing of revenue recognition for certain contracts that include certain performance-based fees. See below for additional information regarding the application of this new standard and its impact on our Consolidated Financial Statements.

The Company adopted this standard effective January 1, 2018 utilizing the modified retrospective approach, or the cumulative catch-up transition method and applied ASC 606 to all contracts not completed as of January 1, 2018. The initial adoption impact to the Company’s financial position was not material. Under the transition guidance, the Company recorded a $3.3 million contract acquisition asset and corresponding offset to the opening accumulated deficit balance related to previously expensed sales commissions. The Company expensed $1.5 million of the $3.3 million asset in 2018 and will expense the remainder of the asset over the next five years as follows: $0.9 million in 2019, $0.6 million in 2020, and $0.3 million in 2021 and beyond. Additionally, the Company recorded a $0.4 million net contract asset and corresponding offset to the opening accumulated deficit balance related to previously unrecognized revenue under legacy GAAP which would have been recognized in periods prior to 2018 under ASC 606.
The following tables summarize the impact of adopting ASC 606 on the Company's Consolidated Financial Statements:
Consolidated Balance Sheet

	December 31, 2018
	As reported	ASC 606 adjustments	Balances prior to adoption

	(in thousands)
Accounts receivable, net	$54,284	$80	$54,364
Prepaid expenses and other	$5,653	$(167)	$5,486
Contract acquisition costs	$2,660	$(2,660)	$—
Other assets	$4,521	$(30)	$4,491
Deferred revenue	$—	$1,172	$1,172
Other current liabilities	$6,894	$(1,073)	$5,821
Accumulated deficit	$(267,383)	$(2,876)	$(270,259)
Consolidated Statement of Operations

	For The Year Ended December 31, 2018
	As Reported	ASC 606 adjustments	Balances prior to adoption

	(in thousands)
Net revenue	$238,340	$145	$238,485
Sales and marketing	$35,600	$(688)	$34,912
Net income (loss)	$(24,885)	$833	$(24,052)
Consolidated Statement of Cash Flows

	For The Year Ended December 31, 2018
	As Reported	ASC 606 adjustments	Balances prior to adoption

	(in thousands)
Net income (loss)	$(24,885)	$833	$(24,052)
Amortization of contract acquisition cost	$1,770	$(1,770)	$—
Accounts receivable, net	$1,724	$(80)	$1,644
Deferred revenue	$—	$1,172	$1,172
Prepaid expenses and other	$(150)	$(167)	$(317)
Contract acquisition costs	$(1,085)	$1,085	$—
Other liabilities	$2,738	$(1,073)	$1,665
Note 3 — Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Balance as of December 31, 2016	$6,050	$(4,452)	$1,598
Balance as of December 31, 2017	$6,050	$(5,965)	$85

As of December 31, 2018, the intangible assets were written off and amortization expense for the year ended December 31, 2018 was approximately $0.1 million. Amortization expense was approximately $1.5 million for each of the years ended December 31, 2017 and 2016, respectively.
Note 4 — Fair Value of Financial Instruments
Cash and Cash Equivalents and Short-term Investments
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. Short-term investments consist of readily marketable debt securities with a remaining maturity of more-than three months from the time of purchase. The Company classifies its cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company's daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method. The Company recognized realized gains of $0.03 million and losses of $0.2 million from the sale of available-for-sale-securities for the year ended December 31, 2018. The Company recognized realized gains of $0.1 million and losses of $0.1 million from the sale of available-for-sale-securities for the year ended December 31, 2017. Gains and losses on available-for-sale securities are recorded in "Other income (expense), net" in the Consolidated Statements of Operations. There were no transfers between levels during the years ended December 31, 2018 and 2017.
The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more-likely-than-not it will be required to sell the investment before recovery of the investment’s cost basis. The Company liquidated its investment securities during 2018 to repay the $150.0 million convertible notes that matured August 1, 2018. Based on our decision to sell the investment securities, we determined an other-than-temporary impairment occurred and a $2.0 million impairment loss was recorded in our Consolidated Statement of Operations for the year ended December 31, 2018.

The following tables present the Company's cash and cash equivalents and short-term investments by significant investment category measured at fair value on a recurring basis:
As of December 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Level 1:
Cash	$10,658	$—	$—	$10,658
Money market mutual funds	15,877	—	—	15,877
Cash and cash equivalents	$26,535	$—	$—	$26,535
As of December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Level 1:
Cash	$48,712	$—	$—	$48,712
Money market mutual funds	2,677	—	—	2,677
Cash and cash equivalents	51,389	—	—	51,389
Level 2:
Short-term investments:
Corporate bonds	55,763	1	(346)	55,418
U.S. agency securities	34,640	—	(410)	34,230
Asset-backed securities	21,739	—	(127)	21,612
U.S. Treasury securities	26,292	—	(371)	25,921
Total short-term investments	138,434	1	(1,254)	137,181
Cash and cash equivalents and short-term investments	$189,823	$1	$(1,254)	$188,570
The Company had restricted cash of $1.2 million in "Other assets" in the Consolidated Balance Sheets as of December 31, 2018 and 2017. The restricted cash is classified within Level 1.
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
The Company did not have any other financial instruments or debt measured at fair value as of December 31, 2018 and 2017.
Note 5 — Property and Equipment, Net
Property and equipment, net were comprised of the following:

		December 31,
	Depreciable Life	2018	2017

		(in thousands)
Computers and equipment	2 - 5 years	$20,213	$22,186
Software(1)	3 - 7 years	58,962	72,147
Furniture and fixtures	7 years	9,674	11,606
Leasehold improvements	Lesser of estimated useful life or life of lease	20,237	19,574
Property and equipment		109,086	125,513
Less: accumulated depreciation and amortization		(72,493)	(91,394)
Property and equipment, net		$36,593	$34,119
(1) Includes capitalized internally developed software.

Depreciation and amortization expense related to property and equipment, which includes amortization expense for internally developed software and capital leases, was $16.4 million, $21.1 million and $14.6 million, respectively, during the years ended December 31, 2018, 2017 and 2016.
The Company capitalized costs of approximately $11.1 million, $12.6 million and $13.1 million during the years ended December 31, 2018, 2017 and 2016, respectively, related to internally developed software. As of December 31, 2018 and 2017, the carrying value of capitalized costs related to internally developed software, net of accumulated amortization, was $18.9 million and $16.5 million, respectively. Amortization expense related to internally developed software was $8.6 million, $13.3 million and $7.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Note 6 — Other Current and Long-Term Liabilities
Other current liabilities were comprised of the following:

December 31, 2018
(in thousands)
Legal reserve	$3,750
Capital lease obligations	954
Contract liability	873
Deferred rent	735
ESPP withholdings	384
Other liabilities	198
Total	$6,894
Other long-term liabilities were comprised of the following:

December 31, 2018
(in thousands)
Deferred rent	$2,573
Capital lease obligations	1,510
Asset retirement obligations	1,368
Accrued restructuring costs	716
Deferred tax liability	268
Other accrued costs	105
Total	$6,540
Note 7 — Revenues, Contract Asset and Liability Balances and Contract Acquisition Costs
The following tables present the disaggregation of revenue from contracts with our clients:
Revenue by Performance Obligation

For the Year Ended December 31,
(in thousands)
Professional services	$3,949
Selling services	234,391
Total revenue	$238,340

Revenue by Geography

For the Year Ended December 31,
(in thousands)
APJ	$34,593
EMEA	60,600
NALA	143,147
Total revenue	$238,340
Revenue by Contract Pricing

For the Year Ended December 31,
(in thousands)
Variable consideration	$161,129
Fixed consideration	77,211
Total revenue	$238,340
Contract Balances
Once the Company obtains a client contract, the timing of satisfying performance obligations and the receipt of client consideration can be different and will give rise to contract assets and contract liabilities. Contract assets relate to the Company’s conditional rights to consideration for services provided but not yet billable at the reporting date. Accounts receivable balances reflected in the Consolidated Balance Sheet as of December 31, 2018 represent the Company’s unconditional rights to consideration for services provided. Contract asset amounts are transferred to accounts receivables when the rights become unconditional, typically in the same period control of services is transferred to the client and the amount is contractually billable. Contract liabilities primarily relate to the advance consideration received from clients for fixed consideration contracts where transfer of control of the services has not yet occurred. Contract liability balances generally convert to revenue upon either the satisfaction of professional services obligations or when services under fixed consideration contracts are transferred to the client, typically within six months of being recorded. The contract asset and liability balances as of December 31, 2018 totaled $0.2 million and $0.9 million, respectively. These contract balances are reflected in "Prepaid expenses and other", "Other assets" and "Other current liabilities" in the Consolidated Balance Sheet as of December 31, 2018.
Transaction Price Allocated to Remaining Performance Obligations
The Company applies the optional disclosure exemption related to variable consideration and the requirement to disclose the remaining transaction price allocated to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation. However, for contracts structured with fixed consideration, this optional disclosure is not available. The Company typically invoices selling services fixed consideration in monthly or quarterly installments over the contract term, which is typically 12 months or less. Contracts with fixed consideration are generally with long-standing client relationships and typically renew annually. Assuming none of the Company’s current contracts with fixed consideration are renewed, we estimate receiving approximately $59.5 million in future selling services fixed consideration as of December 31, 2018. Professional services revenues from fixed consideration are based on proportional performance which is typically concluded within 90 days of contract execution. The Company typically bills professional services upfront upon obtaining a client contract. As of December 31, 2018, we estimate $0.3 million in professional services fixed consideration remaining to be recognized through 2019.
Contract Acquisition Costs
Certain commissions paid to the Company's sales team upon obtaining a client contract are incremental and recoverable, and capitalized as contract acquisition costs. Under the transition guidance, the Company recorded a $3.3 million contract acquisition asset and corresponding offset to the opening accumulated deficit balance related to previously expensed sales commissions. The Company expensed $1.5 million of the $3.3 million asset in 2018 and will expense the remainder of the asset over the next five years as follows: $0.9 million in 2019, $0.6 million in 2020, and $0.3 million in 2021 and beyond.
During the year ended December 31, 2018, the Company capitalized an additional $1.1 million of sales commissions as contract acquisition costs related to contracts obtained during the period. The Company recorded $0.2 million of amortization for the year ended December 31, 2018 related to amounts capitalized in 2018. The weighted-average remaining amortization period related to total capitalized costs was approximately 2.2 years.

The Company's impairment recognized on the contract costs was insignificant for the year ended December 31, 2018. Contract acquisition costs amortization is included in "Sales and marketing" in the Consolidated Statements of Operations.
Applying the practical expedient for amortization periods one year or less, the Company recognizes any incremental costs of obtaining contracts as expense when the cost is incurred. These costs are included in "Sales and marketing" in the Consolidated Statements of Operations.
Note 8 — Debt
Senior Convertible Notes
In August 2013, the Company issued senior convertible notes (the "Notes") in exchange for gross proceeds of $150.0 million. The Notes bore interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1, beginning February 1, 2014. On August 1, 2018, the Company paid in full the $150.0 million Notes using proceeds from its short-term investments and operations.
Revolving Line of Credit
During July 2018, the Company entered into a $40.0 million senior secured revolving line of credit (the “Revolver”) that allows us to borrow against our domestic receivables as defined in the credit agreement. The Revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or one-month LIBOR plus 2.00% for Eurodollar borrowings. As of December 31, 2018, the Company did not have any borrowings outstanding on the Revolver and therefore have no future obligations.
The obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has covenants with which the Company is in compliance as of December 31, 2018.
Interest Expense
For the years ended December 31, 2018, 2017 and 2016 interest expense was approximately $7.4 million, $11.7 million and $11.0 million, respectively.
Note 9 — Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under non-cancelable operating lease agreements with various expiration dates through November 2023. Rent expense for the years ended December 31, 2018, 2017 and 2016 was approximately $12.1 million, $10.6 million and $11.3 million, respectively. Rental income for the year ended December 31, 2018 was approximately $1.6 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
The Company entered into various leases during the year ended December 31, 2018 as follows:

Location	Execution Date
San Francisco sublease	January 2018
San Francisco	April 2018
Philippines	July 2018
Bulgaria	October 2018
Capital Leases
The Company has capital lease agreements collateralized by the underlying property and equipment that expire through 2021. As of December 31, 2018 and December 31, 2017, the Company had capital leases totaling $2.5 million and $0.1 million, respectively, reflected in "Other current liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets. The accumulated depreciation related to assets under capital lease as of December 31, 2018 and December 31, 2017 was $1.0 million and $0.4 million, respectively.
During 2018, the Company entered into three separate contracts to finance software licenses and IT equipment.

Future minimum payments under non-cancelable operating leases, non-cancelable service contract commitments, capital leases, and rental income under a non-cancelable operating sublease as of December 31, 2018 were as follows:

Fiscal Year	Operating Leases	Operating Sublease	Other Commitments(1)	Capital Leases

	(in thousands)
2019	$10,511	$1,875	$7,869	$954
2020	9,581	1,932	5,188	945
2021	9,047	1,989	542	565
2022	5,997	1,878	15	—
2023	982	—	—	—
Total	$36,118	$7,674	$13,614	$2,464
(1) During January 2019 a five year purchase commitment for additional expenditures of $26.1 million was executed.
Letter of Credit
In connection with one of our leased facilities, the Company is required to maintain a $1.2 million letter of credit. The letter of credit is secured by $1.2 million of cash in a money market account, which is classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of December 31, 2018 and 2017, the Company accrued a $3.8 million and $1.5 million, respectively, reserve relating to our potential liability for currently pending disputes, reflected in "Other current liabilities" in the Consolidated Balance Sheets.
On August 23, 2016, the United States District Court for the Middle District of Tennessee granted conditional class certification in a lawsuit originally filed on September 21, 2015 by three former senior sales representatives. The lawsuit, Sarah Patton, et al v. ServiceSource Delaware, Inc., asserts a claim under the Fair Labor Standards Act alleging that certain non-exempt employees in our Nashville location were not paid for all hours worked and were not properly paid for overtime hours worked.  The complaint also asserts claims under Tennessee state law for breach of contract and unjust enrichment; and, on September 28, 2018, the plaintiffs filed a motion to certify the state law breach of contract and unjust enrichment claims as a class action.  A settlement of all claims was reached at mediation, and the motion for required court approval of the settlement was filed on January 24, 2019.  The Company anticipates Court approval of the settlement and conclusion of the lawsuit in the coming months.
Note 10 — Stockholders' Equity
Share Repurchase Program
In August 2015, our Board of Directors authorized a stock repurchase program (the "Program") to repurchase up to $30.0 million of our common stock. During the year ended December 31, 2016, the Company repurchased 2.3 million shares of common stock at a weighted-average price of $3.94 per share for an aggregate purchase price of $8.9 million. The Program expired August 2017 and no shares were repurchased under the Program during the year ended December 31, 2017.
Equity Plans
The Company maintains the 2011 Equity Incentive Plan (the “2011 Plan”). The Company’s Board of Directors, by delegation to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom options, restricted stock units or restricted stock awards may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant
At the end of each fiscal year, the share reserve under the 2011 Plan has the option to increase to the lessor of an amount equal to 4% of the outstanding shares as of the end of that fiscal year, 3.8 million shares or a lesser number of shares determined by the Company’s Board of Directors. As of December 31, 2018, there were approximately 11.9 million shares available for grant under the 2011 Plan.

Stock options are recorded at fair value on the date of grant date using the Black-Scholes option-pricing model and generally vest ratably over a four-year period. Vested options may be exercised up to ten years from the grant date, as defined in the 2011 Plan. Vested but unexercised options expire 90 days after termination of employment with the Company. Stock-based compensation expense is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests.
Restricted stock units are recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which the stock vests. Restricted stock units generally vest ratably over four years with vesting contingent upon employment of the Company.
2018 PSU Awards
During March 2018, the Company granted performance-based restricted stock unit awards under the 2011 Plan to certain key executives (the “2018 PSU Awards”). For each 2018 PSU Award, a number of restricted stock units became eligible to vest based on the levels of achievement of certain performance-based conditions, and those restricted stock units that became eligible to vest will vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, except as otherwise provided under certain termination and change-in-control provisions in each award agreement. The aggregate target number of restricted stock units subject to the 2018 PSU Awards was 1.0 million, with an aggregate grant date fair value of $3.9 million.
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
2017 PSU Awards
During the second quarter of 2017, the Company granted performance-based restricted stock unit awards under the 2011 Plan to certain key executives (the “2017 PSU Awards”). For each 2017 PSU Awards contain similar performance and vesting conditions as the 2018 PSU Awards. The aggregate target number of restricted stock units subject to the 2017 PSU Awards was 1.0 million, with an aggregate grant date fair value of $3.7 million. Upon the filing of the Company’s 2017 form 10-K on March 3, 2018, an additional 0.1 million shares with a grant date fair value of $0.2 million became eligible to vest under the 2017 PSU Awards. The 2017 PSU Awards are expensed over the two-year vesting term using the accelerated attribution method.
2016 PSU Awards
During the third quarter of 2016, the Company granted performance-based restricted stock unit awards under the 2011 Plan to certain key executives (the “2016 PSU Awards”). The 2016 PSU Awards contain similar performance and vesting conditions as the 2017 PSU Awards. The aggregate target number of restricted stock units subject to the 2016 PSU Awards was 1.0 million with an aggregate grant date fair value of $5.1 million. Upon the filing of the Company’s 2016 form 10-K on March 6, 2017, an additional 0.2 million shares with a grant date fair value of $1.2 million became eligible to vest under the 2016 PSU Awards. The 2016 PSU Awards are expensed over the two-year vesting term using the accelerated attribution method.
Fair Value of Stock Options and Restricted Units
The estimated fair value of stock options and restricted stock units granted during the years ended December 31, 2018, 2017 and 2016, was approximately $17.4 million, $11.5 million and $13.3 million, respectively.
The fair value of each grant of options during 2018, 2017 and 2016 was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.
Expected Term - The expected term represents the period that the Company’s share-based awards are expected to be outstanding. The Company calculates the expected term based on the average of the weighted-average vesting term and contractual term.

Expected Volatility - The expected volatility is based on the historical stock volatility of the Company's own common shares.
Risk-Free Interest Rate - The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues for each option grant date with maturities approximately equal to the option’s contractual term.
Expected Dividend Yield - The Company has not paid dividends on its common shares nor does it expect to pay dividends in the foreseeable future.
The weighted-average Black-Scholes option-pricing model assumptions were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Expected term (in years)	5.0	5.0	5.0
Expected volatility	58%	59%	58%
Risk-free interest rate	2.70%	1.87%	1.23%
Expected dividend yield	0.00%	0.00%	0.00%
Employee Stock Purchase Plan
The Company’s ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of the Company’s common stock on the first and last trading days of each six-month offering period.
The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes option-pricing model and the straight-line attribution approach. The following weighted-average assumptions were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	39% - 55%	29% - 66%	38% - 52%
Risk-free interest rate	1.79% - 2.37%	0.65% - 1.21%	0.42% - 0.56%
Expected dividend yield	0.00%	0.00%	0.00%
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
At the end of each fiscal year, the share reserve for ESPP has the option to increase to the lesser of an amount equal to one percent of the outstanding shares as of the end of that fiscal year, 1.5 million shares or an amount determined by the Company’s Board of Directors. As of December 31, 2018, 2.4 million shares had been issued under the ESPP and 4.3 million shares were available for future issuance.

Stock Awards Issued to Employees
The following table presents total options outstanding, granted, exercised, expired or forfeited, as well as total options exercisable:

	Shares	Weighted-Average Option Price Per Share	Weighted-Average Fair Value of Options Granted During the Year	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands)				(in thousands)
Issued and outstanding as of December 31, 2015	10,616	$4.79
Granted	709	$4.11	$2.05
Options exercised	(2,111)	$4.62			$1,455
Expired and/or Forfeited	(1,719)	$5.43
Issued and outstanding as of December 31, 2016	7,495	$4.63
Granted	173	$3.63	$1.86
Options exercised	(14)	$4.86			$8
Expired and/or Forfeited	(1,143)	$5.31
Issued and outstanding as of December 31, 2017	6,511	$4.48
Granted	2,652	$1.33	$0.68
Options exercised	(31)	$3.21			$32
Expired and/or Forfeited	(1,616)	$4.66
Issued and outstanding as of December 31, 2018	7,516	$3.34		4.78	$—
Options exercisable as of December 31, 2018	4,645	$4.44		1.73	$—
The total estimated fair value of options vested during the years ended December 31, 2018, 2017, and 2016 was $1.8 million, $2.5 million and $3.7 million, respectively.
The following table summarizes additional information concerning our restricted stock units and performance-based restricted stock units awards:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2017	5,027	$3.98
Granted	4,920	$3.25
Vested(1)	(2,528)	$4.19
Forfeited	(1,750)	$3.87
Unvested as of December 31, 2018	5,669	$3.29
(1) 2,295 shares of common stock were issued for restricted stock units vested, 53 shares were canceled and returned and the remaining 233 shares were withheld for taxes.
The total estimated fair value of restricted stock units and performance-based restricted stock unit awards vested during the years ended December 31, 2018, 2017 and 2016 was $8.6 million, $7.3 million and $6.2 million.

The following table presents stock-based compensation expense as allocated within the Company’s Consolidated Statements of Operations:

	For the Year Ended December 31,
	2018	2017	2016

	(in thousands)
Cost of revenue	$1,056	$1,335	$1,484
Sales and marketing	3,131	3,774	3,004
Research and development	180	149	586
General and administrative	5,234	8,425	5,678
Restructuring and other related costs	—	352	—
Total stock-based compensation	$9,601	$14,035	$10,752
The above table does not include approximately $0.3 million, $0.5 million and $0.6 million of capitalized stock-based compensation related to internal-use software for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, there was approximately $16.1 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2011 Plan, which is expected to be recognized over a weighted-average period of 2.60 years.
Note 11 — Employee Benefit Plan
The Company maintains a 401(k) defined contribution plan that covers eligible employees. Employer matching contributions, which may be discontinued at the Company’s discretion, were approximately $1.5 million, $1.5 million and $1.7 million, during the years ended 2018, 2017 and 2016, respectively.
Note 12 — Income Taxes
Loss from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows:

	For the Year Ended December 31,
	2018	2017	2016

	(in thousands)
U.S.	$(25,298)	$(28,463)	$(32,499)
International	863	(3,030)	3,802
Loss before provision for income taxes	$(24,435)	$(31,493)	$(28,697)
The income tax provision consisted of the following:

	For the Year Ended December 31,
	2018	2017	2016

	(in thousands)
Current:
Federal	$309	$94	$279
Foreign	70	46	1,112
State and local	38	212	89
Total current income tax provision (benefit)	417	352	1,480
Deferred:
Federal	(82)	(1,645)	129
Foreign	85	(5)	(54)
State and local	30	(349)	1,874
Total deferred income tax provision	33	(1,999)	1,949
Income tax provision	$450	$(1,647)	$3,429

The following table provides a reconciliation of income taxes provided at the federal statutory rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to the income tax provision:

	For the Year Ended December 31,
	2018	2017	2016

	(in thousands)
U.S. income tax at federal statutory rate	$(5,131)	$(11,012)	$(10,046)
State income taxes, net of federal benefit	(857)	(650)	(170)
Section 956 inclusion	191	—	2,976
Share-based compensation	610	(21)	(882)
Foreign tax rate differential	(212)	1,748	5,038
Permanent differences	265	926	383
Tax Cuts and Jobs Act	—	37,042	—
Tax credits	(80)	(5)	(111)
Federal rate change	—	—	(1,954)
Return to provision	—	(407)	1,068
Adjustment to opening deferreds	—	—	2,009
Valuation allowance	4,203	(29,334)	4,458
Other, net	1,461	66	660
Income tax provision (benefit)	$450	$(1,647)	$3,429
In November 2015, the Philippine Economic Zone Authority granted a four year tax holiday to the Company's Philippine affiliate, commencing with its fiscal year beginning January 1, 2016. The earnings per share benefit in 2018, 2017, and 2016 was not material.
In December 2013, Malaysia granted a ten year tax holiday to the Company’s Malaysia affiliate, commencing with its fiscal year beginning January 1, 2014. This resulted in a tax benefit in fiscal 2013 of approximately $0.2 million from the elimination of the Malaysia subsidiary’s deferred tax liabilities. The earnings per share benefit in 2018, 2017 and 2016 was not material.
The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2018 and 2017. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods:

	December 31,
	2018	2017

	(in thousands)
Deferred tax assets:
Accrued liabilities	$4,841	$3,847
Share-based compensation	2,887	3,904
Net operating loss carryforwards	71,797	65,958
Tax credits	7,400	6,860
Amortization of tax intangibles	981	2,842
Interest	827	—
Other, net	—	355
Total deferred tax assets	88,733	83,766
Deferred tax liabilities:
Property and equipment	(3,086)	(811)
Convertible notes costs	—	(263)
Other, net	(119)	—
Total deferred tax liabilities	(3,205)	(1,074)
Net deferred tax assets	85,528	82,692
Less: Valuation allowance	(85,796)	(82,923)
Net deferred tax liabilities	$(268)	$(231)

As of December 31, 2018 and 2017, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not (a probability level of more than 50 percent) that the asset will not be realized. In assessing the realization of the Company's deferred tax assets, management considers all available evidence, both positive and negative.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2018. Accordingly, a valuation allowance of $85.8 million has been recorded to offset this deferred tax asset. The change in valuation allowance for the years ended December 31, 2018 and 2017 was a decrease of $2.9 million and a decrease of $29.0 million, respectively.
The Company also maintains a deferred tax liability related to indefinite lived intangible assets in jurisdictions which the Company does not have indefinite lived deferred tax assets, as reversal of the taxable temporary difference cannot serve as a source of income for realization of the non-indefinite deferred tax assets, because the deferred tax liability will not reverse until the asset is sold or written down due to impairment.
ASC 606
The Company adopted ASC 606 on January 1, 2018. Under ASC 606, the Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. Upon adoption, no change in retained earnings was recorded related to income taxes as the Company maintains a full valuation allowance. An adjustment of $1.0 million was recorded as a deferred tax liability and a corresponding reduction to the valuation allowance. See "Note 2 - Summary of Significant Accounting Policies” for additional information about the non-income tax impact of adoption of ASC 606.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the "Act") was enacted in the U.S. on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In 2017, we recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because we had not yet completed our enactment-date accounting for these effects.
SAB 118 Measurement Period
We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017. As of December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income. As of December 31, 2018, we completed our accounting for all of the enactment-date income tax effects of the Act. As further discussed below, during 2018, we did not recognize adjustments to the provisional amounts recorded as of December 31, 2017 as all changes were off-set by our valuation allowance.
One-time Transition Tax
The one-time transition tax is based on our total post-1986 earnings and profits ("E&P"), the tax on which we previously deferred from U.S. income taxes under U.S. law. We had estimated a deficit in post 1986 E&P with no income tax expense recorded.
Upon further analysis of the Act and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018. Our provisional amount did not change; therefore, there was no adjustment to tax expense or valuation allowance.
Deferred Tax Assets and Liabilities
As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (generally 21%), by recording a provisional expense $37.0 million, with a valuation allowance release of $39.2 million for a net benefit of $2.1 million.
Upon further analysis of certain aspects of the Act and refinement of our calculations for the year ended December 31, 2018, we found no other adjustments were necessary.

Global Intangible Low-Taxed Income ("GILTI")
The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.
We have elected to account for GILTI in the year the tax is incurred.
As of December 31, 2018, the Company had $2.6 million of U.S. federal research and development credits which expire beginning in 2031, and $3.7 million of California research and development credits which do not expire. The Company also has $0.5 million of California Enterprise Zone Credits which expire beginning in 2023 if not utilized, and $1.5 million of other state tax credits which expire beginning in 2024 if not utilized.
As of December 31, 2018, the Company had net operating loss carryforwards of approximately $273.6 million for federal income tax purposes and approximately $453.4 million for state income tax purposes. These losses are available to reduce taxable income and expire at various dates beginning in 2024 for federal income tax purposes and 2021 for state income tax purposes. The Company also has foreign net operating loss carryforwards of approximately $11.0 million which are indefinitely available to reduce taxable income and do not expire.
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
The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, local and foreign tax laws. Our 2006 through 2017 tax years generally remain subject to examination by federal, state and foreign tax authorities.
The Company has implemented the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016

	(in thousands)
Beginning balance	$932	$926	$937
Additions based on tax positions related to the current year	12	1	24
Reductions for tax positions of prior years	—	5	(35)
Ending balance	$944	$932	$926
As of December 31, 2018, the Company had a liability for unrecognized tax benefits of $0.9 million, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2018, 2017 and 2016, interest and penalties recognized were insignificant.
Note 13 — Geographical Information
The Company’s business is geographically diverse. During 2018, 60% of net revenue was earned in North America and Latin America (“NALA”), 25% in Europe, Middle East and Africa (“EMEA”) and 15% in Asia Pacific-Japan (“APJ”). Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from revenue delivery centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all of the service contracts sold and managed by the revenue delivery centers relate to end customers located in the same geography. All of NALA net revenue represents revenue generated in the U.S.
The CEO manages and allocates resources on a company-wide basis as a single segment that is focused on service offerings which integrate data, processes and cloud technologies.

Net revenue by geographic region, is summarized as follows:

	For the Year Ended December 31,
	2018	2017	2016

	(in thousands)
Net revenue
NALA	$143,147	$151,015	$163,371
EMEA	60,600	60,941	62,479
APJ	34,593	27,171	27,037
Total net revenue	$238,340	$239,127	$252,887
During the year ended December 31, 2018, the Company's top ten clients accounted for 67% of our net revenue. Three of our clients, Cisco, VMware, and Dell, represented 14%, 13% and 10% of our revenue, respectively, for the year ended December 31, 2018.
The majority of the Company’s assets as of December 31, 2018 and 2017 were attributable to its U.S. operations. Property and equipment information is based on the physical location of the assets. The following table presents the long-lived assets, consisting of property and equipment, by geographic location:

	For the Year Ended December 31,
	2018	2017

	(in thousands)
NALA	$26,046	$24,520
EMEA	1,775	2,189
APJ	8,772	7,410
Total property and equipment, net	$36,593	$34,119
Note 14 — Restructuring and Other Related Costs
In early May 2017, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, including a headcount reduction and the reduction of office space in four locations. The restructuring plan is accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized restructuring and other related costs of $0.2 million and $7.3 million for the years ended December 31, 2018 and 2017, respectively.
Severance and other employee costs include severance payments, related employee benefits and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The Company does not expect to incur additional restructuring charges as of December 31, 2018. Future cash outlays related to restructuring activities are expected to total approximately $1.0 million. These amounts are reported in "Accrued expenses", and "Other long-term liabilities" in our Consolidated Balance Sheet as of December 31, 2018.

The following table presents costs incurred in connection with this restructuring plan recorded to restructuring and other related costs:

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total

	(in thousands)
Balance as of January 1, 2017	$—	$—	$—	$—
Restructuring and other related costs	3,483	2,939	886	7,308
Cash paid	(3,060)	(1,185)	—	(4,245)
Change in estimates and non-cash charges	—	—	(886)	(886)
Acceleration of stock-based compensation expense in additional paid-in capital	(352)	—	—	(352)
Balance as of December 31, 2017	$71	$1,754	$—	$1,825
Restructuring and other related costs	120	89	—	209
Cash paid	(188)	(1,133)	—	(1,321)
Change in estimates and non-cash charges	(3)	252	—	249
Balance as of December 31, 2018	$—	$962	$—	$962
In February 2019, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, including a headcount reduction. In connection with this restructuring effort, the Company is expected to incur additional costs in severance and other employee related costs during 2019.
Note 15 — Selected Quarterly Financial Data (Unaudited)
The following table presents data derived from our unaudited quarterly Condensed Consolidated Statement of Operations for each quarter during the years ended December 31, 2018 and 2017. Quarterly amounts may not total to annual amounts due to rounding.

	For the Quarter Ended,
	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017

	(in thousands, except per share amounts)
Net revenue	$61,471	$57,173	$61,111	$58,585	$66,024	$58,132	$58,262	$56,708
Gross profit	$20,914	$17,224	$18,648	$16,861	$24,044	$17,329	$18,745	$15,299
Income (loss) from operations	$2,346	$(5,700)	$(5,697)	$(6,835)	$531	$(4,636)	$(10,338)	$(9,264)
Net income (loss)	$2,279	$(6,625)	$(8,887)	$(11,652)	$74	$(5,195)	$(13,101)	$(11,624)
Net income (loss) per common share:
Basic and diluted	$0.03	$(0.07)	$(0.10)	$(0.13)	$0.00	$(0.06)	$(0.15)	$(0.13)
Note 16 — Subsequent Events
GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No additional significant recognized or nonrecognized subsequent events were noted except for those noted in "Note 9 - Commitments and Contingencies" and “Note 14 - Restructuring and Other Related Costs."

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
Based on management’s evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2018 our disclosure controls and procedures are designed to, and are effective to, provide at a reasonable assurance level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ServiceSource International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited ServiceSource International, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, ServiceSource International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2019 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Board Committees” in our 2019 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Code of Business Conduct and Ethics” in our 2019 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Process for Recommending Candidates to the Board of Directors” in our 2019 Proxy Statement.
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
The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth in the Notes to the Consolidated Financial Statements above, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained under the captions “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” in our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2019 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) Financial Statements
Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8, pages [38] through [42] of this Form 10-K.
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
(c)     Financial Statement Schedules
Reference is made to Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY
None.

Index to Exhibits

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Exhibit	Form/File No.	Filing Date
3.1	Certificate of Incorporation of the Company filed May 22, 2018		3.1	Form 10-Q (No. 001- 35108)	August 6, 2018
3.2	Amended and Restated Bylaws of the Company dated March 28, 2016		3.2	Form 8-K (No. 001- 35108)	March 31, 2016
4.1	Registration and Information Rights Agreement dated as of December 8, 2006, between the Registrant and GA SS Holding LLC, SSLLC Holdings, Inc., Housatonic Micro Fund SBIC, LP and Housatonic Equity Investors SBIC, LP		4.1	Form S-1/A (No. 333- 171271)	February 25, 2011
4.2	Securities Purchase Agreement and Registration Rights Schedule dated as of January 31, 2003, between the Registrant and the 2003 Holders		4.2	Form S-1/A (No. 333- 171271)	February 25, 2011
4.3	Specimen common stock certificate of the Registrant		4.3	Form S-1/A (No. 333- 171271)	March 11, 2011
4.5	Registration Rights Agreement dated as of November 13, 2014, by and between the Company and Altai Capital Management, L.P.		10.2	Form 8-K (No. 001-35108)	November 14, 2014
10.1+	Form of Director and Executive Officer Indemnification Agreement		10.1	Form S-1 (No. 333- 171271)	December 20, 2010
10.2+	2004 Omnibus Share Plan and forms of agreements thereunder		10.2	Form S-1 (No. 333- 171271)	December 20, 2010
10.3+	2008 Share Option Plan and form of agreement thereunder		10.3	Form S-1 (No. 333- 171271)	December 20, 2010
10.4+	2011 Equity Incentive Plan and forms of agreements thereunder		4.4	Form S-8 (No. 333- 173116)	March 28, 2011
10.5+	2011 Equity Incentive Plan form of Restricted Stock Award Agreement		10.1	Form 8-K (No. 001- 35108)	February 10, 2012
10.6+	2011 Employee Stock Purchase Plan and form of agreement thereunder		4.5	Form S-8 (No. 333- 173116)	March 28, 2011
10.9+	Employment and Confidential Information Agreement dated as of December 1, 2014, between the Company and Christopher M. Carrington		10.15	Form 10-K/A (No. 001-35108)	March 17, 2015

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Exhibit	Form/File No.	Filing Date
10.10+	Employment and Confidential Information Agreement dated as of April 6, 2015, between the Company and Robert N. Pinkerton		10.1	Form 10-Q (No. 001-35108)	May 8, 2015
10.11+	Employment Agreement dated as of June 8, 2015 between the Company and Brian Delaney		10.1	Form 10-Q (No. 001-35108)	November 6, 2015
10.12+	Employment Agreement dated as of January 22, 2019, between the Company and Gary B. Moore		10.1	Form 8-K (No. 001-35108)	January 28, 2019
10.13+	Employment and Confidential Information Agreement dated as of November 12, 2018, between the Company and Richard G. Walker		10.1	Form 8-K (No. 001-35108)	October 18, 2018
10.14+	Restated Employment and Confidential Information Agreement dated as of November 7, 2018, between the Company and Deborah A. Dunnam		10.1	Form 8-K (No. 001-35108)	November 13, 2018
10.15	Revolving Loan Credit Agreement, dated as of July 30, 2018, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as Borrowers, and Compass Bank, as Lender		10.1	Form 8-K (No. 001-35108)	August 2, 2018
21.1	List of subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
24	Power of Attorney (included on signature page)	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Exhibit	Form/File No.	Filing Date
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

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

SERVICESOURCE INTERNATIONAL, INC.

Dated:	February 28, 2019	By:	/s/ GARY B. MOORE
Gary B. Moore
Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Richard Walker and Patricia Elias, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the ServiceSource International, Inc. and in the capacities and on the dates indicated.

Date	Signature	Title
February 28, 2019	/s/ GARY B. MOORE	Chief Executive Officer (Principal Executive Officer)
Gary B. Moore

February 28, 2019	/s/ RICHARD G. WALKER	Chief Financial Officer (Principal Financial and Accounting Officer)
Richard G. Walker

February 28, 2019	/s/ ROBERT G. ASHE	Director
Robert G. Ashe

February 28, 2019	/s/ MADHU RANGANATHAN	Director
Madhu Ranganathan

February 28, 2019	/s/ BRUCE W. DUNLEVIE	Director
Bruce W. Dunlevie

February 28, 2019	/s/ CHRISTOPHER M. CARRINGTON	Director
Christopher M. Carrington

February 28, 2019	/s/ THOMAS F. MENDOZA	Director
Thomas F. Mendoza

February 28, 2019	/s/ JOHN R. FERRON	Director
John R. Ferron