Form 10-Q
period 2019-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2019-05-08
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-35108
—————————————————
 SERVICESOURCE INTERNATIONAL, INC.
(Exact name of registrant as specified in our charter)

Delaware	81-0578975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 17th Street, 5th Floor Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(720) 889-8500
(Registrant’s telephone number, including area code)
—————————————————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	SREV	The Nasdaq Stock Market LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
As of April 30, 2019, 93,307,941 shares of common stock of ServiceSource International, Inc. were outstanding.

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

ServiceSource International, Inc.
Consolidated Balance Sheet
(in thousands, except per share amounts)
(unaudited)
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$24,807	$26,535
Accounts receivable, net	50,935	54,284
Prepaid expenses and other	7,079	5,653
Total current assets	82,821	86,472

Property and equipment, net	35,744	36,593
Contract acquisition costs	2,371	2,660
Right-of-use assets	36,944	—
Goodwill	6,334	6,334
Other assets	4,823	4,521
Total assets	$169,037	$136,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,129	$2,424
Accrued expenses	2,429	3,380
Accrued compensation and benefits	17,657	15,509
Operating lease liabilities	8,504	—
Other current liabilities	5,993	6,894
Total current liabilities	36,712	28,207

Operating lease liabilities, net of current portion	30,918	—
Other long-term liabilities	3,512	6,540
Total liabilities	71,142	34,747

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 93,263 shares issued and 93,142 shares outstanding as of March 31, 2019; 92,895 shares issued and 92,774 shares outstanding as of December 31, 2018	9	9
Treasury stock	(441)	(441)
Additional paid-in capital	370,951	369,246
Accumulated deficit	(273,102)	(267,383)
Accumulated other comprehensive income	478	402
Total stockholders’ equity	97,895	101,833
Total liabilities and stockholders’ equity	$169,037	$136,580
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statement of Operations
(in thousands, except per share amounts)
(unaudited)
	For the Three Months Ended March 31,
	2019	2018
Net revenue	$55,511	$58,585
Cost of revenue	39,476	41,724
Gross profit	16,035	16,861
Operating expenses:
Sales and marketing	7,949	9,238
Research and development	1,263	1,516
General and administrative	10,982	12,889
Restructuring and other related costs	1,058	53
Total operating expenses	21,252	23,696
Loss from operations	(5,217)	(6,835)
Interest and other expense, net	(490)	(2,846)
Impairment loss on investment securities	—	(1,958)
Loss before income taxes	(5,707)	(11,639)
Provision for income tax expense	(12)	(13)
Net loss	$(5,719)	$(11,652)
Net loss per common share
Basic and diluted	$(0.06)	$(0.13)
Weighted-average common shares outstanding:
Basic and diluted	92,914	90,358
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)
	For the Three Months Ended March 31,
	2019	2018
Net loss	$(5,719)	$(11,652)
Other comprehensive income
Available for sale securities:
Unrealized loss on short-term investments	—	(705)
Reclassification adjustment for impairment loss included in net loss	—	1,958
Net change in available for sale debt securities	—	1,253
Foreign currency translation adjustments	76	274
Other comprehensive income	76	1,527
Comprehensive loss	$(5,643)	$(10,125)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	92,895	$9	(121)	$(441)	$369,246	$(267,383)	$402	$101,833
Net loss	—	—	—	—	—	(5,719)	—	(5,719)
Other comprehensive income	—	—	—	—	—	—	76	76
Stock-based compensation	—	—	—	—	1,564	—	—	1,564
Issuance of common stock, restricted stock units	229	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	139	—	—	—	141	—	—	141
Balance at March 31, 2019	93,263	$9	(121)	$(441)	$370,951	$(273,102)	$478	$97,895

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	90,380	$8	(121)	$(441)	$359,347	$(246,207)	$(598)	$112,109
Cumulative effect of ASC 606 - initial adoption	—	—	—	—	—	3,709	—	3,709
Adjusted balance at January 1, 2018	90,380	$8	(121)	$(441)	$359,347	$(242,498)	$(598)	$115,818
Net loss	—	—	—	—	—	(11,652)	—	(11,652)
Other comprehensive income	—	—	—	—	—	—	1,527	1,527
Stock-based compensation	—	—	—	—	3,223	—	—	3,223
Issuance of common stock, restricted stock units	84	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	119	—	—	—	353	—	—	353
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(53)	—	—	(53)
Balance at March 31, 2018	90,583	$8	(121)	$(441)	$362,870	$(254,150)	$929	$109,216
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,719)	$(11,652)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,285	4,803
Amortization of debt discount and issuance costs	18	2,421
Amortization of contract acquisition costs	400	426
Amortization of premium on short-term investments	—	115
Amortization of right-of-use assets	2,239	—
Stock-based compensation	1,570	3,111
Restructuring and other related costs	1,041	196
Impairment loss on investment securities	—	1,958
Other	—	80
Net changes in operating assets and liabilities
Accounts receivable, net	3,258	6,923
Prepaid expenses and other assets	(1,277)	(1,523)
Contract acquisition costs	(108)	(430)
Accounts payable	(18)	(2,809)
Accrued compensation and benefits	1,094	(2,654)
Operating lease liabilities	(2,338)	—
Accrued expenses	(1,023)	(367)
Other liabilities	(338)	1
Net cash provided by operating activities	2,084	599
Cash flows from investing activities:
Acquisition of property and equipment	(2,898)	(3,469)
Purchases of short-term investments	—	7
Sales of short-term investments	—	2,064
Maturities of short-term investments	—	825
Net cash used in investing activities	(2,898)	(573)
Cash flows from financing activities:
Repayment on finance lease obligations	(190)	(43)
Proceeds from issuance of common stock	141	353
Payments related to minimum tax withholdings on restricted stock unit releases	—	(53)
Net cash (used in) provided by financing activities	(49)	257
Effect of exchange rate changes on cash and cash equivalents and restricted cash	185	78
Net change in cash and cash equivalents and restricted cash	(678)	361
Cash and cash equivalents and restricted cash, beginning of period	27,779	52,633
Cash and cash equivalents and restricted cash, end of period	$27,101	$52,994
Supplemental disclosures of cash flow information:
Cash paid for interest	$66	$1,146
Supplemental disclosures of non-cash activities:
Acquisition of property and equipment accrued in accounts payable and accrued expenses	$208	$196
Increase in contract acquisition costs and benefit to accumulated deficit related to adoption of ASC 606	$—	$3,346
Increase in prepaid expenses and other, other liabilities and benefit to accumulated deficit related to adoption of ASC 606	$—	$363
Increase in operating lease liabilities related to the adoption of ASC 842	$41,760	$—
Increase in right-of-use assets related to the adoption of ASC 842	$39,183	$—
Decrease in prepaids and other assets related to the adoption of ASC 842	$(749)	$—
Decrease in other liabilities related to the adoption of ASC 842	$(3,308)	$—
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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all the information required by GAAP for annual financial statements. The unaudited Consolidated Balance Sheet as of December 31, 2018 has been derived from the Company’s audited annual Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 28, 2019. In the opinion of management, these Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. These Consolidated Financial Statements and accompanying notes should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2018, included in our annual report on Form 10-K. Interim results are not necessarily indicative of results for the entire year.
Principles of Consolidation
The accompanying unaudited interim Consolidated Financial Statements include the accounts of ServiceSource International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amount of net revenue and expenses during the reporting period.
The Company’s significant accounting judgments and estimates include, but are not limited to: revenue recognition, the valuation and recognition of stock-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities and uncertain tax positions, the provision for bad debts and impairment of goodwill and long-lived assets.
The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. Actual results and outcomes may differ from our estimates.

Reclassifications
Certain items on the Consolidated Statement of Cash Flows for the three months ended March 31, 2018 have been reclassified to conform to the current year presentation. These reclassifications did not affect the Company's Consolidated Balance Sheet as of December 31, 2018 or the Company's Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss or Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2018.
New Accounting Standards Adopted
Leases
In February 2016, the Financial Accounting Standard Board ("FASB") issued an Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842), which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing, and uncertainty of cash flows from leases. Substantially all leases, including current operating leases, will be recognized by lessees on their balance sheet as a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 initially required entities to adopt the standard using a modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provide transition practical expedients allowing companies to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. The Company adopted this standard effective January 1, 2019 and elected the package of practical expedients, accounting for leases with contractual terms less than 12 months as short-term leases and the transition relief option to apply legacy GAAP to periods prior to the standard’s effective date. Upon initial adoption of the standard, the Company recorded a $29.5 million right-of-use asset ("ROU") and a $32.1 million operating lease liability to the Consolidated Balance Sheet as of January 1, 2019.
Cloud Computing Implementation Costs
In August 2018, the FASB issued an ASU that provides guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, with early adoption permitted. The Company early adopted this standard effective January 1, 2019 and the effects of this standard were applied prospectively to eligible costs incurred on or after January 1, 2019. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
New Accounting Policies upon Adoption of ASC 842
Leases
At the inception of a contract, the Company determines whether the contract is or contains a lease. ROU assets represent the Company's right to use an underlying asset over the lease term and lease liabilities represent our remaining payment obligation under the lease. ROU assets and liabilities are recognized upon the lease commencement based on the present value of lease payments over the lease term. ROU assets are adjusted for any prepaid or accrued lease payments and unamortized lease incentives or initial direct costs. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate, the variable interest rate on the revolving line of credit (the “Revolver”), based on information available at the lease commencement in determining the present value of lease payments. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain it will exercise the option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense and sublease income is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components, which are accounted for separately.  See “Note 6 — Leases” for additional information.
Note 3 — Fair Value of Financial Instruments
The Company follows a three-tier fair value hierarchy, which is described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There were no transfers between levels during the three months ended March 31, 2019 and 2018.
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.  Cash and cash equivalents are classified within Level 1.

Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from the time of purchase. The Company liquidated its investment securities during the first half of 2018 to repay the $150.0 million convertible notes that matured August 1, 2018. Based on the Company’s decision to sell these investment securities, an other-than-temporary impairment occurred and a $2.0 million impairment loss was recorded in the Consolidated Statement of Operations for the three months ended March 31, 2018. Realized gains and losses were immaterial for the three months ended March 31, 2018. Gains and losses on available-for-sale securities are recorded in "Interest and other expense, net" in the Consolidated Statements of Operations.
The Company had restricted cash in "Other assets" in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 of $2.3 million and $1.2 million, respectively. Restricted cash is classified within Level 1.
Note 4 — Other Current and Long-Term Liabilities
Other current liabilities were comprised of the following:

	March 31, 2019	December 31, 2018

	(in thousands)
Legal reserve	$3,750	$3,750
Finance lease obligations	918	954
Contract liability	826	873
Other liabilities	375	198
Employee stock purchase plan withholdings	124	384
Deferred rent	—	735
Total	$5,993	$6,894
Other long-term liabilities were comprised of the following:

	March 31, 2019	December 31, 2018

	(in thousands)
Asset retirement obligations	$1,381	$1,368
Finance lease obligations	1,256	1,510
Accrued restructuring costs	654	716
Deferred tax liability	110	268
Other accrued costs	111	105
Deferred rent	—	2,573
Total	$3,512	$6,540
Note 5 — Debt
Revolving Line of Credit
In July 2018, the Company entered into a $40.0 million senior secured Revolver that allows us to borrow against our domestic receivables as defined in the credit agreement. The Revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings. As of March 31, 2019, the Company did not have any borrowings outstanding on the Revolver and therefore has no future obligations.
The obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has covenants with which the Company was in compliance as of March 31, 2019 and December 31, 2018.
Deferred Debt Issuance Costs
Discounts and premiums to the principal amounts are included in the carrying value of debt and amortized to "Interest and other expense, net" over the remaining life of the underlying debt. Unamortized debt issuance costs were $0.2 million as of March 31, 2019 and December 31, 2018. The amortization of all premiums and discounts related to the convertible notes that matured August 2018 was $2.2 million as of March 31, 2018.

Interest expense during the three months ended March 31, 2019 and 2018 was approximately $0.1 million and $3.0 million, respectively, related to the amortization of debt issuance costs, interest expense associated with the Company's debt obligations and accretion of the Company's debt discount.

Note 6 — Leases
The Company has operating leases for office space and finance leases for certain equipment under non-cancelable agreements with various expiration dates through April 2030. Certain office leases include the option to extend the term between three to seven years and certain office leases include the option to terminate the lease upon written notice within one to eight years after lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
In January 2018, the Company entered into a sublease with a third-party for the San Francisco office space through the remaining term of the lease of November 30, 2022. The Company recognizes rent expense and sublease income on a straight-line basis over the lease period and accrues for rent expense and sublease income incurred but not paid. Rent expense and sublease income during the three months ended March 31, 2018 was approximately $2.6 million and $0.2 million, respectively.
Supplemental income statement information related to leases was as follows:

For the Three Months Ended March 31, 2019
(in thousands)
Operating lease cost	$2,881

Finance lease cost:
Amortization of leased assets	151
Interest on lease liabilities	41
Total finance lease cost	192

Sublease income	(468)
Net lease cost	$2,605

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(in thousands)
Operating leases:
Right-of-use assets	$36,944

Operating lease liabilities	$8,504
Operating lease liabilities, net of current portion	30,918
Total operating lease liabilities	$39,422

Finance leases:
Property and equipment	$3,303
Accumulated depreciation	(1,283)
Property and equipment, net	$2,020

Other current liabilities	$918
Other long-term liabilities	1,256
Total finance lease liabilities	$2,174

Lease term and discount rate information related to leases were as follows:

For the Three Months Ended March 31, 2019
Weighted-average remaining lease term (in years):
Operating lease	5.3
Finance lease	2.5
Weighted-average discount rate:
Operating lease	6.5%
Finance lease	8.3%

Maturities of lease liabilities were as follows as of March 31, 2019:

	Operating Leases(1)	Operating Sublease	Finance Leases

	(in thousands)
Remainder of 2019	$7,630	$(1,413)	$810
2020	10,531	(1,932)	976
2021	10,377	(1,989)	569
2022	7,130	(1,878)	36
2023	2,217	—	—
Thereafter	8,769	—	—
Total lease payments	46,654	(7,212)	2,391
Less: interest	(7,232)	—	(217)
Total	$39,422	$(7,212)	$2,174
(1) During February 2019, the Company entered into a two year lease agreement in Japan that had not yet commenced as of March 31, 2019 with future undiscounted lease payments totaling approximately $0.8 million.

Note 7 — Commitments and Contingencies
Letter of Credit
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of March 31, 2019 and December 31, 2018, the Company accrued a $3.8 million reserve relating to our potential liability for currently pending disputes, reflected in "Other current liabilities" in the Consolidated Balance Sheets.
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

Non-cancelable Service Contract Commitments
Future minimum payments under non-cancelable service contract commitments were as follows:

March 31, 2019
(in thousands)
Remainder of 2019	$6,370
2020	9,018
2021	7,986
2022	8,277
2023	7,391
Thereafter	—
Total	$39,042

Note 8 — Revenues, Contract Asset and Liability Balances and Contract Acquisition Costs
The following tables present the disaggregation of revenue from contracts with our clients:
Revenue by Performance Obligation

	For the Three Months Ended March 31,
	2019	2018

	(in thousands)
Professional services	$383	$2,007
Selling services	55,128	56,578
Total revenue	$55,511	$58,585
Revenue by Geography

	For the Three Months Ended March 31,
	2019	2018

	(in thousands)
APJ	$8,674	$7,594
EMEA	13,636	15,522
NALA	33,201	35,469
Total revenue	$55,511	$58,585
Revenue by Contract Pricing

	For the Three Months Ended March 31,
	2019	2018

	(in thousands)
Fixed consideration	$19,729	$17,742
Variable consideration	35,782	40,843
Total revenue	$55,511	$58,585
Contract Balances
Once the Company obtains a client contract, the timing of satisfying performance obligations and the receipt of client consideration can be different and will give rise to contract assets and contract liabilities. As of March 31, 2019 and December 31, 2018, the contract asset balance totaled $0.1 million and $0.2 million, respectively, and the contract liability balance totaled $0.8 million and $0.9 million, respectively. Contract assets and contract liabilities are reflected in "Prepaid expenses and other", "Other assets" and "Other current liabilities" in the Consolidated Balance Sheets.

Transaction Price Allocated to Remaining Performance Obligations
The Company maintains contracts with fixed consideration that are generally with long-standing client relationships and typically renew annually. Assuming none of the Company’s current contracts with fixed consideration are renewed, we estimate receiving approximately $53.5 million in future selling services fixed consideration as of March 31, 2019. Professional services revenues from fixed consideration are based on proportional performance which is typically concluded within 90 days of contract execution. The Company typically bills professional services upfront upon obtaining a client contract. As of March 31, 2019, we estimate $0.3 million in professional services fixed consideration revenue to be recognized through the remainder of 2019.
Contract Acquisition Costs
Certain commissions paid to the Company's sales team upon obtaining a client contract are incremental and recoverable, and capitalized as contract acquisition costs. Under the transition guidance, the Company recorded a $3.3 million contract acquisition asset and corresponding offset to the opening accumulated deficit balance related to previously expensed sales commissions. The Company expensed $1.5 million of the $3.3 million of contract acquisition asset during 2018 and will expense the remainder of the asset over the next five years as follows: $0.6 million remaining in 2019, $0.6 million in 2020 and $0.3 million in 2021 and beyond. The Company recorded $0.3 million in amortization for the three months ended March 31, 2019 related to amounts capitalized upon the adoption of ASC 606.
As of March 31, 2019 and December 31, 2018, the Company capitalized an additional $0.1 million and $1.1 million, respectively, of sales commissions as contract acquisition costs related to contracts obtained during the period. The Company recorded $0.1 million of amortization expense for the three months ended March 31, 2019 related to amounts capitalized. As of March 31, 2019, the weighted-average remaining amortization period related to these capitalized costs is approximately 1.8 years.
Impairment recognized on contract costs was insignificant for the three months ended March 31, 2019 and 2018.
Applying the practical expedient for amortization periods one year or less, the Company recognizes any incremental costs of obtaining contracts as expense when the cost is incurred. These costs are included in "Sales and marketing" in the Consolidated Statements of Operations.
Note 9 — Stockholders' Equity
Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company's Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2019	2018

	(in thousands)
Cost of revenue	$159	$279
Sales and marketing	443	886
Research and development	(6)	64
General and administrative	974	1,882
Total stock-based compensation	$1,570	$3,111
The above table does not include $0.1 million of capitalized stock-based compensation related to internal-use software for the three months ended March 31, 2018.

Stock Awards Issued to Employees
The following table summarizes information related to stock options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2018	7,516	$3.34		$—
Granted	25	$1.01
Expired and/or forfeited	(3,334)	$4.08
Outstanding as of March 31, 2019	4,207	$2.74	7.89	$—
Exercisable as of March 31, 2019	1,422	$5.26	4.66	$—
The weighted-average fair value of options granted during the three months ended March 31, 2019 and 2018 was $0.53 and $1.81, respectively. As of March 31, 2019 there was $1.8 million of unrecognized compensation expense related to stock options granted under the 2011 Equity Incentive Plan (the "2011 Plan"), which is expected to be recognized over a weighted-average period of 2.8 years.
The following table summarizes information related to restricted stock units and performance-based restricted stock units:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of December 31, 2018	5,669	$3.29
Granted	75	$1.01
Vested	(228)	$3.82
Forfeited	(508)	$3.82
Non-vested as of March 31, 2019	5,008	$3.18

As of March 31, 2019 there was $11.2 million of unrecognized compensation expense related to non-vested restricted stock units and performance-based restricted stock units granted under the 2011 Plan, which is expected to be recognized over a weighted-average period of 2.5 years.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options, unvested restricted stock and shares to be purchased under our 2011 Employee Stock Purchase Plan. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 10.4 million and 6.8 million shares for the three months ended March 31, 2019 and 2018, respectively, because their effect would have been anti-dilutive.
Note 10 — Income Taxes
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The "Provision for income tax expense" in the Consolidated Statements of Operations primarily consist of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in the U.S., Ireland and Singapore because those losses are offset by a full valuation allowance. The tax years 2011 through 2019 generally remain subject to examination by federal, state and foreign tax authorities.
The gross amount of the Company’s unrecognized tax benefits was $1.0 million and $0.9 million as of March 31, 2019 and December 31, 2018 respectively, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2019 and 2018, interest and penalties recognized were insignificant.

Note 11 — Restructuring and Other Related Costs
The Company has undergone restructuring efforts to better align its cost structure with business and market conditions. These restructuring efforts included severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and future cash outlays are recorded in "Accrued expenses", "Accrued compensation and benefits" and "Other long-term liabilities" in our Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.
In February 2019, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, resulting in a headcount reduction. The Company recognized charges related to this restructuring effort of $1.1 million for the three months ended March 31, 2019 and expects to incur additional costs through September 2019.
The following table presents restructuring and other related costs related to the February 2019 restructuring effort:

Severance and Other Employee Costs
(in thousands)
Balance as of January 1, 2019	$—
Restructuring and other related costs	1,058
Cash paid	(693)
Balance as of March 31, 2019	$365
In May 2017, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, including a headcount reduction and the reduction of office space in four locations. The Company recognized charges related to this restructuring effort of $0.1 million for the three months ended March 31, 2018. The Company does not expect to incur additional restructuring charges related to the May 2017 restructuring as of March 31, 2019.
The following table presents restructuring and other related costs related to the May 2017 restructuring effort:

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total

	(in thousands)
Balance as of January 1, 2017	$—	$—	$—	$—
Restructuring and other related costs	3,483	2,939	886	7,308
Cash paid	(3,060)	(1,185)	—	(4,245)
Change in estimates and non-cash charges	—	—	(886)	(886)
Acceleration of stock-based compensation expense in additional paid-in capital	(352)	—	—	(352)
Balance as of December 31, 2017	71	1,754	—	1,825
Restructuring and other related costs	120	89	—	209
Cash paid	(188)	(1,133)	—	(1,321)
Change in estimates and non-cash charges	(3)	252	—	249
Balance as of December 31, 2018	—	962	—	962
Cash paid	—	(45)	—	(45)
Change in estimates and non-cash charges	—	(17)	—	(17)
Balance as of March 31, 2019	$—	$900	$—	$900

Note 12 — Subsequent Events
GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted.

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
Key Financial Results – First Quarter 2019

•	GAAP revenue was $55.5 million, compared with $58.6 million reported for Q1 2018.

•	GAAP net loss was $5.7 million or $0.06 per diluted share, unfavorable compared with GAAP net loss of $11.7 million or $0.13 per diluted share reported for Q1 2018.

•	Adjusted EBITDA was $1.0 million, compared with $1.6 million reported for Q1 2018.

•	Ended the quarter with $27.1 million of cash and cash equivalents and restricted cash and no borrowings under the Company’s $40.0 million revolving line of credit.
Results of Operations
For the Three Months Ended March 31, 2019 Compared to the Same Period Ended March 31, 2018
Net Revenue, Cost of Revenue and Gross Profit
Net revenue is primarily attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We also generate revenues from selling professional services. Historically, we earned a small percentage of our total revenue from the sale of subscriptions to our cloud-based applications.

Cost of revenue includes employee compensation, technology costs, including those related to the delivery of our cloud-based technologies and allocated overhead costs.

	For the Three Months Ended March 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$55,511	100%	$58,585	100%	$(3,074)	(5)%
Cost of revenue	39,476	71%	41,724	71%	(2,248)	(5)%
Gross profit	$16,035	29%	$16,861	29%	$(826)	(5)%
Net revenue decreased by $3.1 million or 5%, for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to client churn.
Cost of revenue decreased $2.2 million, or 5%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the following:

•	$1.8 million decrease in depreciation and amortization expense primarily due to internally developed software fully amortized as of July 2018; and

•	$1.0 million decrease in employee related costs primarily due to lower bonus and commissions driven by lower revenue attainment and lower travel and entertainment expenditures.

•	$0.7 million increase in information technology costs.
Operating Expenses

	For the Three Months Ended March 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$7,949	14%	$9,238	16%	$(1,289)	(14)%
Research and development	1,263	2%	1,516	3%	(253)	(17)%
General and administrative	10,982	20%	12,889	22%	(1,907)	(15)%
Restructuring and other related costs	1,058	2%	53	—%	1,005	*
Total operating expenses	$21,252	38%	$23,696	40%	$(2,444)	(10)%
* Not considered meaningful.
Sales and Marketing
Sales and marketing expenses primarily consist of compensation expenses and sales commissions for our sales and marketing staff, amortization of contract acquisition costs, allocated expenses and marketing programs and events.
Sales and marketing expense decreased $1.3 million, or 14%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the following:

•
$1.4 million decrease in employee related costs associated with employee attrition and our restructuring effort to better align our cost structure with current business and market conditions as well as a decrease in travel costs; partially offset by

•	$0.1 million increase in information technology costs.
Research and Development
Research and development expenses primarily consist of employee compensation expense, allocated costs and the cost of third-party service providers.

Research and development expense decreased $0.3 million, or 17%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a decrease in employee related costs driven by our restructuring effort to better align our cost structure with current business and market conditions.
General and Administrative
General and administrative expenses primarily consist of employee compensation expense for our executive, human resources, finance and legal functions and expenses for professional fees for accounting, tax and legal services, as well as allocated expenses, which consist of depreciation, amortization of internally developed software, facility and technology costs.
General and administrative expense decreased $1.9 million, or 15%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the following:

•	$1.6 million decrease in employee related costs primarily due to changes in executive management and decreases in recruitment services and temporary labor; and

•	$0.9 million decrease in professional fees, partially offset by

•	$0.4 million increase in information technology spend; and

•	$0.3 million increase in depreciation and amortization expense.
Restructuring and Other Related Costs
Restructuring and other related costs primarily consist of severance and other employee costs.
Restructuring and other related costs increased $1.0 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to costs incurred during the three months ended March 31, 2019 related to the February 2019 restructuring effort to better align our cost structure with current business and market conditions, resulting in a headcount reduction in our sales and marketing and research and development teams.
Other Expenses
Interest and other expense, net primarily consists of amortization of debt issuance costs, interest expense associated with the Company's debt obligations, accretion of the Company's debt discount, interest income earned on our cash and cash equivalents and marketable securities, imputed interest from our finance lease payments and foreign exchange gains and losses.

	For the Three Months Ended March 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(92)	—%	$(3,022)	(5)%	$2,930	(97)%
Other (expense) income, net	$(398)	(1)%	$176	—%	$(574)	*
Impairment loss on investment securities	$—	—%	$(1,958)	(3)%	$1,958	(100)%
* Not considered meaningful.
Interest expense decreased $2.9 million, or 97%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the maturity and payoff of our $150.0 million convertible notes in August 2018.
Other (expense) income, net increased $0.6 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a decrease in interest income earned on our short-term investments and foreign currency fluctuations.
During 2018, we determined to liquidate the majority of our investment securities to have sufficient cash on hand to repay our $150.0 million convertible notes due August 1, 2018. Based on our decision to sell these investment securities, we determined an other-than-temporary impairment occurred as of March 31, 2018. Consequently, a $2.0 million impairment loss was recorded in our Consolidated Statement of Operations for the three months ended March 31, 2018.

Provision for Income Tax Expense

	For the Three Months Ended March 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(12)	—%	$(13)	—%	$1	(8)%

The tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax expense decreased 8% for the three months ended March 31, 2019 compared to the same period in 2018, due to a decrease in profitable operations in certain foreign jurisdictions.
Liquidity and Capital Resources
Our primary operating cash requirements include the payment of compensation and related costs and costs for our facilities and information technology infrastructure. Historically, we have financed our operations from cash provided by our operating activities and cash proceeds from the exercise of stock options and our employee stock purchase plan. We believe our existing cash and cash equivalents and available funds from our senior secured revolving line of credit (the “Revolver”) will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
As of March 31, 2019, we had cash and cash equivalents of $24.8 million, which primarily consisted of demand deposits and money market mutual funds. Included in cash and cash equivalents was $5.5 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of March 31, 2019, we had no unremitted earnings from our foreign subsidiaries.
During July 2018, we entered into a $40.0 million Revolver that allows us to borrow against our domestic receivables as defined in the credit agreement. The Revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings. Proceeds from the credit facility are used for working capital and general corporate purposes.
As of March 31, 2019, we did not have any borrowings outstanding under the Revolver. Obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of our subsidiaries. The Revolver has covenants with which we are in compliance as of March 31, 2019 and December 31, 2018.
Letter of Credit and Restricted Cash
In connection with two of our leased facilities, we are required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.
Cash Flows
The following table presents a summary of our cash flows:

	For the Three Months Ended March 31,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$2,084	$599
Net cash used in investing activities	(2,898)	(573)
Net cash (used in) provided by financing activities	(49)	257
Effect of exchange rate changes on cash and cash equivalents and restricted cash	185	78
Net change in cash and cash equivalents and restricted cash	$(678)	$361

Our total depreciation and amortization expense was comprised of the following:

	For the Three Months Ended March 31,
	2019	2018

	(in thousands)
Purchased intangible asset amortization	$—	$85
Internally developed software amortization	1,259	2,832
Property and equipment depreciation	2,026	1,886
Total depreciation and amortization	$3,285	$4,803
Operating Activities
Net cash provided by operating activities increased $1.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of lower cash payments made during the current period compared to the prior period related to both employee compensation and other operating costs previously accrued for; offset by less cash received during the current period compared to the prior period related to lower year over year revenue attainment in the preceding fourth quarters and a decrease in Adjusted EBITDA.
Investing Activities
Net cash used in investing activities increased $2.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of a decrease in cash inflows from the sale and maturity of our short-term investments during 2018, offset by a decrease in cash outflows related to the acquisition of property and equipment during the three months ended March 31, 2019.
Financing Activities
Net cash used in financing activities increased $0.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of a reduction in proceeds from the issuance of common stock, offset by an increase in cash outflows from repayment of finance lease obligations during the three months ended March 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2019 we did not have any off balance sheet arrangements.
Contractual Obligations and Commitments
Our contractual obligations primarily consist of obligations under operating and finance leases for office space and certain equipment and non-cancelable service contracts.
The following table summarizes future payments of our contractual obligations as of March 31, 2019:

	Total	Less than 1 year	1- 3 years	4- 5 years	More than 5 years

	(in thousands)
Finance lease obligations	$2,174	$918	$1,256	$—	$—
Operating lease obligations	39,422	8,491	17,580	6,420	6,931
Operating sublease income	(7,212)	(1,889)	(3,950)	(1,373)	—
Service contracts	39,042	8,625	24,874	5,543	—
Restructuring and other related costs	1,265	611	491	163	—
Total(1)	$74,691	$16,756	$40,251	$10,753	$6,931
(1)Excluded from the table is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. As of March 31, 2019, our liability for unrecognized tax benefits was $1.0 million. Reasonably reliable estimate of the amounts and periods of related future payments cannot be made at this time.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company's significant accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2018. These policies were followed in preparing the Consolidated Financial Statements for the three months ended March 31, 2019 and are consistent with the year ended December 31, 2018, except for the new accounting policies related to the adoption and application of Accounting Standards Codification Topic 842, Lease Accounting (“ASC 842") as of January 1, 2019.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 - "Summary of Significant Accounting Policies" to our Consolidated Financial Statements.
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
EBITDA consists of net income (loss) plus provision for income tax (benefit) expense, interest and other expense, net and depreciation and amortization. Adjusted EBITDA consists of EBITDA plus non-cash stock-based compensation, amortization of contract acquisition costs related to the initial adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), restructuring and other related costs and impairment loss on investment securities.
This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The following table presents the calculation of adjusted EBITDA reconciled from “Net loss”:

	For the Three Months Ended March 31,
	2019	2018

	(in thousands)
Net loss	$(5,719)	$(11,652)
Provision for income tax expense	12	13
Interest and other expense, net	490	2,846
Depreciation and amortization	3,285	4,803
EBITDA	(1,932)	(3,990)
Stock-based compensation	1,570	3,111
Amortization of contract acquisition asset costs - ASC 606 initial adoption	257	426
Restructuring and other related costs	1,058	53
Impairment loss on investment securities	—	1,958
Adjusted EBITDA	$953	$1,558
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our market risk exposures associated with foreign currency risk, inflation risk and interest rate risk for the three months ended March 31, 2019, as compared with those discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2018.
The effective interest rate on our Revolver was 6.50% as of March 31, 2019. As of March 31, 2019, we did not have any borrowings outstanding on the Revolver, therefore a 1% increase in the effective interest rate would not increase interest expense. We may incur additional expense in future periods if we borrow on the Revolver.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings in which we are involved, see Note 7 - Commitments and Contingencies" to the Consolidated Financial Statements in Item 1.
Item 1A. Risk Factors
A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, see “Risk Factors” in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the nature of these factors since December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Employment Agreement dated as of January 22, 2019, between the Company and Gary B. Moore (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on January 28, 2019).

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Consolidated Statement of Operations for the three months ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements.

* Filed or Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	May 8, 2019	By:	/s/ RICHARD G. WALKER
Richard G. Walker Chief Financial Officer (Principal Financial and Accounting Officer)