Form 10-Q
period 2019-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2019-08-07
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-35108
—————————————————
 SERVICESOURCE INTERNATIONAL, INC.
(Exact name of registrant as specified in our charter)

Delaware		81-0578975
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

707 17th Street,	25th Floor	80202
Denver,	Colorado
(Address of principal executive offices)		(Zip Code)

(720)	889-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	SREV	The Nasdaq Stock Market LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, 94,082,381 shares of common stock of ServiceSource International, Inc. were outstanding.

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$25,652	$26,535
Accounts receivable, net	42,933	54,284
Prepaid expenses and other	6,704	5,653
Total current assets	75,289	86,472

Property and equipment, net	37,029	36,593
Contract acquisition costs	2,041	2,660
Right-of-use assets	33,190	—
Goodwill	6,334	6,334
Other assets	4,801	4,521
Total assets	$158,684	$136,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,096	$2,424
Accrued expenses	2,673	3,380
Accrued compensation and benefits	14,735	15,509
Operating lease liabilities	8,419	—
Other current liabilities	5,690	6,894
Total current liabilities	33,613	28,207

Operating lease liabilities, net of current portion	28,684	—
Other long-term liabilities	3,537	6,540
Total liabilities	65,834	34,747

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 94,210 shares issued and 94,089 shares outstanding as of June 30, 2019; 92,895 shares issued and 92,774 shares outstanding as of December 31, 2018	9	9
Treasury stock	(441)	(441)
Additional paid-in capital	372,201	369,246
Accumulated deficit	(279,137)	(267,383)
Accumulated other comprehensive income	218	402
Total stockholders’ equity	92,850	101,833
Total liabilities and stockholders’ equity	$158,684	$136,580

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$52,358	$61,111	$107,869	$119,696
Cost of revenue	38,349	42,463	77,825	84,187
Gross profit	14,009	18,648	30,044	35,509
Operating expenses:
Sales and marketing	7,486	9,252	15,435	18,490
Research and development	1,274	1,780	2,537	3,296
General and administrative	10,970	13,157	21,952	26,046
Restructuring and other related costs	148	156	1,206	209
Total operating expenses	19,878	24,345	41,130	48,041
Loss from operations	(5,869)	(5,697)	(11,086)	(12,532)
Interest and other expense, net	(58)	(2,776)	(548)	(5,622)
Impairment loss on investment securities	—	—	—	(1,958)
Loss before income taxes	(5,927)	(8,473)	(11,634)	(20,112)
Provision for income tax expense	(108)	(414)	(120)	(427)
Net loss	$(6,035)	$(8,887)	$(11,754)	$(20,539)
Net loss per common share
Basic and diluted	$(0.06)	$(0.10)	$(0.13)	$(0.23)
Weighted-average common shares outstanding:
Basic and diluted	93,712	91,323	93,315	90,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(6,035)	$(8,887)	$(11,754)	$(20,539)
Other comprehensive (loss) income
Available for sale securities:
Unrealized gain (loss) on short-term investments	—	5	—	(700)
Reclassification adjustment for impairment loss included in net loss	—	—	—	1,958
Net change in available for sale debt securities	—	5	—	1,258
Foreign currency translation adjustments	(260)	(210)	(184)	64
Other comprehensive (loss) income	(260)	(205)	(184)	1,322
Comprehensive loss	$(6,295)	$(9,092)	$(11,938)	$(19,217)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	92,895	$9	(121)	$(441)	$369,246	$(267,383)	$402	$101,833
Net loss	—	—	—	—	—	(5,719)	—	(5,719)
Other comprehensive income	—	—	—	—	—	—	76	76
Stock-based compensation	—	—	—	—	1,564	—	—	1,564
Issuance of common stock, restricted stock units	229	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	139	—	—	—	141	—	—	141
Balance at March 31, 2019	93,263	$9	(121)	$(441)	$370,951	$(273,102)	$478	$97,895
Net loss	—	—	—	—	—	(6,035)	—	(6,035)
Other comprehensive loss	—	—	—	—	—	—	(260)	(260)
Stock-based compensation	—	—	—	—	1,269	—	—	1,269
Issuance of common stock, restricted stock units	947	—	—	—	—	—	—	—
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2019	94,210	$9	(121)	$(441)	$372,201	$(279,137)	$218	$92,850

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	90,380	$8	(121)	$(441)	$359,347	$(246,207)	$(598)	$112,109
Cumulative effect of ASC 606 - initial adoption	—	—	—	—	—	3,709	—	3,709
Adjusted balance at January 1, 2018	90,380	$8	(121)	$(441)	$359,347	$(242,498)	$(598)	$115,818
Net loss	—	—	—	—	—	(11,652)	—	(11,652)
Other comprehensive income	—	—	—	—	—	—	1,527	1,527
Stock-based compensation	—	—	—	—	3,223	—	—	3,223
Issuance of common stock, restricted stock units	84	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	119	—	—	—	353	—	—	353
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(53)	—	—	(53)
Balance at March 31, 2018	90,583	$8	(121)	$(441)	$362,870	$(254,150)	$929	$109,216
Net loss	—	—	—	—	—	(8,887)	—	(8,887)
Other comprehensive loss	—	—	—	—	—	—	(205)	(205)
Stock-based compensation	—	—	—	—	3,525	—	—	3,525
Issuance of common stock, restricted stock units	1,207	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	32	—	—	—	94	—	—	94
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(364)	—	—	(364)
Balance at June 30, 2018	91,822	$8	(121)	$(441)	$366,125	$(263,037)	$724	$103,379

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,754)	$(20,539)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,994	9,744
Amortization of debt discount and issuance costs	38	4,923
Amortization of contract acquisition costs	868	930
Amortization of premium on short-term investments	—	(1,197)
Amortization of right-of-use assets	4,725	—
Stock-based compensation	2,806	6,538
Restructuring and other related costs	1,166	482
Impairment loss on investment securities	—	1,958
Other	—	56
Net changes in operating assets and liabilities
Accounts receivable, net	11,328	5,593
Prepaid expenses and other assets	(898)	(434)
Contract acquisition costs	(249)	(878)
Accounts payable	(263)	(2,515)
Accrued compensation and benefits	(1,934)	(1,647)
Operating lease liabilities	(4,767)	—
Accrued expenses	(797)	(1,811)
Other liabilities	(546)	1,199
Net cash provided by operating activities	6,717	2,402
Cash flows from investing activities:
Acquisition of property and equipment	(6,095)	(7,268)
Purchases of short-term investments	—	(480)
Sales of short-term investments	—	133,920
Maturities of short-term investments	—	4,240
Net cash (used in) provided by investing activities	(6,095)	130,412
Cash flows from financing activities:
Repayment on finance lease obligations	(421)	(156)
Proceeds from issuance of common stock	141	447
Payments related to minimum tax withholdings on restricted stock unit releases	(19)	(417)
Net cash used in financing activities	(299)	(126)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(156)	243
Net change in cash and cash equivalents and restricted cash	167	132,931
Cash and cash equivalents and restricted cash, beginning of period	27,779	52,633
Cash and cash equivalents and restricted cash, end of period	$27,946	$185,564
Supplemental disclosures of cash flow information:
Cash paid for interest	$136	$1,178
Supplemental disclosures of non-cash activities:
Acquisition of property and equipment accrued in accounts payable and accrued expenses	$419	$389
Increase in contract acquisition costs and benefit to accumulated deficit related to adoption of ASC 606	$—	$3,346
Increase in prepaid expenses and other, other liabilities and benefit to accumulated deficit related to adoption of ASC 606	$—	$363
Increase in operating lease liabilities related to the adoption of ASC 842	$41,760	$—
Increase in right-of-use assets related to the adoption of ASC 842	$39,183	$—
Decrease in prepaids and other assets related to the adoption of ASC 842	$(749)	$—
Decrease in other liabilities related to the adoption of ASC 842	$(3,308)	$—

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

Reclassifications
Certain items on the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 have been reclassified to conform to the current year presentation. These reclassifications did not affect the Company's Consolidated Balance Sheet as of December 31, 2018 or the Company's Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss or Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2018.
New Accounting Standards Issued but Not yet Adopted
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standard Board ("FASB") issued an Accounting Standard Update ("ASU") that amends the measurement of credit losses on financial instruments and requires measurement and recognition of expected versus incurred credit losses for financial assets held. In November 2018, the FASB issued an update to this ASU clarifying receivables arising from operating leases are accounted for using the lease guidance in Accounting Standards Codification Topic 842 Leases ("ASC 842"), and not as financial instruments. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, with early adoption permitted. This standard will apply to the Company's trade receivables. Based on our current analysis the Company does not expect the adoption to have a material impact on its Consolidated Financial Statements as credit losses associated from trade receivables have historically been insignificant. The Company will adopt this standard effective January 1, 2020.
New Accounting Standards Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing, and uncertainty of cash flows from leases. Substantially all leases, including current operating leases, will be recognized by lessees on their balance sheet as a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 initially required entities to adopt the standard using a modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provide transition practical expedients allowing companies to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. The Company adopted this standard effective January 1, 2019 and elected the package of practical expedients, accounting for leases with contractual terms less than 12 months as short-term leases and the transition relief option to apply legacy GAAP to periods prior to the standard’s effective date. Upon initial adoption of the standard, the Company recorded a $29.5 million right-of-use asset ("ROU") and a $32.1 million operating lease liability to the Consolidated Balance Sheets as of January 1, 2019.
Cloud Computing Implementation Costs
In August 2018, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) that provides guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, with early adoption permitted. The Company early adopted this standard effective January 1, 2019 and the effects of this standard were applied prospectively to eligible costs incurred on or after January 1, 2019. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

New Accounting Policies upon Adoption of ASC 842
Leases
At the inception of a contract, the Company determines whether the contract is or contains a lease. ROU assets represent the Company's right to use an underlying asset over the lease term and lease liabilities represent our remaining payment obligation under the lease. ROU assets and liabilities are recognized upon the lease commencement based on the present value of lease payments over the lease term. ROU assets are adjusted for any prepaid or accrued lease payments and unamortized lease incentives or initial direct costs. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate, the variable interest rate on the revolving line of credit (the “Revolver”), and other information available at the lease commencement in determining the present value of lease payments. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain it will exercise the option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense and sublease income is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components, which are accounted for separately.  See “Note 6 — Leases” for additional information.
Note 3 — Fair Value of Financial Instruments
The Company follows a three-tier fair value hierarchy, which is described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There were no transfers between levels during the six months ended June 30, 2019 and 2018.
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.  Cash and cash equivalents are classified within Level 1.
Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from the time of purchase. The Company liquidated its investment securities during the first half of 2018 to repay the $150.0 million convertible notes that matured August 1, 2018. Based on the Company’s decision to sell these investment securities, an other-than-temporary impairment occurred and a $2.0 million impairment loss was recorded in the Consolidated Statements of Operations for the six months ended June 30, 2018.
The Company recognized realized gains from the sale of available-for-sale securities of $0.03 million for the three and six months ended June 30, 2018 and losses from the sale of available-for-sale securities of $0.2 million for the three and six months ended June 30, 2018. Gains and losses on available-for-sale securities are recorded in "Interest and other expense, net" in the Consolidated Statements of Operations.
The Company had restricted cash in "Other assets" in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 of $2.3 million and $1.2 million, respectively. Restricted cash is classified within Level 1.
Note 4 — Other Current and Long-Term Liabilities
Other current liabilities were comprised of the following:

	June 30, 2019	December 31, 2018

	(in thousands)
Legal reserve	$3,730	$3,750
Finance lease obligations	959	954
Contract liability	549	873
Other liabilities	201	198
Employee stock purchase plan withholdings	251	384
Deferred rent	—	735
Total	$5,690	$6,894

Other long-term liabilities were comprised of the following:

	June 30, 2019	December 31, 2018

	(in thousands)
Asset retirement obligations	$1,397	$1,368
Finance lease obligations	1,142	1,510
Accrued restructuring costs	593	716
Deferred tax liability	289	268
Other accrued costs	116	105
Deferred rent	—	2,573
Total	$3,537	$6,540

Note 5 — Debt
Revolving Line of Credit
In July 2018, the Company entered into a $40.0 million senior secured Revolver that allows us to borrow against our domestic receivables as defined in the credit agreement. The Revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings. As of June 30, 2019, the Company did not have any borrowings outstanding on the Revolver and therefore has no future obligations.
The obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has covenants with which the Company was in compliance as of June 30, 2019 and December 31, 2018.
Deferred Debt Issuance Costs
Discounts and premiums to the principal amounts are included in the carrying value of debt and amortized to "Interest and other expense, net" over the remaining life of the underlying debt. Unamortized debt issuance costs related to the Revolver were $0.1 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively. The amortization of all premiums and discounts related to the convertible notes that matured August 2018 was $2.3 million and $4.5 million for the three and six months ended June 30, 2018, respectively.
Interest expense related to the amortization of debt issuance costs, interest expense associated with the Company's debt obligations and accretion of the Company's debt discount was $0.04 million and $3.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively.

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
Rent expense for the three and six months ended June 30, 2018 was $3.1 million and $5.8 million, respectively. Rent income for the three and six months ended June 30, 2018 was $0.5 million and $0.6 million, respectively.

Supplemental income statement information related to leases was as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019

	(in thousands)
Operating lease cost	$3,116	$5,997

Finance lease cost:
Amortization of leased assets	171	322
Interest on lease liabilities	45	86
Total finance lease cost	216	408

Sublease income	(468)	(936)
Net lease cost	$2,864	$5,469

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
(in thousands)
Operating leases:
Right-of-use assets	$33,190

Operating lease liabilities	$8,419
Operating lease liabilities, net of current portion	28,684
Total operating lease liabilities	$37,103

Finance leases:
Property and equipment	$3,479
Accumulated depreciation	(1,463)
Property and equipment, net	$2,016

Other current liabilities	$959
Other long-term liabilities	1,142
Total finance lease liabilities	$2,101

Lease term and discount rate information related to leases was as follows:

June 30, 2019
Weighted-average remaining lease term (in years):
Operating lease	5.0
Finance lease	2.3
Weighted-average discount rate:
Operating lease	6.5%
Finance lease	8.2%

Maturities of lease liabilities were as follows as of June 30, 2019:

	Operating Leases	Operating Sublease	Finance Leases

	(in thousands)
Remainder of 2019	$4,882	$(942)	$555
2020	11,030	(1,932)	1,040
2021	10,562	(1,989)	633
2022	7,126	(1,878)	64
2023	2,218	—	—
Thereafter	8,769	—	—
Total lease payments	44,587	(6,741)	2,292
Less: interest	(6,828)	—	(191)
Less: tenant improvements reimbursement	(656)	—	—
Total	$37,103	$(6,741)	$2,101

Subsequent to June 30, 2019, the Company entered into a sublease agreement with a third party for the San Francisco office space through the remaining term of the lease, November 30, 2023, with total sublease income of approximately $2.8 million.

Note 7 — Commitments and Contingencies
Letter of Credit
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of June 30, 2019 and December 31, 2018, the Company accrued a $3.7 million and $3.8 million, respectively, reserve relating to our potential liability for currently pending disputes, reflected in "Other current liabilities" in the Consolidated Balance Sheets.
On August 23, 2016, the United States District Court for the Middle District of Tennessee granted conditional class certification in a lawsuit originally filed on September 21, 2015 by three former senior sales representatives. The lawsuit, Sarah Patton, et al v. ServiceSource Delaware, Inc., asserts a claim under the Fair Labor Standards Act alleging that certain non-exempt employees in our Nashville location were not paid for all hours worked and were not properly paid for overtime hours worked.  The complaint also asserts claims under Tennessee state law for breach of contract and unjust enrichment; and, on September 28, 2018, the plaintiffs filed a motion to certify the state law breach of contract and unjust enrichment claims as a class action.  A settlement of all claims has been reached and the settlement amounts will be paid in phases. The Company anticipates settlement payments will be completed by the end of 2019.

Non-cancelable Service Contract Commitments
Future minimum payments under non-cancelable service contract commitments were as follows:

June 30, 2019
(in thousands)
Remainder of 2019	$3,886
2020	9,091
2021	7,986
2022	7,431
2023	8,237
Thereafter	—
Total	$36,631

Note 8 — Revenues, Contract Asset and Liability Balances and Contract Acquisition Costs
The following tables present the disaggregation of revenue from contracts with our clients:
Revenue by Performance Obligation

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Professional services	$442	$692	$825	$2,699
Selling services	51,916	60,419	107,044	116,997
Total revenue	$52,358	$61,111	$107,869	$119,696
Revenue by Geography

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
APJ	$9,345	$9,255	$18,019	$16,849
EMEA	13,418	14,669	27,054	30,191
NALA	29,595	37,187	62,796	72,656
Total revenue	$52,358	$61,111	$107,869	$119,696
Revenue by Contract Pricing

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Fixed consideration	$18,828	$20,683	$38,557	$38,425
Variable consideration	33,530	40,428	69,312	81,271
Total revenue	$52,358	$61,111	$107,869	$119,696

Contract Balances
Once the Company obtains a client contract, the timing of satisfying performance obligations and the receipt of client consideration can be different and will give rise to contract assets and contract liabilities. As of June 30, 2019 and December 31, 2018, the contract asset balance totaled $0.1 million and $0.2 million, respectively, and the contract liability balance totaled $0.5 million and $0.9 million, respectively. Contract assets and contract liabilities are reflected in "Prepaid expenses and other", "Other assets" and "Other current liabilities" in the Consolidated Balance Sheets.

Transaction Price Allocated to Remaining Performance Obligations
The Company maintains contracts with fixed consideration that are generally with long-standing client relationships and typically renew annually. Assuming none of the Company’s current contracts with fixed consideration are renewed, we estimate receiving approximately $42.5 million in future selling services fixed consideration as of June 30, 2019. Professional services revenues from fixed consideration are based on proportional performance which is typically concluded within 90 days of contract execution. The Company typically bills professional services upfront upon obtaining a client contract. As of June 30, 2019, we estimate $0.2 million in professional services fixed consideration revenue to be recognized through the remainder of 2019.
Contract Acquisition Costs
Certain commissions paid to the Company's sales team upon obtaining a client contract are incremental and recoverable, and capitalized as contract acquisition costs. Under the transition guidance, the Company recorded a $3.3 million contract acquisition asset and corresponding offset to the opening accumulated deficit balance related to previously expensed sales commissions. The Company expensed $1.5 million of the $3.3 million of contract acquisition asset during 2018 and will expense the remainder of the asset over the next five years as follows: $0.4 million remaining in 2019, $0.6 million in 2020 and $0.3 million in 2021 and beyond. The Company recorded $0.2 million and $0.5 million, respectively, in amortization expense for the three and six months ended June 30, 2019 and $0.4 million and $0.8 million, respectively, of amortization for the three and six months ended June 30, 2018 related to amounts capitalized upon the adoption of ASC 606.
Subsequent to the adoption of ASC 606, the Company capitalized an additional $0.2 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively, of sales commissions as contract acquisition costs related to contracts obtained during the period. The Company recorded amortization expense of $0.3 million and $0.4 million, respectively, for the three and six months ended June 30, 2019 and $0.1 million for the three and six months ended June 30, 2018 related to the amounts capitalized. As of June 30, 2019, the weighted-average remaining amortization period related to these capitalized costs was approximately 2.4 years.
Impairment recognized on contract costs was insignificant for the three and six months ended June 30, 2019 and 2018.
Applying the practical expedient for amortization periods one year or less, the Company recognizes any incremental costs of obtaining contracts as expense when the cost is incurred. These costs are included in "Sales and marketing" in the Consolidated Statements of Operations.
Note 9 — Stockholders' Equity
Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company's Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue	$129	$279	$288	$558
Sales and marketing	429	833	872	1,719
Research and development	18	58	12	122
General and administrative	660	2,257	1,634	4,139
Total stock-based compensation	$1,236	$3,427	$2,806	$6,538

The above table does not include capitalized stock-based compensation related to internal-use software of $0.03 million for the three and six months ended June 30, 2019 and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

Stock Awards Issued to Employees
The following table summarizes information related to stock options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2018	7,516	$3.34		$—
Granted	182	$1.03
Expired and/or forfeited	(3,589)	$4.17
Outstanding as of June 30, 2019	4,109	$2.51	7.89	$—
Exercisable as of June 30, 2019	1,232	$5.17	4.46	$—

The weighted-average fair value of options granted during the six months ended June 30, 2019 and 2018 was $0.51 and $1.84, respectively. As of June 30, 2019, there was $1.7 million of unrecognized compensation expense related to stock options granted under the 2011 Equity Incentive Plan (the "2011 Plan"), which is expected to be recognized over a weighted-average period of 2.7 years.
The following table summarizes information related to restricted stock units and performance-based restricted stock units:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of December 31, 2018	5,669	$3.29
Granted	325	$1.03
Vested(1)	(1,195)	$3.78
Forfeited	(995)	$3.79
Non-vested as of June 30, 2019	3,804	$2.81

(1) 1,175 thousand shares of common stock were issued for restricted stock units vested and the remaining 20 thousand shares were withheld for taxes.
As of June 30, 2019, there was $8.6 million of unrecognized compensation expense related to non-vested restricted stock units and performance-based restricted stock units granted under the 2011 Plan, which is expected to be recognized over a weighted-average period of 2.4 years.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options, unvested restricted stock and shares to be purchased under our 2011 Employee Stock Purchase Plan. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 7.6 million and 5.1 million shares for the three months ended June 30, 2019 and 2018, respectively, and 8.9 million and 5.7 million shares for the six months ended June 30, 2019 and 2018, respectively, because their effect would have been anti-dilutive.
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
The gross amount of the Company’s unrecognized tax benefits was $1.0 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three and six months ended June 30, 2019 and 2018, interest and penalties recognized were insignificant.

Note 11 — Restructuring and Other Related Costs
The Company has undergone restructuring efforts to better align its cost structure with business and market conditions. These restructuring efforts included severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans and future cash outlays are recorded in "Accrued expenses", "Accrued compensation and benefits" and "Other long-term liabilities" in our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.
In February 2019, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, resulting in a headcount reduction. The Company recognized charges related to this restructuring effort of $0.1 million and $1.2 million for the three and six months ended June 30, 2019, respectively, and expects to incur additional costs through September 2019.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the February 2019 restructuring effort:

Severance and Other Employee Costs
(in thousands)
Balance as of January 1, 2019	$—
Restructuring and other related costs	1,167
Cash paid	(1,117)
Balance as of June 30, 2019	$50

In May 2017, the Company announced a restructuring effort to better align its cost structure with current business and market conditions, including a headcount reduction and the reduction of office space in four locations. The Company recognized charges related to this restructuring effort of $0.04 million for the three and six months ended June 30, 2019 and $0.2 million for the three and six months ended June 30, 2018. The Company does not expect to incur additional restructuring charges related to the May 2017 restructuring as of June 30, 2019.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the May 2017 restructuring effort:

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total

	(in thousands)
Balance as of January 1, 2017	$—	$—	$—	$—
Restructuring and other related costs	3,483	2,939	886	7,308
Cash paid	(3,060)	(1,185)	—	(4,245)
Change in estimates and non-cash charges	—	—	(886)	(886)
Acceleration of stock-based compensation expense in additional paid-in capital	(352)	—	—	(352)
Balance as of December 31, 2017	71	1,754	—	1,825
Restructuring and other related costs	120	89	—	209
Cash paid	(188)	(1,133)	—	(1,321)
Change in estimates and non-cash charges	(3)	252	—	249
Balance as of December 31, 2018	—	962	—	962
Restructuring and other related costs	—	39		39
Cash paid	—	(93)	—	(93)
Change in estimates and non-cash charges	—	(40)	—	(40)
Balance as of June 30, 2019	$—	$868	$—	$868

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
Key Financial Results For the Three Months Ended June 30, 2019

•	GAAP revenue was $52.4 million compared with $61.1 million reported for the same period in 2018.

•	GAAP net loss was $6.0 million or $0.06 per diluted share, compared with GAAP net loss of $8.9 million or $0.10 per diluted share reported for the same period in 2018.

•
Adjusted EBITDA was negative $0.5 million compared with positive Adjusted EBITDA of $3.2 million reported for the same period in 2018. See “Non-GAAP Financial Measurements” below for a reconciliation of Adjusted EBITDA from "Net loss."

•	Ended the quarter with $27.9 million of cash and cash equivalents and restricted cash and no borrowings under the Company’s $40.0 million revolving line of credit.
Results of Operations
For the Three Months Ended June 30, 2019 Compared to the Same Period Ended June 30, 2018
Net Revenue, Cost of Revenue and Gross Profit
Net revenue is primarily attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We also generate revenues from selling professional services. Historically, we earned a small percentage of our total revenue from the sale of subscriptions to our cloud-based applications.

Cost of revenue includes employee compensation, technology costs, including those related to the delivery of our cloud-based technologies and allocated overhead costs.

	For the Three Months Ended June 30,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$52,358	100%	$61,111	100%	$(8,753)	(14)%
Cost of revenue	38,349	73%	42,463	69%	(4,114)	(10)%
Gross profit	$14,009	27%	$18,648	31%	$(4,639)	(25)%
Net revenue decreased by $8.8 million or 14%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to client churn and lower bookings.
Cost of revenue decreased $4.1 million, or 10%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to the following:

•
$2.8 million decrease in employee related costs primarily due to lower bonus and commissions driven by lower revenue attainment, lower salary costs driven by headcount remaining consistent with increase in lower cost locations and lower travel and entertainment expenditures; and

•	$1.8 million decrease in depreciation and amortization expense primarily due to internally developed software fully amortized as of July 2018; partially offset by

•	$0.6 million increase in information technology costs.
Operating Expenses

	For the Three Months Ended June 30,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$7,486	14%	$9,252	15%	$(1,766)	(19)%
Research and development	1,274	2%	1,780	3%	(506)	(28)%
General and administrative	10,970	21%	13,157	22%	(2,187)	(17)%
Restructuring and other related costs	148	—%	156	—%	(8)	(5)%
Total operating expenses	$19,878	38%	$24,345	40%	$(4,467)	(18)%
Sales and Marketing
Sales and marketing expenses primarily consist of compensation expenses and sales commissions for our sales and marketing staff, amortization of contract acquisition costs, allocated expenses and marketing programs and events.
Sales and marketing expense decreased $1.8 million, or 19%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a decrease in employee related costs associated with employee attrition, lower revenue attainment and our restructuring effort to better align our cost structure with current business and market conditions as well as a decrease in travel costs.
Research and Development
Research and development expenses primarily consist of employee compensation expense, allocated costs and the cost of third-party service providers.
Research and development expense decreased $0.5 million, or 28%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a decrease in employee related costs driven by our restructuring effort to better align our cost structure with current business and market conditions as well as a decrease in bonus expense due to lower revenue attainment.

General and Administrative
General and administrative expenses primarily consist of employee compensation expense for our executive, human resources, finance and legal functions and expenses for professional fees for accounting, tax and legal services, as well as allocated expenses, which consist of depreciation, amortization of internally developed software, facility and technology costs.
General and administrative expense decreased $2.2 million, or 17%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to the following:

•
$3.0 million decrease in employee related costs primarily due to changes in executive management, decrease in bonus expense due to lower revenue attainment and decreases in travel costs and recruitment services; partially offset by

•	$0.6 million increase in depreciation and amortization expense; and

•	$0.4 million increase in information technology costs.
Restructuring and Other Related Costs
Restructuring and other related costs primarily consist of severance and other employee costs.
Restructuring and other related costs remained relatively flat for the three months ended June 30, 2019 compared to the same period in 2018.
Other Expenses
Interest and other expense, net primarily consists of amortization of debt issuance costs, interest expense associated with the Company's debt obligations, accretion of the Company's debt discount, interest income earned on our cash and cash equivalents and marketable securities, imputed interest from our finance lease payments and foreign exchange gains and losses.

	For the Three Months Ended June 30,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(120)	—%	$(3,106)	(5)%	$2,986	(96)%
Other income, net	$62	—%	$330	1%	$(268)	(81)%
Interest expense decreased $3.0 million, or 96%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to the maturity and payoff of our $150.0 million convertible notes in August 2018.
Other income, net decreased $0.3 million, or 81% for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a decrease in interest income earned on our short-term investments and foreign currency fluctuations.
Provision for Income Tax Expense

	For the Three Months Ended June 30,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(108)	—%	$(414)	(1)%	$306	(74)%

Provision for income tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax expense decreased $0.3 million, or 74% for the three months ended June 30, 2019 compared to the same period in 2018, due to a decrease in profitable operations in certain foreign jurisdictions.

For the Six Months Ended June 30, 2019 Compared to the Same Period Ended June 30, 2018
Net Revenue, Cost of Revenue and Gross Profit

	For the Six Months Ended June 30,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$107,869	100%	$119,696	100%	$(11,827)	(10)%
Cost of revenue	77,825	72%	84,187	70%	(6,362)	(8)%
Gross profit	$30,044	28%	$35,509	30%	$(5,465)	(15)%
Net revenue decreased by $11.8 million or 10%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to client churn and lower bookings.
Cost of revenue decreased $6.4 million, or 8%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the following:

•
$3.8 million decrease in employee related costs primarily due to lower bonus and commissions driven by lower revenue attainment, lower salary costs driven by headcount remaining consistent with increase in lower cost locations and lower travel and entertainment expenditures;

•	$3.7 million decrease in depreciation and amortization expense primarily due to internally developed software fully amortized as of July 2018; and

•	$0.5 million decrease in professional service fees; partially offset by

•	$1.6 million increase in information technology and facilities costs.
Operating Expenses

	For the Six Months Ended June 30,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$15,435	14%	$18,490	15%	$(3,055)	(17)%
Research and development	2,537	2%	3,296	3%	(759)	(23)%
General and administrative	21,952	20%	26,046	22%	(4,094)	(16)%
Restructuring and other related costs	1,206	1%	209	—%	997	*
Total operating expenses	$41,130	38%	$48,041	40%	$(6,911)	(14)%
* Not considered meaningful.
Sales and Marketing
Sales and marketing expense decreased $3.1 million, or 17%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a decrease in employee related costs associated with employee attrition, lower revenue attainment and our restructuring effort to better align our cost structure with current business and market conditions as well as a decrease in travel costs.
Research and Development
Research and development expense decreased $0.8 million, or 23%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a decrease in employee related costs driven by our restructuring effort to better align our cost structure with current business and market conditions as well as a decrease in bonus expense due to lower revenue attainment.

General and Administrative
General and administrative expense decreased $4.1 million, or 16%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the following:

•
$4.6 million decrease in employee related costs primarily due to changes in executive management, decrease in bonus expense due to lower revenue attainment and decreases in temporary labor, recruitment services and travel costs; and

•	$0.9 million decrease in professional service fees; partially offset by

•	$0.9 million increase in depreciation and amortization expense; and

•	$0.7 million increase in information technology costs.
Restructuring and Other Related Costs
Restructuring and other related costs increased $1.0 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to costs incurred during the six months ended June 30, 2019 related to the February 2019 restructuring effort to better align our cost structure with current business and market conditions, resulting in a headcount reduction in our sales and marketing and research and development teams.
Other Expenses

	For the Six Months Ended June 30,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(212)	—%	$(6,128)	(5)%	$5,916	(97)%
Other (expense) income, net	$(336)	—%	$506	—%	$(842)	*
Impairment loss on investment securities	$—	—%	$(1,958)	(2)%	$1,958	(100)%
* Not considered meaningful.
Interest expense decreased $5.9 million, or 97%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the maturity and payoff of our $150.0 million convertible notes in August 2018.
Other (expense) income, net decreased $0.8 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a decrease in interest income earned on our short-term investments and foreign currency fluctuations.
During 2018, we determined to liquidate the majority of our investment securities to have sufficient cash on hand to repay our $150.0 million convertible notes due August 1, 2018. Based on our decision to sell these investment securities, we determined an other-than-temporary impairment occurred as of March 31, 2018. Consequently, a $2.0 million impairment loss was recorded in our Consolidated Statements of Operations for the six months ended June 30, 2018.
Provision for Income Tax Expense

	For the Six Months Ended June 30,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(120)	—%	$(427)	—%	$307	(72)%

Provision for income tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax expense decreased $0.3 million, or 72% for the six months ended June 30, 2019 compared to the same period in 2018, due to a decrease in profitable operations in certain foreign jurisdictions.
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

As of June 30, 2019, we had cash and cash equivalents of $25.7 million, which primarily consisted of demand deposits and money market mutual funds. Included in cash and cash equivalents was $5.0 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of June 30, 2019, we had no unremitted earnings from our foreign subsidiaries.
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
As of June 30, 2019, we did not have any borrowings outstanding under the Revolver. Obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of our subsidiaries. The Revolver has covenants with which we are in compliance as of June 30, 2019 and December 31, 2018.
Letter of Credit and Restricted Cash
In connection with two of our leased facilities, we are required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.
Cash Flows
The following table presents a summary of our cash flows:

	For the Six Months Ended June 30,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$6,717	$2,402
Net cash (used in) provided by investing activities	(6,095)	130,412
Net cash used in financing activities	(299)	(126)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(156)	243
Net change in cash and cash equivalents and restricted cash	$167	$132,931
Our total depreciation and amortization expense was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Purchased intangible asset amortization	$—	$—	$—	$85
Internally developed software amortization	1,407	3,044	2,666	5,876
Property and equipment depreciation	2,302	1,897	4,328	3,783
Total depreciation and amortization	$3,709	$4,941	$6,994	$9,744
Operating Activities
Net cash provided by operating activities increased $4.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of improved cash collections from customers during the current period compared to the prior period and lower cash payments made during the current period compared to the prior period related to operating costs previously accrued for; offset by a decrease in Adjusted EBITDA.
Investing Activities
Net cash provided by investing activities decreased $136.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of a decrease in cash inflows from the sale and maturity of our short-term investments during 2018, offset by a decrease in cash outflows related to the acquisition of property and equipment during the six months ended June 30, 2019.

Financing Activities
Net cash used in financing activities increased $0.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of a reduction in proceeds from the issuance of common stock and an increase in cash outflows from the repayment of finance lease obligations during the six months ended June 30, 2019, offset by a decrease in payments related to minimum tax withholdings on restricted stock unit releases.
Off-Balance Sheet Arrangements
As of June 30, 2019 we did not have any off balance sheet arrangements.
Contractual Obligations and Commitments
Our contractual obligations primarily consist of obligations under operating and finance leases for office space and certain equipment and non-cancelable service contracts.
The following table summarizes future payments of our contractual obligations as of June 30, 2019:

	Total	Less than 1 year	1- 3 years	4- 5 years	More than 5 years

	(in thousands)
Finance lease obligations	$2,101	$959	$1,142	$—	$—
Operating lease obligations	37,103	7,977	17,663	4,742	6,721
Operating sublease income(2)	(6,741)	(1,903)	(3,980)	(858)	—
Service contracts	36,631	8,431	24,081	4,119	—
Restructuring and other related costs	918	325	491	102	—
Total(1)	$70,012	$15,789	$39,397	$8,105	$6,721
(1) Excluded from the table is the income tax liability we recorded for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. As of June 30, 2019, our liability for unrecognized tax benefits was $1.0 million. Reasonably reliable estimate of the amounts and periods of related future payments cannot be made at this time.
(2) Subsequent to June 30, 2019, the Company entered into a sublease agreement with a third party for the San Francisco office space through the remaining term of the lease, November 30, 2023, with total sublease income of approximately $2.8 million.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company's significant accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2018. These policies were followed in preparing the Consolidated Financial Statements for the three and six months ended June 30, 2019 and are consistent with the year ended December 31, 2018, except for the new accounting policies related to the adoption and application of Accounting Standards Codification Topic 842, Lease Accounting (“ASC 842") as of January 1, 2019.
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
This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The following table presents the calculation of Adjusted EBITDA reconciled from “Net loss”:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Net loss	$(6,035)	$(8,887)	$(11,754)	$(20,539)
Provision for income tax expense	108	414	120	427
Interest and other expense, net	58	2,776	548	5,622
Depreciation and amortization	3,709	4,941	6,994	9,744
EBITDA	(2,160)	(756)	(4,092)	(4,746)
Stock-based compensation	1,236	3,427	2,806	6,538
Amortization of contract acquisition asset costs - ASC 606 initial adoption	255	420	512	846
Restructuring and other related costs	148	156	1,206	209
Impairment loss on investment securities	—	—	—	1,958
Adjusted EBITDA	$(521)	$3,247	$432	$4,805
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our market risk exposures associated with foreign currency risk, inflation risk and interest rate risk for the six months ended June 30, 2019, as compared with those discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2018.
The effective interest rate on our Revolver was 6.50% as of June 30, 2019. As of June 30, 2019, we did not have any borrowings outstanding on the Revolver, therefore a 1% increase in the effective interest rate would not increase interest expense. We may incur additional expense in future periods if we borrow on the Revolver.
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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements.

* Filed or Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	August 7, 2019	By:	/s/ RICHARD G. WALKER
Richard G. Walker Chief Financial Officer (Principal Financial and Accounting Officer)