Form 10-K
period 2019-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2020-02-19
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission file number 001-35108
SERVICESOURCE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware		81-0578975
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

707 17th Street, 25th Floor
Denver,	Colorado	80202
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (720) 889-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	SREV	The Nasdaq Stock Market LLC
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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $82.3 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of January 31, 2020, there were approximately 94,881,740 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this annual report on Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

i

FORWARD LOOKING STATEMENTS
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believe,” “project,” "target," "forecast", “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and variations of such words or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1.A. of this Form 10-K) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise except as required by applicable law.
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. For a summary of commonly used industry terms and abbreviations used in this report, see the Glossary of Terms located at the end of this report.
PART I

ITEM 1.	BUSINESS
About ServiceSource
ServiceSource is a leading provider of BPaaS solutions that enable the transformation of go-to-market organizations and functions for global technology clients. We design, deploy, and operate a suite of innovative solutions and complex processes that support and augment our clients’ B2B customer acquisition, engagement, expansion and retention activities. Our clients - ranging from Fortune 500 technology titans to high-growth disruptors and innovators - rely on our holistic customer engagement methodology and process excellence, global scale and delivery footprint, and data analytics and business insights to deliver trusted business outcomes that have a meaningful and material positive impact to their long-term revenue and profitability objectives. Through our unique integration of people, process and technology - leveraged against our 20 years of experience and domain expertise in the cloud, software, hardware, medical device and diagnostic equipment, and industrial IoT sectors - we effect and transact billions of dollars of B2B commerce in more than 175 countries on our clients’ behalf annually.
Our services are delivered from 11 global centers of excellence by more than 3,200 professionals speaking 45 languages. Our net revenue was $216.1 million for the year ended December 31, 2019.
Our Market Opportunity
Our clients operate in rapidly changing and dynamic environments where they face increasing pressure to gain market share, expand globally, accelerate revenue growth, and streamline operating expenses. In an era of more intense competition, rapid technology disruption, and lower customer switching costs, the most successful B2B companies are recognizing the imperative of a customer-centric mindset. Enabling and delivering a superior customer experience is mission-critical for these companies, yet many lack the appropriate internal resources and capabilities required for longstanding success. Increasingly, they are seeking strategic partners and thought leaders who possess the requisite expertise and proven competencies to enhance the loyalty and lifetime value of their customers by accelerating their go-to-market transformation strategies. Against this market opportunity backdrop, we believe ServiceSource is uniquely positioned and competitively differentiated to benefit from the following dynamics:

•
Consumerization of B2B commerce. In today’s hyper-connected digital economy, individuals have become accustomed to engaging with B2C brands through channels and interactions that are efficient, effective and effortless. These individuals are bringing their consumer expectations into the workplace, fundamentally reshaping how companies market, sell to and engage with their business customers. The majority of business buyers expect their B2B customer experiences to mirror their B2C encounters and are willing to award a greater share of wallet and higher loyalty to vendors who can meet these raised expectations. While factors such as price, quality and feature functionality remain important considerations, leading B2B companies recognize that durable competitive advantage is increasingly based on facilitating interactions that are proactive, predictive and personalized across all touchpoints of the customer journey. We believe more companies are turning to external specialists like ServiceSource to structure, deploy and operate integrated solutions and processes that can holistically address and serve the unique and heightened demands of this emerging consumerization trend.

•
Deployment of customer-centric models that disrupt legacy go-to-market channels. Technology companies have relied for decades on a variety of third-party intermediaries to reach their mid-market customers. For many companies, 50% - 75% or more of their revenue has historically been attributed to indirect channels, including distributors, resellers, system integrators, and managed service providers, among others. These legacy routes to market are rapidly losing relevance due to the consumerization of IT, the growth of as-a-service offerings, the proliferation of cloud delivery and distribution models, and the rapid adoption of subscription and consumption-based billing plans. In light of these shifts and driven by a growing desire for greater customer insight and intimacy, more companies are deprioritizing investments away from these indirect channels, while assigning more focus to direct-to-consumer pathways. We believe these organizations are looking to strategic thought leaders such as ServiceSource who can help them reimagine their go-to-market strategies, accelerate their channel transformation initiatives, and design and manage new customer-centric operating models that will enable them to grow closer to their customers.

•
Emergence of customer experience as a competitive differentiator. Increased global competition, lower barriers to entry and shortened product lifecycles are prompting technology companies to reassess their competitive advantage and reevaluate their core competencies. While areas such as intellectual property, engineering, research and development, and product development still remain core, successful forward-thinking organizations realize and appreciate the positive impact of a well-orchestrated customer experience on their revenue and profitability objectives. While these companies are attempting to allocate greater resources to build internal customer-facing capacity in areas including demand generation and conversion, account management, and customer success management, they are often encumbered by pre-existing organizational dynamics, departmental silos, and corporate inertia. We believe more companies will increasingly seek to partner with differentiated BPaaS providers like ServiceSource who can help them to more rapidly scale their customer experience initiatives with a value-driven and outcomes-based business case. Our clients choose us to help them drive greater customer engagement, trust, and loyalty given our integrated solution suite, demonstrable track record, proven process improvement methodology, global scale and infrastructure, and data expertise and insights.

Our Strategy and Solutions
Our strategy is to drive client success by bringing the world’s greatest brands closer to their customers through people-powered, digitally-enabled solutions and data-driven insights. To address and capitalize on our market opportunity, we are pioneers in the CJX market and believe our solution scope, process expertise, and global operating scale position us as a category leader. Our unified CJX solution suite spans the pre- and post-sale B2B customer journey and is deployed through a holistic model that enables our clients to more efficiently and effectively identify, land, adopt, expand and renew their customers and end-users.
The ServiceSource CJX solution suite has been built on three primary solution pillars, encompassing digital sales, customer success, and channel management, all underpinned by enabling competencies centered around our highly trained people, proprietary processes, and best-in-class technologies. Depending on our clients’ needs, we can provide our solutions and motions on a fully integrated basis or we can design and deploy them on a discrete, á la carte basis to address our clients’ unique requirements.

Digital sales. Through our digital sales solution, we help our clients accelerate their acquisition and expansion efforts across both net-new and installed-base customer accounts. Our core motions of demand qualification, demand conversion, and account management are designed to drive higher quality leads, improved pipeline hygiene, greater marketing and sales funnel velocity, better sales conversion rates, higher net expansion rates, and increased consumption for our clients’ products and services.

•
Demand qualification. We serve as a seamless extension to our clients’ advertising, marketing, and digital demand generation activities. Through proactive customer interaction and leveraged with our data analytics expertise, our business development reps digitally engage with marketing-generated leads to evaluate and score their budget, authority, need, and timing to progress them through the funnel into sales-qualified and sales-accepted leads.

•
Demand conversion. We serve as a high velocity augmentation to our clients’ inside sales teams, allowing for enhanced coverage and increased conversion of their sales pipeline. Our sales development reps are extensively trained on our clients’ products, services, and features, and are experts at value- and persona-based selling. Through omnichannel media - including voice, chat, email, video, and social - our teams nurture leads, educate prospects, and conduct sales demos to convert qualified opportunities into confirmed orders and closed bookings for our clients.

•
Account management. We serve as a natural complement to our clients’ installed-based account management sales motions. Our highly-skilled digital sales professionals develop, formulate, and implement account-based sales plans to identify and execute expansion selling opportunities, driving high margin incremental revenue for our clients through higher cloud consumption levels, upsell and cross-sell rates, multi-year conversions, and service and support attach rates.

Customer success. Through our customer success solution, we are an integrated component of our clients’ customer experience strategies and engagement efforts. Our core motions of onboarding, adoption, and renewals management are uniquely tailored and customized to improve the satisfaction, referenceability, loyalty, retention and lifetime value of our clients’ customers.

•
Onboarding. Our onboarding experts engage and communicate with our clients’ new customers to ensure they are positioned for success from the first day of their relationship. We confirm subscriptions were successfully activated, downloads were successfully installed, assets and entitlements were successfully provisioned, and payments and credits were successfully applied. Where required, we further triage and support the coordination of our clients’ technical support and professional services resources to drive higher initial customer satisfaction and issue resolution outcomes.

•
Adoption. Our adoption specialists are thoroughly trained and well-versed in the full range of features and functionality of our clients’ products, services and solutions. Leveraging telemetry from a variety of data feeds complemented with proactive real-time customer interaction, we ensure that our clients’ customers are appropriately educated, informed and empowered on how they can best achieve faster speed-to-value and return-on-investment for their subscription or purchase.

•
Renewals management. Our renewals representatives are equipped with our industry-leading high-performance sales methodology and complemented by best-in-class technology and processes to manage revenue that may be at risk of loss for our clients. Our systems and global teams cleanse, validate, enhance and supplement our clients’ CRM and ERP data in order to proactively configure, price, quote and sell customer contracts that are nearing expiration or cancellation. Through extensive integration with our clients’ internal systems, teams and processes, we deliver performance outcomes that allow our clients to recognize lower customer churn and attrition, enhanced contract renewal rates, and higher revenue retention metrics.

Channel management. Through our channel management solution, we support the full lifecycle management of our clients’ indirect channels and routes to market. Our core motions of partner recruitment, partner onboarding and enablement, and partner success management are designed to increase partner mindshare, productivity, and sales of our clients’ products and services across both one-tier and two-tier distribution channel models.

•
Partner recruitment. Our partner recruitment specialists are dedicated to identifying, vetting, and recruiting new distributors, value-added resellers, resellers, system integrators, managed service providers, agents and related third parties to join our clients’ channel partner programs. Through intensive research and proactive outreach, we ensure that our clients have an opportunity to expand their partner organizations with firms that are best positioned to more effectively market, sell and support our clients’ offerings in their respective regions and territories.

•
Partner recruitment. Our partner recruitment specialists are dedicated to identifying, vetting, and recruiting new distributors, value-added resellers, resellers, system integrators, managed service providers, agents, and related third parties to join our clients’ channel partner programs. Through intensive research and proactive outreach, we ensure that our clients have an opportunity to expand their partner organizations with firms that are best positioned to more effectively market, sell, and support our clients’ offerings in their respective regions and territories.

•
Partner onboarding and enablement. Our partner onboarding specialists are thoroughly trained in the program design, tiering levels and criteria, and incentives available to partners through our clients’ channel programs. Through early engagement, intervention, and training, we promote greater program awareness, understanding, and focus for new partners, equipping them to achieve better early outcomes with our clients.

•
Partner success management. Our partner success managers support our clients’ partners in developing and formulating quarterly and annual performance objectives, analyzing and forecasting sales and renewals pipelines, and identifying and resolving barriers to their success. Through ongoing engagement and interaction with our clients’ indirect partners, we proactively manage the relationships to ensure higher levels of success for our clients, the partners, and their mutual customers.

Our CJX solution suite is provided to our clients primarily through a unique outcomes-based, pay-for-performance model that ensures optimal alignment to their business growth priorities, return-on-investment mandates and customer experience objectives. Through this model, our clients pay us commissions that are either flat-rate or variable based on the bookings and/or revenue we generate on their behalf. For engagements where other pricing options are more appropriate, including our professional services, sales enablement and data management services, our clients pay us through either fixed-fee or full-time employee-based pricing models. Oftentimes our client contracts incorporate multiple pricing models to most appropriately balance our assessment of the data quality, operational complexity and risk-reward profile of the engagement. For the year ended December 31, 2019, 68% of our revenue was derived from pay-for-performance pricing arrangements and 32% was derived from fixed-fee or full-time employee-based pricing arrangements.
Our relationship with our clients begins in the pre-sales process and continues through the lifecycle of our engagement:

•
Sales performance analysis. We typically begin engagements with our prospective clients by conducting a SPA. Through our SPA process, we conduct in-depth executive interviews and data analysis to understand a client’s unique challenges and desired business outcomes, evaluate and benchmark their performance against those outcomes, analyze opportunities for improvement using proprietary analytical models, and deliver expertise and recommendations to drive an enhanced customer experience, improved operational KPIs, and targeted financial gains.

•
Business case, pricing and contract structuring. We use our reservoir of data, benchmarks, and best practices to estimate the critical components of the business case, to calculate our ability to improve our clients’ performance based on our extensive track record of execution for similar engagements, to scope and design an optimal delivery model, and to derive an appropriate value-based pricing structure and contractual arrangement.

•
Data integration, implementation and launch. Once we have entered into a contract with a client, we deploy our professional services to rapidly integrate our tools and platforms with our clients’ systems, while our data and ops services teams ensure that high velocity data feeds are appropriately configured, mapped, loaded, enabled, and enhanced. Our talent acquisition teams launch a highly selective recruiting and onboarding process, while our learning & development teams build and deliver a robust training curriculum and certification program.

•
Performance and execution. Following the implementation and ramp of an engagement, we leverage our reporting platform, data reservoir, and performance optimization tools to continuously monitor, measure, analyze, benchmark, and enhance the performance of our teams to ensure we are positioned to deliver against the business case and exceed our clients’ expectations.

•
Client benchmarking and continuous improvement. Our extensive platform and the accumulation of 20 years of experience serve as the foundation for benchmarking our clients’ performance against internal parity rates, industry peers, and previous performance periods. We generally conduct monthly and quarterly business review meetings and host frequent executive steering reviews with our clients to assess our results, identify potential process gaps, determine opportunities for continuous improvement, and make recommendations that we believe will allow our clients and us to achieve higher levels of performance and efficiencies.

Markets We Serve
We target our solutions exclusively to B2B technology companies and focus on chosen market segments where we have deep domain expertise, proven competencies and best practices, robust executive relationships, and the ability to leverage existing client references and advocacy.

•
Cloud and SaaS. In this segment, we serve companies who provide their solutions via public, private, or hybrid cloud delivery models, including SaaS, PaaS, and IaaS vendors. Within this market, customers and end-users typically purchase from our clients through a recurring subscription or a consumption-based utility billing model. Market research firm IDC estimates the total global market for cloud software was approximately $173 billion in 2019 with a forecasted 19% compound annual growth rate through 2023.

•
Software. Our clients in this segment include companies who primarily provide their software in an on premise environment, where our clients’ customers and end-users typically pay for a defined number of licenses or subscribers, as well as related software support, maintenance and service contracts. We have developed extensive expertise in a variety of software sub-sectors, supporting vendors of application and system software, collaboration software, CRM software, cyber-security software, open source operating system software, and virtualization software, among others. IDC estimates the total global market for software license and maintenance was approximately $314 billion in 2019 with a forecasted nominal growth rate through 2023, while the software subscription market was approximately $232 billion in 2019 with a forecasted 17% compound annual growth rate through 2023.

•
Hardware. In this segment, we serve companies who provide IT hardware and related assets, including data center systems (servers, storage, gateways, and arrays), networking and communications equipment (switches, routers, access points, and appliances), and computing equipment and peripherals (workstations, PCs, thin-clients, and imaging devices), among others. Within this segment, our services are primarily directed at selling, renewing, and extending hardware maintenance and support contracts on our clients’ behalf. IDC estimates the total global market for hardware maintenance and support was approximately $36 billion in 2019 with a forecasted 2% compound annual growth rate through 2023.

•
Medical device and diagnostic equipment. Our clients in this segment include companies who provide products, software and services to the healthcare and medical field, including vendors of radiology and diagnostic imaging equipment, surgical and laboratory instruments, and healthcare IT software, among others. Market research firm Fortune Business Insights estimates the total global medical device market was approximately $426 billion in 2018 with a forecasted 5% compound annual growth rate through 2025.

•
Industrial IoT. In this segment, we serve companies who provide hardware, sensors, software and related services to monitor and automate smart and connected devices for manufacturing environments, process control applications, and energy and utility customers, among others. Research firm IoT Analytics estimates the total global market for industrial IoT applications was approximately $87 billion 2019 with a forecasted 37% compound annual growth rate through 2023.

Our Clients
We seek to build long-term, durable relationships with leading companies and high-growth innovators within each of our target markets, where our strategy, solutions, and capabilities provide a compelling client value proposition and opportunity for us to drive enduring client success and trusted business outcomes. We typically enter into multi-year contracts with our clients with average terms ranging from two to four years. Our client contracts are generally comprised of a master services agreement, which is a framework agreement that defines broad governing terms, supplemented by one or multiple order forms or statements of work that outline detailed terms, conditions, pricing, description of services and definition of scope. While most of our contracts may be terminated for convenience on relatively short notice, often subject to the payment of an early termination fee by the client, our top 10 client relationships range in duration from eight to 14 years, with an average tenure of 10 years.
During the year ended December 31, 2019, our top ten clients each generated more than $5 million in revenue and represented a combined 74% of our total net revenue.
The following table presents clients with 10% or more of our net revenue:

	For the Year Ended December 31,
	2019	2018
Cisco	13%	14%
VMware(1)	13%	13%
Dell(1)	12%	10%
(1) Clients are affiliates of each other or are under common control.
Our People
We believe our people are our greatest asset and central to the success of ServiceSource and our clients. We direct our efforts and invest extensive resources to ensure we are able to attract, hire, develop, incentivize, promote and retain a world-class workforce. We are committed to building a culture that inspires success for our people and fostering a workplace environment that promotes trust, diversity, and inclusion while providing multiple avenues for continuous personal and professional development.
As of December 31, 2019, we had approximately 3,200 employees worldwide with 72% located outside of the U.S. The majority of our employees are full-time. Our employees are not covered by collective bargaining agreements.

Corporate Social Responsibility
We are committed to corporate social responsibility through our ServiceSource Cares program, which focuses on three key pillars:

•
Employee health and wellbeing. We believe a loyal and productive workforce requires a holistic approach to caring for the whole self, and we provide a variety of programs and benefits to support the physical, mental, emotional and spiritual health and wellbeing of our employees. In 2019, we joined the ranks of other forward-thinking companies to offer 12 weeks of paid parental (maternal and paternal) leave to our U.S. employees, providing important support for our employees as they strive to care for, bond with and welcome new family members and integrate family life with work life.

•
Inclusion and diversity. We believe high-performing organizations are defined by policies and practices that encourage and celebrate an inclusive and diverse workforce. In 2019, we advanced our gender equality initiative with women representing approximately half of our total employee base and approximately one-third of our leadership ranks, up from less than 20% in the prior year.

•
Community engagement and involvement. We are active and involved members in the communities in which our employees live and work, and we promote a culture of volunteering and giving back. Through our paid volunteer time off program, our employees collectively volunteered more than 13,000 hours supporting a variety of charitable causes and organizations in their communities during 2019.

Competition and Our Competitive Strengths
The market for our BPaaS services and CJX solution suite is dynamic and evolving. Historically, B2B companies have managed their customer acquisition, engagement, expansion, and retention efforts internally and have relied upon a variety of third-party technologies and tools - including enterprise resource planning software, customer relationship management software, customer success management software, business intelligence software, channel management software, customer experience management software, and sales enablement software - from vendors such as Adobe, Gainsight, Medallia, Oracle, SAP, salesforce.com, and XANT, to enable their in-house teams and workflows. Some companies have made further investments in this area using firms such as Accenture, Deloitte Digital and McKinsey & Company for customer experience design and digital transformation consulting services for their go-to-market organizations. These internally developed solutions represent the primary alternative to our integrated approach of combining people, processes and technology to provide a purpose-built, end-to-end optimized solution.
We believe we are the only company of scale exclusively focused on serving the unique requirements of B2B technology companies with a solution suite that addresses the entirety of the customer journey experience continuum. Within the broader BPaaS market, at times we may compete with larger, more diversified and less-focused companies such as Cognizant, Convergys, Genpact, TTEC, and Webhelp, as well as smaller companies offering more narrow point solutions such as MarketStar and N3 Results.
We believe our principal competitive strengths and differentiators include our:

•	20 year track record of innovation and market leadership;

•	B2B technology industry domain expertise;

•	ability to drive client success and value;

•	scope and completeness of our solution;

•	robust global delivery footprint and infrastructure

•	extensive geographic and language coverage model;

•	outcomes-based, pay-for-performance pricing;

•	data-driven insights, best practices and benchmarks;

•	speed and agility;

•	experience and quality of our leadership team;

•	reputation and referenceable client base; and

•	size and financial stability of our operations.
Although we currently have few direct competitors that offer integrated solutions at our scale, we expect competition and competitive pressure, from both new and existing competitors, to increase in the future.

Our Intellectual Property
We believe our ability to innovate is a key driver of value for our clients and our business. The solutions we provide to our clients often include a variety of proprietary tools, technologies, processes, methodologies, and expertise which comprise our intellectual property. In addition, our intellectual property includes patents, trademarks, and copyrights, as well as various trade secrets, which we believe provide us with a competitive advantage in the marketplace. We protect our intellectual property by leveraging U.S. and foreign patent, trademark, copyright, and trade secret laws, in addition to entering into non-competition, confidentiality, non-disclosure, and related intellectual property protection agreements with our clients, employees, contractors and suppliers.
Partnerships and Alliances
We routinely enter into partnerships and alliances with companies that can enhance our solutions, differentiate our capabilities, advance our technologies and tools, and complement our sales and marketing activities. These relationships include strategic go-to-market alliances, joint-selling agreements, “white-labeled” technology integrations and business transformation and consulting partners.
Additional Information
Our predecessor company was founded in 1999 and we were formed as a Delaware limited liability company in 2002 and converted to a Delaware corporation in 2011. Additional information about us is available on our website at http://www.servicesource.com. The information on our website is not incorporated into this annual report by reference and is not a part of this Form 10-K. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. From time to time, we may use our website as a channel of distribution of material information about our company. Financial and other important information regarding our business is routinely posted on and accessible at http://ir.servicesource.com.

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
In order for us to improve our operating results and grow, it is important that our clients renew their agreements with us when the initial contract term expires and that we expand our client relationships to add new market opportunities and the related revenue management opportunity. Our clients may elect not to renew their contracts with us after the expiration of their initial terms, which typically vary between one and two years, or may elect to otherwise terminate our services, and we cannot assure you that our clients will renew service contracts with us at the same or higher level of service, if at all, or provide us with the opportunity to manage additional revenue management opportunities. Although our renewal rates have been historically higher than those achieved by our clients prior to their use of our solution, some clients have still elected not to renew their agreements with us. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, many of which are beyond our control, including their satisfaction or dissatisfaction with our solution and results, our pricing, mergers and acquisitions affecting our clients or their end customers, the effects of economic conditions or reductions in our clients’ or their end customers’ spending levels. If our clients do not renew their agreements with us, renew on less favorable terms, terminate their services with us or fail to contract with us for additional services, our revenue may decline and our operating results may be adversely affected.

Our revenue will decline if there is a decrease in the overall demand for our clients’ products and services.
A majority of our revenue is based on a pay-for-performance model, which means that we are paid a commission based on the service contracts we sell on behalf of our clients. If a particular client’s products or services fail to appeal to its end customers, our revenue will decline for our work with that client. In addition, if end customer demand decreases for other reasons, such as negative news regarding our clients or their products, unfavorable economic conditions, shifts in strategy by our clients away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our clients’ service contracts declines. Similarly, if our clients come under economic pressure, they may be more likely to terminate their contracts with us or seek to restructure those contracts, and for clients whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms or choose not to renew at all. If one or more of our clients is under economic pressure due to decreasing customer demand, negative news, or other issues that impact the demand for their product or services, our business could suffer and we may experience a significant decrease in our revenue.
If our performance falls short of our estimates, our client relationships will be at risk, our revenue will suffer and our ability to grow could be harmed.
A majority of our business depends on driving new or renewal revenue for our clients, and we then receive a commission on the new or renewal revenue that we generate on our clients’ behalf. In some cases, our commission rates vary depending on our performance —for example, if we overperform compared to our estimates then we may receive a higher commission. In addition, our clients rely on us to accurately forecast our performance, especially because we drive revenue on their behalf. These forecasts are based upon the data our clients provide to us, and are subject to significant business, economic and competitive uncertainties and are based on assumptions and estimates that may not prove to be accurate. In addition, these forecasted expectations are based upon historical trends and data that may not be true in subsequent periods. If our performance for a particular client is lower than anticipated, then our revenue for that client will also be lower than projected. If our performance falls short of expectations across a broad range of clients, or if our performance falls below expectations for a particularly large client, then the impact on our revenue and our overall business will be significant. In the event our performance is lower than expected for a given client, our margins will suffer because we will have already incurred a certain level of costs in both personnel and infrastructure to support the engagement. This risk is compounded by the fact that many of our client relationships can be terminated by the client if we fail to meet certain specified sales targets, including bookings rates, over a sustained period of time. If our performance falls to a level at which our revenue and client contracts are at risk, then our financial performance will decline and we may have difficulty attracting and retaining new clients.
We depend on a limited number of clients for a significant portion of our revenue, and the loss of business from one or more of our key clients could adversely affect our results of operations.
Our top ten clients accounted for 74% of our revenue for the year ended December 31, 2019, and three clients each represented over 10% of our revenue during this period. A relatively small number of clients may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients, or the acquisition of one of our significant clients, may cause a significant decrease in our revenue.
If we cannot efficiently implement our offering for clients, we may be delayed in generating revenue, fail to generate revenue and/or incur significant costs.
In general, our client engagements are complex and we must undertake lengthy and significant work to implement our offerings. We generally incur sales and marketing expenses related to the commissions owed to our sales representatives and make upfront investments in technology and personnel to support the engagements one to three months before we begin selling end customer contracts on behalf of our clients. Each client’s situation may be different, and unanticipated difficulties and delays may arise as a result of our failure, or that of our client, to meet implementation responsibilities. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs without generating revenue, and our relationships with some of our clients and operating results may be adversely impacted.

Because competition for our target employees is intense, we may be unable to attract and retain the highly skilled employees we need to support our planned growth.
To continue to execute on our growth plan, we must attract and retain highly qualified sales representatives, engineers and other key employees in the international markets in which we have operations. Competition for these personnel is intense, especially for highly educated, qualified sales representatives with multiple language skills. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled key employees with appropriate qualifications. We may incur significant costs to attract and retain highly skilled key employees, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. If we fail to attract new sales representatives, engineers and other key employees, or fail to retain and motivate our most successful employees, our business and future growth prospects could be harmed.
If our security measures are breached or fail, resulting in unauthorized access to client data, our solution may be perceived as insecure, the attractiveness of our solution to current or potential clients may be reduced and we may incur significant liabilities.
Our solution involves the storage and transmission of the proprietary information and protected data that we receive from our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Despite the implementation of these security measures, our systems may still be vulnerable. If our security measures are breached or fail as a result of third-party action, employee negligence, error, malfeasance or otherwise, unauthorized access to client or end customer data may occur. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or implement adequate protective measures. Our security measures may not be effective in preventing these types of activities, and the security measures of our third-party data centers and service providers may not be adequate.
Our client contracts generally provide that we will indemnify our clients for data privacy breaches caused by our acts or omissions. If a data privacy breach occurs, we could face contractual damages, damages and fees arising from our indemnification obligations, penalties for violation of applicable laws or regulations, possible lawsuits by affected individuals and significant remediation costs and efforts to prevent future occurrences. Insurance may not be able to cover these costs in full, in particular if the damages are large. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed significantly and we could lose current or potential clients.
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
Outside of the U.S., we conduct operations in Bulgaria, Ireland, Japan, Malaysia, the Philippines, Singapore and the United Kingdom. In 2019, approximately 42% of our revenue was related to operations located outside of the U.S. In addition, 72% of our employees are located in offices outside of the U.S. We expect to continue our international growth, with international revenue accounting for an increased portion of total revenue in the future. Our international operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include different employment laws and rules and related social and cultural factors; different regulatory and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions, marketing and sales and other barriers to conducting business; cultural and language differences; diverse or less stable political, operating and economic environments and market fluctuations; and civil disturbances or other catastrophic events that affect business activity (including the ongoing coronavirus outbreak). If we are not able to efficiently adapt to or effectively manage our business in markets outside of the U.S., our business prospects and operating results could be materially and adversely affected. Although we have business continuity plans in place for our operations, an extended period of civil unrest that halts or significantly impedes operations could have a material adverse effect on our business.

Laws or public perception may eliminate or restrict our ability to use revenue delivery centers not located in the U.S., which could have a material adverse impact on our business and results of operations.
The issue of companies outsourcing services to organizations operating in other countries is a politically sensitive topic and has been under heightened scrutiny in many countries, including the U.S. We provide our outsourced customer success and revenue growth solutions in several non-U.S. locations, including the Philippines and Malaysia, and our growth strategy includes increasing reliance on these “offshore” revenue delivery centers. Many organizations and public figures in the U.S. have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the U.S., and the topic of offshore outsourcing has recently received a great deal of negative attention from the U.S. executive branch. Because of negative public perception about offshore outsourcing, measures aimed at limiting or restricting offshore outsourcing by U.S. companies are periodically considered in the U.S. Congress. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing, including due to the enactment of any legislation restricting offshore outsourcing by U.S. companies, would harm our ability to provide certain of our services to our clients at a competitive and cost-effective price point and would have a material adverse effect on our business and results of operations.
Changes in the legal and regulatory environment that affect our operations, including laws and regulations relating to the handling of personal data, data security and cross-border data flows, may impede the adoption of our services, disrupt our business or result in increased costs, legal claims, or fines against us.
We are subject to a wide variety of laws and regulations in the U.S. and the other jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices with resultant increases in costs and decreases in profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes have both prospective and retroactive effect, which is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time.
Our international operations and global client base relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling and transfer of personal data continue to evolve, and additional regulation in those areas, some of it potentially difficult and costly for us to accommodate, is frequently proposed and occasionally adopted. Laws in many countries and jurisdictions, particularly in the European Union and Canada, govern the requirements related to how we store, transfer or otherwise process the private data provided to us by our clients. For example, in the European Union, the GDPR imposes substantial requirements regarding the handling of personal data. The GDPR, as well as other data privacy, cyber security and data localization laws and regulations, has changed in recent years and is likely to continue to evolve in the future. Although we have implemented measures designed to comply with the laws and regulations applicable to our business, our ongoing efforts to comply with the GDPR and other changes in laws and regulations (such as the California Consumer Privacy Act that became effective in January 2020) may entail substantial expenses and divert resources from other initiatives. These changes have in the past increased, and may continue to increase, our cost of providing our services, could limit us from offering solutions in certain jurisdictions, could adversely affect our sales cycles, and could impact our new technology innovation. In addition, the centralized nature of our information systems at the data and operations centers that we use requires the routine flow of data relating to our clients and their respective end customers across national borders, both with respect to the jurisdictions within which we have operations and the jurisdictions in which we provide services to our clients. If this flow of data becomes subject to new or different restrictions, our ability to serve our clients and their respective end customers could be seriously impaired for an extended period of time.
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
Consolidation among technology companies in our target market has been robust in recent years, and this trend poses a risk for us. Acquisitions of our clients could lead to cancellation of our contracts with those end customers by the acquiring companies and could reduce the number of our existing and potential clients. If mergers and acquisitions take place within our customer base, some of the acquiring companies may terminate, renegotiate and/or elect not to renew our contracts with the companies they acquire, which would reduce our revenue. In addition, acquisitions in our customer base may adversely impact our revenue even if the contract is not terminated. The sales we make on behalf of our customers are processed through our customers’ billing and quoting platforms. If our customers are acquired or merge with another company and as a result, their billing platforms or the procedures for processing closed sales are changed or slowed down, we will be unable to close our sales and our closure rate will fall, and therefore our revenue and our ability to keep our customers, could suffer.
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
The length of time it takes our newly hired sales and customer success representatives to become productive could adversely impact our success rate, the execution of our overall business plan and our costs.
It can take twelve months or longer before our internal sales and customer success representatives are fully trained and productive in selling our solution to prospective clients. This long ramp period presents a number of operational challenges as the cost of recruiting, hiring and carrying new sales and customer success representatives cannot be offset by the revenue such new sales representatives produce until after they complete their long ramp periods. Given the length of the ramp period, we often cannot determine if a sales and customer success representative will succeed until he or she has been employed for a year or more. If we cannot reliably develop our sales and customer success representatives to a productive level, or if we lose productive representatives in whom we have heavily invested, our future growth rates and revenue will suffer.

Our revenue and earnings are affected by foreign currency exchange rate fluctuations.
In 2019, approximately 42% of our revenue was generated outside of the U.S., as compared to 40% of our revenue in 2018. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
The exit of the United Kingdom from the European Union could adversely affect our business.
The departure of the United Kingdom from the European Union, known as Brexit, could have significant implications for our business. We have a revenue delivery center in Liverpool, United Kingdom, and Brexit has, and could continue to, create uncertainty in our employee base relating to immigration and other cross-border matters. Brexit could lead to economic and legal uncertainty, including significant volatility in currency exchange rates, reduced customer demand for our services, and increasingly divergent laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, Brexit could cause a shift or increase in data privacy regulations for data transfers between the United Kingdom and European Union. Any of these effects of Brexit, among others, could adversely affect our operations in the United Kingdom and our financial results.
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
In addition, we may incorporate open source software into our technology solution. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our commercialization of any of our solutions that may include open source software. As a result, we will be required to analyze and monitor our use of open source software closely. As a result of the use of open source software, we could be required to seek licenses from third parties in order to develop such future products, re-engineer our products, discontinue sales of our solutions or release our software code under the terms of an open source license to the public. Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on any use of such open source software. These claims could result in significant expense to us, which could harm our business.
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
We rely on salesforce.com to provide the platform supporting many of our technologies and AWS to support a significant portion of our data storage. If salesforce.com or AWS stops supporting our technologies or if they fail to provide a platform that consistently and adequately supports our solution, including as a result of errors or failures in their systems or events beyond their control, or refuse to provide their platforms on terms acceptable to us or at all and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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
We have incurred indebtedness in connection with our business and may incur additional indebtedness in the future.
In July 2018, we entered into a $40.0 million Revolver that allows us to borrow against our domestic receivables as defined in the credit agreement. As of February 19, 2020, we had no borrowings outstanding on the Revolver. We may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. We are subject to the risks normally associated with debt obligations, including the risk that we will be unable to refinance our indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments or otherwise refinance any debt that we incur, our business could suffer.
Our financial condition and results of operations could suffer if there is an impairment of goodwill.
We are required to test goodwill annually or more frequently if certain circumstances change that would more-likely-than-not indicate the carrying value of the reporting unit may not be recoverable. As of December 31, 2019, our goodwill was $6.3 million. When the carrying value of a reporting unit exceeds its fair value, an impairment loss equal to the difference is recorded. This would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Declines in our level of revenues or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill may become impaired in future periods. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, which in part depends on our market capitalization. If any analysts cease coverage of us, the trading price and trading volume of our stock could be negatively impacted. If analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would also likely decline.
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

ITEM 3.	LEGAL PROCEEDINGS
The information required by this item is incorporated by reference from the information contained in “Note 12 — Commitments and Contingencies” in Notes to the Consolidated Financial Statements in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The Nasdaq Stock Market LLC under the symbol “SREV.”
Holders
As of January 31, 2020, there were 60 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable to smaller reporting companies as defined by Rule 12b-2 of the Exchange Act.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
ServiceSource is a leading provider of BPaaS solutions that enable the transformation of go-to-market organizations and functions for global technology clients. We design, deploy, and operate a suite of innovative solutions and complex processes that support and augment our clients’ B2B customer acquisition, engagement, expansion and retention activities. Our clients - ranging from Fortune 500 technology titans to high-growth disruptors and innovators - rely on our holistic customer engagement methodology and process excellence, global scale and delivery footprint, and data analytics and business insights to deliver trusted business outcomes that have a meaningful and material positive impact to their long-term revenue and profitability objectives. Through our unique integration of people, process and technology - leveraged against our 20 years of experience and domain expertise in the cloud, software, hardware, medical device and diagnostic equipment, and industrial IoT sectors - we effect and transact billions of dollars of B2B commerce in more than 175 countries on our clients’ behalf annually.
Factors Affecting our Performance
We generate a significant portion of our revenue from a limited number of clients. The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, or a change of relationship with any of our key clients or their acquisition, can cause a significant decrease in our revenue.
Our business is geographically diversified. During 2019, 58% of our net revenue was earned in NALA, 26% in EMEA and 16% in APJ, compared to 60% in NALA, 25% in EMEA and 15% in APJ during 2018. Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery center in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography.
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
Implementation Cycle. After entering into an engagement with a new client, and to a lesser extent after adding an engagement with an existing client, we incur sales and marketing expenses related to the commissions owed to our sales personnel. These commissions are based on realized revenue that the contract delivers over time and on the estimated total annual contract value. Commission amounts based on realized revenue are expensed in the period the related revenue is recognized by the Company. Upfront commissions based on estimated total annual contract value are capitalizable as contract acquisition costs and expensed ratably over the expected life of the applicable contract or five years if the contract is between the Company and one of its long-standing clients. We also make upfront investments in technology and personnel to support the engagement.  These upfront commissions and investments are typically incurred one to three months before we begin generating sales and recognizing revenue. Accordingly, in a given quarter, an increase in new clients, and, to a lesser extent, an increase in engagements with existing clients, or a significant increase in the contract value associated with such new clients and engagements, will negatively impact our gross margin and operating margins until we begin to achieve anticipated sales levels associated with the new engagements, which is typically two to three quarters after we begin selling contracts on behalf of our clients.

Although we expect new client engagements to contribute to our operating profitability over time, in the initial periods of a client relationship, our near-term profitability can be negatively impacted by slower-than anticipated growth in revenues for these engagements as well as the impact of the upfront costs we incur, the lower initial level of associated service sales team productivity and lack of mature data and technology integration with the client. As a result, an increase in the mix of new clients as a percentage of total clients may initially have a negative impact on our operating results. Similarly, a decline in the ratio of new clients to total clients may positively impact our near-term operating results.
Contract Terms. A significant portion of our revenue comes from our pay-for-performance model. Under our pay-for-performance model, we earn commissions based on the value of service contracts we sell on behalf of our clients. In some cases, we earn additional performance-based commissions for exceeding pre-determined service performance targets.
Our new client contracts typically have an initial term between one and two years. Our contracts generally require our clients to deliver a minimum value of qualifying service revenue contracts for us to renew on their behalf during a specified period. To the extent that our clients do not meet their minimum contractual commitments over a specified period, they may be subject to fees for the shortfall. Our client contracts are cancelable on relatively short notice, and can be subject to the payment of an early termination fee by the client. The amount of this fee is based on the length of the remaining term and value of the contract.
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
Foreign currency. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Singapore Dollar, Philippine Peso, Bulgarian Lev and Malaysian Ringgit. To date, we have not entered into any foreign currency hedging contracts, but may consider entering into such contracts in the future. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our solution from our revenue delivery centers. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates. See Item.1A. "Risk Factors" for a description of the risks associated with fluctuations of the foreign currency exchange rate in our foreign operations.
Inflation. We do not believe that inflation has a material effect on our business, financial condition or results of operations as of December 31, 2019 and December 31, 2018. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Basis of Presentation
Net Revenue
Substantially all of our net revenue is attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We generally invoice our clients for our selling services on a monthly basis for sales commissions, and on a quarterly basis for certain performance sales commissions. We do not set the price, terms or scope of services in the service contracts with end customers and do not have any obligations related to the underlying service contracts between our clients and their end customers. We also generate revenues from selling professional services for which we are the principal. Professional services involves providing data integration at scale with our systems and processes, combined with client data enhancement, enablement and optimization. We typically invoice our clients for professional services on a monthly basis.

Historically, we earned a small percentage of our total revenue from the sale of subscriptions to our cloud-based applications. We terminated most of our subscription contracts and expect revenues generated from subscriptions to continue to be insignificant in 2020.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of compensation expenses and sales commissions for our sales and marketing staff, amortization of contract acquisition costs, allocated expenses and marketing programs and events. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans generally provide multiple payments of commissions to our sales representatives based in part on the execution of a client contract and then on a percentage of revenue recorded during the first one to three years of the contract term. Commissions paid as a percentage of recorded revenue is contingent on the sales representatives' continued employment. We generally capitalize the amounts payable for obtaining a contract and amortize ratably to sales and marketing expense over the estimated contract term for new clients or estimated life of the client for long-standing client relationships. Revenue based commissions are generally expensed to sales and marketing expense each quarter as revenue is recorded.
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
Restructuring and Other Related Costs
Restructuring and other related costs consist primarily of employees’ severance payments and related employee benefits, related legal fees and charges related to lease termination costs. During 2019, the Company announced a restructuring effort resulting in a reduction of headcount and office lease costs. In connection with this restructuring effort, the Company is expected to incur additional costs through 2020.
Interest and Other Expense, Net
Interest and other expense, net consists of interest expense associated with our convertible notes and Revolver, imputed interest from finance lease payments, interest income earned on our cash and cash equivalents and marketable securities, accretion of the debt discount, amortization of debt issuance costs and foreign exchange gains and losses. Interest expense and other, net decreased significantly in 2019 due to the maturity and payoff of our $150.0 million convertible notes in August 2018 and minimal activity on our Revolver.

Provision for Income Tax Expense
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740 wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of our deferred tax assets, we consider all available evidence, both positive and negative, and place significant emphasis on guidance contained in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.”
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
Key Financial Results – Full Year Ended December 31, 2019

•	GAAP revenue was $216.1 million, compared with $238.3 million reported for the year ended December 31, 2018.

•	GAAP net loss was $18.7 million or $0.20 per diluted share, compared with GAAP net loss of $24.9 million or $0.27 per diluted share reported for the year ended December 31, 2018.

•	Adjusted EBITDA was $4.2 million compared with $14.2 million reported for the year ended December 31, 2018. See “Non-GAAP Financial Measurements” for a reconciliation of Adjusted EBITDA from net loss.

•	Ended the year with $29.4 million of cash and cash equivalents and restricted cash and no borrowings under the Company’s $40.0 million Revolver.
Results of Operations
For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net Revenue, Cost of Revenue and Gross Profit

	For the Year Ended December 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$216,135	100%	$238,340	100%	$(22,205)	(9)%
Cost of revenue	153,155	71%	164,693	69%	(11,538)	(7)%
Gross profit	$62,980	29%	$73,647	31%	$(10,667)	(14)%
Net revenue decreased by $22.2 million, or 9%, for the year ended December 31, 2019 compared to the same period in 2018, primarily due to client churn and lower bookings.
Cost of revenue decreased $11.5 million, or 7%, for the year ended December 31, 2019 compared to the same period in 2018, primarily due to the following:

•	$9.5 million decrease in employee related costs driven by reduction in headcount, lower revenue attainment and lower travel and entertainment expenditures;

•	$3.7 million decrease in depreciation and amortization expense primarily due to internally developed software fully amortized as of July 2018; and

•	$0.6 million decrease in professional service fees; partially offset by

•	$2.2 million increase in information technology support and facilities costs.
Operating Expenses

	For the Year Ended December 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$30,009	14%	$35,600	15%	$(5,591)	(16)%
Research and development	4,848	2%	6,436	3%	(1,588)	(25)%
General and administrative	43,208	20%	47,288	20%	(4,080)	(9)%
Restructuring and other related costs	1,929	1%	209	—%	1,720	*
Total operating expenses	$79,994	37%	$89,533	38%	$(9,539)	(11)%
* Not considered meaningful.
Sales and Marketing
Sales and marketing expense decreased $5.6 million, or 16%, for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a decrease in employee related costs driven by lower revenue attainment, reduction in headcount and lower travel and entertainment expenditures.
Research and Development
Research and development expense decreased $1.6 million, or 25%, for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a decrease in employee related costs driven by our restructuring effort to better align our cost structure with current business and market conditions as well as a reduction in IT spend.
General and Administrative
General and administrative expense decreased $4.1 million, or 9%, for the year ended December 31, 2019 compared to the same period in 2018, primarily due to the following:

•
$3.3 million decrease in employee related costs primarily due to changes in executive management and decreases in temporary labor, recruiting costs and travel and entertainment expenditures, partially offset by an increase in bonus expense;

•	$2.5 million decrease in legal reserves; and

•	$1.3 million decrease in professional service fees; partially offset by

•	$2.2 million increase in information technology support costs; and

•	$0.6 million increase in depreciation and amortization expense.
Restructuring and Other Related Costs
Restructuring and other related costs increased $1.7 million for the year ended December 31, 2019 compared to the same period in 2018 due to costs incurred related to the restructuring effort to better align our cost structure with current business and market conditions, resulting in a headcount reduction in our sales, marketing and research and development teams and reduction in office lease costs.

Other Expenses

	For the Year Ended December 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(388)	—%	$(7,396)	(3)%	$7,008	(95)%
Other (expense) income, net	$(838)	—%	$805	—%	$(1,643)	*
Impairment loss on investment securities	$—	—%	$(1,958)	(1)%	$1,958	(100)%
* Not considered meaningful.
Interest expense decreased $7.0 million, or 95%, for the year ended December 31, 2019 compared to the same period in 2018 primarily due to the maturity and payoff of our $150.0 million convertible notes in August 2018.
Other (expense) income, net increased $1.6 million for the year ended December 31, 2019 compared to the same period in 2018 primarily due to a decrease in interest income earned on short-term investments during 2018 and foreign currency fluctuations.
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
Income Tax Provision

	For the Year Ended December 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(443)	—%	$(450)	—%	$7	(2)%
Provision for income tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. The change in the provision for income tax expense was nominal for the year ended December 31, 2019 compared to the same period in 2018.
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
EBITDA consists of net income (loss) plus provision for income tax expense (benefit), interest and other expense (income), net and depreciation and amortization. Adjusted EBITDA consists of EBITDA plus stock-based compensation, amortization of contract acquisition costs related to the initial adoption of ASC 606, impairment loss on investment securities, restructuring and other related costs and litigation reserve.
This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.

The following table presents the calculation of Adjusted EBITDA reconciled from “Net loss”:

	For the Year Ended December 31,
	2019	2018

	(in thousands)
Net loss	$(18,683)	$(24,885)
Provision for income tax expense	443	450
Interest and other expense, net	1,226	6,591
Depreciation and amortization	13,449	16,495
EBITDA	(3,565)	(1,349)
Stock-based compensation	5,162	9,601
Amortization of contract acquisition asset costs - ASC 606 initial adoption	976	1,529
Restructuring and other related costs	1,929	209
Impairment loss on investment securities	—	1,958
Litigation reserve	(256)	2,250
Adjusted EBITDA	$4,246	$14,198
Liquidity and Capital Resources
Our primary operating cash requirements include the payment of compensation and related costs and costs for our facilities and information technology infrastructure. Historically, we have financed our operations from cash provided by our operating activities and cash proceeds from the exercise of stock options and our employee stock purchase plan. We believe our existing cash and cash equivalents and available funds from the Revolver will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
As of December 31, 2019, we had cash and cash equivalents of $27.1 million, which primarily consisted of demand deposits and money market mutual funds. Included in cash and cash equivalents was $6.4 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of December 31, 2019, the Company had no unremitted earnings from our foreign subsidiaries.
On August 1, 2018, the Company paid in full the $150.0 million Notes issued in August 2013 using proceeds from its short-term investments and operations.
During July 2018, the Company entered into a $40.0 million Revolver that allows us to borrow against our domestic receivables as defined in the credit agreement. The Revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings. Proceeds from the Revolver are used for working capital and general corporate purposes.
As of December 31, 2019, we did not have any borrowings outstanding under the Revolver. Obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has covenants with which we are in compliance as of December 31, 2019.
Letters of Credit and Restricted Cash
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.

Cash Flows
The following table presents a summary of our cash flows:

	For the Year Ended December 31,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$12,445	$3,717
Net cash (used in) provided by investing activities	(10,106)	122,076
Net cash used in financing activities	(859)	(150,639)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	124	(8)
Net change in cash and cash equivalents and restricted cash	$1,604	$(24,854)
Our total depreciation and amortization expense was comprised of the following:

	For the Year Ended December 31,
	2019	2018

	(in thousands)
Purchased intangible asset amortization	$—	$85
Internally developed software amortization	5,802	8,629
Property and equipment depreciation	7,647	7,781
Total depreciation and amortization	$13,449	$16,495
Operating Activities
Net cash provided by operating activities increased $8.7 million during the year ended December 31, 2019 compared to the same period in 2018, primarily as a result of improved cash collections from customers during the current period compared to the prior period and lower cash payments made during the current period compared to the prior period related to operating costs previously accrued for; offset by a decrease in Adjusted EBITDA primarily driven by a decrease in gross profit.
Investing Activities
Net cash provided by investing activities decreased $132.2 million during the year ended December 31, 2019 compared to the same period in 2018, primarily as a result of a decrease in cash inflows from the sale and maturity of our short-term investments during 2018, offset by a decrease in cash outflows related to the acquisition of property and equipment during the year ended December 31, 2019.
Financing Activities
Net cash used in financing activities decreased $149.8 million during the year ended December 31, 2019 compared to the same period in 2018, primarily as a result of the maturity and payoff of our $150.0 million convertible notes in August 2018.
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special-purpose entities, which have been established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
General
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. Estimates, judgments and assumptions are based on historical experiences that we believe to be reasonable under the circumstances. From time to time, we re-evaluate those estimates and assumptions.

The Company’s significant accounting policies are described in Notes to the Consolidated Financial Statements, "Note 2 — Summary of Significant Accounting Policies.” These policies were followed in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2019 and are consistent with the year ended December 31, 2018, except for the new accounting policy related to the adoption and application of ASC 842, as of January 1, 2019.
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
Selling Services
Selling services primarily consist of variable fees earned from five categories of selling motions: (1) recurring revenue management, (2) customer success activities (3) inside sales efforts, (4) sales enablement services and (5) channel management efforts. The length of a selling services contract is generally one to three years.
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
Performance Obligations
Revenue is measured based on the consideration specified in a contract. Individual services within a single contract are accounted separately if they are distinct. The total contract consideration, or transaction price, is allocated between the separate services identified in the contract based on their SSP. SSP is determined based on a cost plus margin analysis for selling services and a standard hourly rate card for professional services. For professional services that are contractually priced differently from SSP, the Company estimates the SSP using a standard hourly rate card and allocates a portion of the total contract consideration to reflect professional services revenue at SSP.
The Company’s performance obligations are satisfied over time and revenue is recognized based on monthly or quarterly time increments and the variable volume of closed bookings during the period at the contractual commission rates for selling services, or proportional performance during the period at the SSP for professional services. Because the client simultaneously receives and consumes the benefit of the Company’s selling services as provided, the time increment output method depicts the measure of progress in transferring control of the services to the client.
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
Stock-based compensation expense for RSUs and PSUs is determined using the fair value of our common stock on the date of grant and is recognized on a straight-line basis over the vesting period. PSU compensation expense is only recorded if it is probable the performance conditions will be met.
Impairment of Goodwill
We evaluate goodwill for possible impairment at least annually or if indicators of impairment arise, such as significant change in key factors including the industry and competitive environment, stock price, actual revenue performance year over year, EBITDA and cash flow generation that would more-likely-than-not indicate the carrying amount of such assets may not be recoverable. Significant judgments are required to estimate the fair value of the reporting unit which include estimating future cash flows. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit which could trigger impairment.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies as defined by Rule 12b-2 of the Exchange Act.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$27,089	$26,535
Accounts receivable, net	41,754	54,284
Prepaid expenses and other	7,296	5,653
Total current assets	76,139	86,472

Property and equipment, net	36,149	36,593
Right-of-use assets	36,396	—
Contract acquisition costs	1,602	2,660
Goodwill	6,334	6,334
Other assets	4,844	4,521
Total assets	$161,464	$136,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,392	$2,424
Accrued expenses	3,366	3,380
Accrued compensation and benefits	16,700	15,509
Operating lease liabilities	9,652	—
Other current liabilities	2,218	6,894
Total current liabilities	36,328	28,207

Operating lease liabilities, net of current portion	33,716	—
Other long-term liabilities	2,983	6,540
Total liabilities	73,027	34,747

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 94,972 shares issued and 94,851 shares outstanding as of December 31, 2019; 92,895 shares issued and 92,774 shares outstanding as of December 31, 2018	9	9
Treasury stock	(441)	(441)
Additional paid-in capital	374,525	369,246
Accumulated deficit	(286,066)	(267,383)
Accumulated other comprehensive income	410	402
Total stockholders’ equity	88,437	101,833
Total liabilities and stockholders’ equity	$161,464	$136,580
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018
Net revenue	$216,135	$238,340
Cost of revenue	153,155	164,693
Gross profit	62,980	73,647
Operating expenses:
Sales and marketing	30,009	35,600
Research and development	4,848	6,436
General and administrative	43,208	47,288
Restructuring and other related costs	1,929	209
Total operating expenses	79,994	89,533
Loss from operations	(17,014)	(15,886)
Interest and other expense, net	(1,226)	(6,591)
Impairment loss on investment securities	—	(1,958)
Loss before provision for income taxes	(18,240)	(24,435)
Provision for income tax expense	(443)	(450)
Net loss	$(18,683)	$(24,885)
Net loss per common share:
Basic and diluted	$(0.20)	$(0.27)
Weighted-average common shares outstanding:
Basic and diluted	93,882	91,636
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Year Ended December 31,
	2019	2018
Net loss	$(18,683)	$(24,885)
Other comprehensive income
Available for sale securities:
Unrealized loss on short-term investments	—	(705)
Reclassification adjustment for impairment loss included in net loss	—	1,958
Net change in available for sale debt securities	—	1,253
Foreign currency translation adjustments	8	(253)
Other comprehensive income	8	1,000
Comprehensive loss	$(18,675)	$(23,885)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	90,380	$8	(121)	$(441)	$359,347	$(246,207)	$(598)	$112,109
Cumulative effect of ASC 606 - initial adoption	—	—	—	—	—	3,709	—	3,709
Adjusted balance at January 1, 2018	90,380	$8	(121)	$(441)	$359,347	$(242,498)	$(598)	$115,818
Net loss	—	—	—	—	—	(24,885)	—	(24,885)
Other comprehensive income	—	—	—	—	—	—	1,000	1,000
Stock-based compensation	—	—	—	—	9,924	—	—	9,924
Issuance of common stock, restricted stock units	2,242	1	—	—	—	—	—	1
Proceeds from the exercise of stock options and employee stock purchase plan	273	—	—	—	759	—	—	759
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(784)	—	—	(784)
Balance at December 31, 2018	92,895	$9	(121)	$(441)	$369,246	$(267,383)	$402	$101,833
Net loss	—	—	—	—	—	(18,683)	—	(18,683)
Other comprehensive income	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	5,238	—	—	5,238
Issuance of common stock, restricted stock units	1,814	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	263	—	—	—	223	—	—	223
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(182)	—	—	(182)
Balance at December 31, 2019	94,972	$9	(121)	$(441)	$374,525	$(286,066)	$410	$88,437
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,683)	$(24,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,449	16,495
Amortization of debt discount and issuance costs	73	5,868
Amortization of contract acquisition costs	1,504	1,770
Amortization of premium on short-term investments	—	(1,204)
Amortization of right-of-use assets	9,715	—
Stock-based compensation	5,162	9,601
Restructuring and other related costs	1,866	458
Impairment loss on investment securities	—	1,958
Other	(241)	107
Net changes in operating assets and liabilities:
Accounts receivable, net	12,449	1,724
Prepaid expenses and other assets	(1,558)	(150)
Contract acquisition costs	(442)	(1,085)
Accounts payable	2,441	(2,406)
Accrued compensation and benefits	(646)	(3,542)
Operating lease liabilities	(8,678)	—
Accrued expenses	(102)	(3,730)
Other liabilities	(3,864)	2,738
Net cash provided by operating activities	12,445	3,717
Cash flows from investing activities:
Acquisition of property and equipment	(10,106)	(15,604)
Purchases of short-term investments	—	(480)
Sales of short-term investments	—	133,920
Maturities of short-term investments	—	4,240
Net cash (used in) provided by investing activities	(10,106)	122,076
Cash flows from financing activities:
Repayment on finance lease obligations	(900)	(413)
Repayment of convertible notes	—	(150,000)
Debt issuance costs	—	(201)
Proceeds from revolving line of credit	—	32,000
Repayment of revolving line of credit	—	(32,000)
Proceeds from issuance of common stock	223	759
Payments related to minimum tax withholdings on restricted stock unit releases	(182)	(784)
Net cash used in financing activities	(859)	(150,639)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	124	(8)
Net change in cash and cash equivalents and restricted cash	1,604	(24,854)
Cash and cash equivalents and restricted cash, beginning of period	27,779	52,633
Cash and cash equivalents and restricted cash, end of period	$29,383	$27,779
Supplemental disclosures of cash flow information:
Cash paid for interest	$264	$2,408
Income taxes paid, net	$166	$394
Supplemental disclosures of non-cash activities:
Acquisition of property and equipment accrued in accounts payable and accrued expenses	$8	$506
Right-of-use-assets obtained in exchange for new lease liabilities	$20,038	$—
Increase in contract acquisition costs and benefit to accumulated deficit related to adoption of ASC 606	$—	$3,346
Increase in prepaid expenses and other, other liabilities and benefit to accumulated deficit related to adoption of ASC 606	$—	$363
Increase in operating lease liabilities related to the adoption of ASC 842	$32,104	$—
Increase in right-of-use assets related to the adoption of ASC 842	$29,526	$—
Decrease in prepaids and other assets related to the adoption of ASC 842	$(749)	$—
Decrease in other liabilities related to the adoption of ASC 842	$(3,327)	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company
ServiceSource is a leading provider of BPaaS solutions that enable the transformation of go-to-market organizations and functions for global technology clients. We design, deploy, and operate a suite of innovative solutions and complex processes that support and augment our clients’ B2B customer acquisition, engagement, expansion and retention activities. Our clients - ranging from Fortune 500 technology titans to high-growth disruptors and innovators - rely on our holistic customer engagement methodology and process excellence, global scale and delivery footprint, and data analytics and business insights to deliver trusted business outcomes that have a meaningful and material positive impact to their long-term revenue and profitability objectives. Through our unique integration of people, process and technology - leveraged against our 20 years of experience and domain expertise in the cloud, software, hardware, medical device and diagnostic equipment, and industrial IoT sectors - we effect and transact billions of dollars of B2B commerce in more than 175 countries on our clients’ behalf annually.
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of ServiceSource International, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated in consolidation.
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
Reclassifications
Certain items on the Consolidated Statements of Cash Flows for the year ended December 31, 2018 have been reclassified to conform to the current year presentation. These reclassifications did not affect the Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss or Consolidated Statements of Stockholders' Equity.
Significant Risks and Uncertainties
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
The carrying amount of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term maturities. Restricted cash is recorded within "Other assets" in the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. See "Note 3 — Fair Value of Financial Instruments" for additional information.
Foreign Currency Translation and Remeasurement
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates at the balance sheet date. Net revenue and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive income. For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies are remeasured in U.S. dollars, and any resulting gains and losses are reported in "Interest and other expense, net" in the Consolidated Statements of Operations. For the years ended December 31, 2019 and 2018, we recorded foreign currency transaction losses of approximately $0.7 million.
Cash Equivalents and Short-term Investments
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from the time of purchase. The Company classifies its short-term investments as “available for sale,” as these investments are free of trading restrictions and are available for use in the Company's daily operations. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are determined using the specific identification method, recognized when realized and are recorded in "Interest and other expense, net" in the Consolidated Statements of Operations. The Company recognized realized gains of $0.03 million and losses of $0.2 million from the sale of available-for-sale-securities for the year ended December 31, 2018. No realized gains or losses were recognized for the year ended December 31, 2019.
Historically, the Company has invested in highly-rated securities and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more-likely-than-not it will be required to sell the investment before recovery of the investment’s cost basis.
The Company liquidated its investment securities during the first half of 2018 to repay the $150.0 million convertible notes that matured August 1, 2018. Based on the Company's decision to sell the investment securities, an other-than-temporary impairment occurred and a $2.0 million impairment loss was recorded in our Consolidated Statement of Operations for the year ended December 31, 2018.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are derived from services performed for clients located primarily in the U.S., Europe and Asia. The Company attempts to mitigate the credit risk in its trade receivables through its ongoing credit evaluation process and historical collection experience. The Company performs a periodic review for specific aging evaluation allowance for doubtful accounts based upon the expected collectability of its accounts receivable, which takes into consideration an analysis of historical bad debts, customers' timeliness on payment and other available information.
Accounts receivable are stated at their carrying values net of an allowance for doubtful accounts, if applicable. The Company evaluates the ongoing collectability of its accounts receivable based on a number of factors such as the credit quality of its clients, the age of accounts receivable balances, collections experience, current economic conditions and other factors that may affect a client’s ability to pay. In circumstances where the Company is aware of a specific client’s inability to meet its financial obligations to the Company, a specific allowance for doubtful accounts is estimated and recorded, which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. As of December 31, 2019 and 2018 the allowance for doubtful accounts was immaterial. There were insignificant recoveries and reductions to revenue for the years ended December 31, 2019 and 2018.

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
Lease Asset Retirement Obligations
The fair value of a liability for an ARO is recognized in the period in which it is incurred. The Company’s AROs are associated with leasehold improvements at our international office locations, which, at the end of a lease, are contractually obligated to be removed. Our AROs were approximately $1.4 million as of December 31, 2019 and 2018. Accretion expense was insignificant for the years ended December 31, 2019 and 2018.
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
Goodwill Impairment
Goodwill represents the excess of the purchase price over the estimated fair market value of net identifiable assets of acquired businesses. The Company evaluates goodwill for possible impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. This evaluation includes a preliminary assessment of qualitative factors to determine whether it is necessary to compare the fair value of the reporting unit with its carrying value.  If there are indicators of impairment, the fair value of the reporting unit is compared to its carrying value.  If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference is recorded. The carrying value of goodwill for the year ended December 31, 2019 and 2018 was $6.3 million. No impairment was recorded for the years ended December 31, 2019 and 2018.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the long-lived asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the long-lived asset is impaired, an impairment is recognized for the amount by which the carrying value of the asset exceeds its fair value. No impairment was recorded for the years ended December 31, 2019 and 2018.
Deferred Debt Issuance Costs
Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Debt issuance costs related to line of credit arrangements are presented as an asset regardless of whether there are any outstanding borrowings on the line of credit arrangement. Discounts and premiums to the principal amounts are included in the carrying value of debt. Debt issuance costs and discounts and premiums are amortized to "Interest and other expense, net" in the Consolidated Statements of Operations over the remaining life of the underlying debt, see "Note 5 — Debt" for additional information.
Comprehensive Loss
We report comprehensive loss in our Consolidated Statements of Comprehensive Loss. Amounts reported in “Accumulated other comprehensive income” consist of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on available-for-sale securities.

Revenue Recognition
The Company provides a comprehensive suite of selling and professional services to its clients. Selling services consists of sales earned from five categories of selling motions: (1) recurring revenue management, (2) customer success activities, (3) inside sales efforts, (4) sales enablement services and (5) channel management efforts. Recurring revenue management includes hardware and software maintenance contract renewals, subscription renewals and extensions, asset and contract opportunity management, sales enablement and quoting solutions. Customer success activities include onboarding, product adoption, health checks, account management and certain service support. Inside sales efforts include lead generation, qualification and conversion, cross-sell and upsell activities, technology refresh, warranty conversion, win-backs and recaptures, cloud migration and client and asset management. Professional services involves providing data integration at scale with our systems and processes, combined with client data enhancement, enablement and optimization.
The Company derives all of its revenue from contracts with clients. Revenue is measured based on the consideration specified in a contract. The Company’s contracts generally contain one to two distinct performance obligations that are sold on a variable and/or fixed consideration basis. These two distinct performance obligations are identified as selling services and professional services. Selling services are generally invoiced on a monthly or quarterly basis with standard 30-day payment terms over the length of the contract, typically one to three years. Professional services are generally invoiced upfront upon obtaining a client contract and are typically fulfilled within 90 days.
The Company recognizes revenue when it satisfies the performance obligations identified in the contract, which is achieved through the transfer of control of the services to the client. The timing of satisfying performance obligations and the receipt of client consideration can be different and will give rise to contract assets and contract liabilities. Contract assets relate to the Company’s conditional rights to consideration for services provided but not yet billable at the reporting date. Accounts receivable balances reflected in the Consolidated Balance Sheet represent the Company’s unconditional rights to consideration for services provided. Contract asset amounts are transferred to accounts receivables when the rights become unconditional, typically in the same period control of services is transferred to the client and the amount is contractually billable. Contract liabilities primarily relate to the advance consideration received from clients for fixed consideration contracts where transfer of control of the services has not yet occurred. Contract liability balances generally convert to revenue upon either the satisfaction of professional services obligations or when services under fixed consideration contracts are transferred to the client, typically within six months of being recorded. These contract balances are reflected in "Prepaid expenses and other", "Other assets" and "Other current liabilities" in the Consolidated Balance Sheets.
The Company accounts for individual services within a single contract separately if they are distinct. A service is distinct if it is separately identifiable from other services in the contract and if a client can benefit from the service on its own or with other resources that are readily available to the client. Determining whether these services are considered distinct performance obligations and qualify as a series of distinct performance obligations that represent a single performance obligation requires significant judgment. The total contract consideration, or transaction price, is allocated between the separate services identified in the contract based on their SSP. SSP is determined based on a cost plus margin analysis for selling services and a standard hourly rate card for professional services. For professional services that are contractually priced differently from SSP, the Company estimates the SSP using a standard hourly rate card and allocates a portion of the total contract consideration to reflect professional services revenue at SSP.
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
While multiple selling motions in a contract are performed at various times and patterns throughout the month or quarter and the number of closed bookings vary in any given period, each time increment of a service activity is substantially the same and has the same pattern of transfer to the client, and therefore, represents a series of distinct performance obligations that form a single performance obligation. As a result, the Company allocates all variable consideration in a contract to the selling services performance obligation in accordance with the variable consideration allocation exception provisions in ASC 606, (less amounts for which it is probable a significant reversal of revenue will occur when the uncertainties related to the variability are resolved) and applies a single measure of progress to record revenue in the period based on when the output of the variable number of closed bookings occurs or when the variable performance metric is achieved. Judgment is required to estimate the amount of variable consideration to include when estimating the total contract consideration and how to allocate the consideration if one of the distinct performance obligations is not sold at SSP. In addition, significant judgment is required to determine if the variable consideration should be constrained, and to what extent, until the risk of a significant revenue reversal is not probable. The Company applies the optional disclosure exemptions related to variable consideration and the requirement to disclose the remaining transaction price allocated to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.
Significant estimates and judgments for revenue recognition include: identifying and determining distinct performance obligations in contracts with clients, determining the timing of the satisfaction of performance obligations, estimating the timing and amount of variable consideration in a contract and assessing whether it should be constrained in determining the total contract consideration, determining SSP for each performance obligations and the methodology to allocate the total contract consideration to the distinct performance obligations.
Our revenue contracts often include promises to transfer services involving multiple selling motions to a client. Determining whether those services are considered distinct and qualify as a series of distinct services that represent a single performance obligation requires significant judgment. Also, due to the continuous nature of providing services to our clients, judgment is required in determining when control of the services is transferred to the client.
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
Contract Acquisition Costs
To obtain contracts with clients, the Company pays its sales team commissions based in part on the estimated value of the contract. Because these sales commissions are incurred and paid upon contract execution and would not have been incurred or payable otherwise, they are considered incremental costs to acquire the contract; and if expected to be recoverable, are capitalized as contract acquisition costs in the period the contract is executed. Capitalized sales commissions are amortized to “Sales and marketing" in the Consolidated Statements of Operations based on the pattern of transfer of services to which the asset relates over the estimated contract term, generally one to three years for a new client or five years for long-standing client relationships. The contract acquisition costs asset is evaluated for recoverability and impairment at each reporting period through the amortization period. Applying the practical expedient for amortization periods one year or less, the Company recognizes any incremental costs of obtaining contracts as expense when the cost is incurred. These costs are included in "Sales and marketing" in the Consolidated Statements of Operations.
Advertising Costs
Advertising costs are expensed as incurred and are reported in "Sales and marketing" in the Consolidated Statements of Operations. Advertising costs for the years ended December 31, 2019 and 2018 were approximately $0.1 million.
Stock-Based Compensation
The Company issues stock-based awards to employees and directors and offers an ESPP.
Stock options are recorded at fair value on the date of grant date using the Black-Scholes option-pricing model and generally vest ratably over a three to four year period. Vested options may be exercised up to ten years from the grant date, as defined in the 2011 Plan. Vested but unexercised options expire 90 days after termination of employment with the Company. Stock-based compensation expense is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests.
RSUs are recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which the stock vests. RSUs generally vest ratably over three to four years with vesting contingent upon employment of the Company.
PSUs are stock-based awards in which the number of shares ultimately received by the employee ranges from 0% to 150% of the participant's target award depending on the Company’s achievement of specified revenue and Adjusted EBITDA targets. PSU expense is based on a fixed grant date fair value and adjusted based on the estimated achievement of the performance metrics and recognized on a straight-line basis over the vesting period.
The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes option-pricing model and the straight-line attribution approach.

The fair value of stock options and purchase rights under the ESPP was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.
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
See "Note 8 — Stock-Based Compensation" for additional information.
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
Net Loss Per Common Share
Basic net income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of stock options, non-vested restricted stock and shares to be purchased under our ESPP.
The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 7.3 million and 6.7 million shares for the years ended December 31, 2019 and 2018, respectively, because their effect would have been anti-dilutive.
New Accounting Standards Issued but Not yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued an ASU that amends the measurement of credit losses on financial instruments and requires measurement and recognition of expected versus incurred credit losses for financial assets held. In November 2018, the FASB issued an update to this ASU clarifying receivables arising from operating leases are accounted for using the lease guidance in ASC 842, and not as financial instruments. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, with early adoption permitted. This standard will apply to the Company's accounts receivables and contract assets. Based on our current analysis the Company does not expect the adoption to have a material impact on its Consolidated Financial Statements as credit losses associated from trade receivables have historically been insignificant. The Company will adopt this standard effective January 1, 2023.
Income Taxes
In December 2019, the FASB issued an ASU that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2020, with early adoption permitted. Based on our current analysis, the Company does not expect the adoption to have a material impact on its Consolidated Financial Statements. The Company will adopt this standard effective January 1, 2021.
New Accounting Standards Adopted
Leases
In February 2016, the FASB issued ASC 842, which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and requires significant additional disclosures about the amount, timing, and uncertainty of cash flows from leases. Substantially all leases, including current operating leases, will be recognized by lessees on their balance sheet as a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASC 842 initially required entities to adopt the standard using a modified retrospective transition method. In July 2018, the FASB issued an ASU, which provide transition practical expedients allowing companies to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. The Company adopted this standard effective January 1, 2019 and elected the package of practical expedients, accounting for leases with contractual terms less than 12 months as short-term leases and the transition relief option to apply legacy GAAP to periods prior to the standard’s effective date. Upon initial adoption of the standard, the Company recorded a $29.5 million ROU asset and a $32.1 million operating lease liability to the Consolidated Balance Sheets as of January 1, 2019.
Cloud Computing Implementation Costs
In August 2018, the FASB issued ASU 2018-15 that provides guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, with early adoption permitted. The Company early adopted this standard effective January 1, 2019 and the effects of this standard were applied prospectively to eligible costs incurred on or after January 1, 2019. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.
New Accounting Policies upon Adoption of ASC 842
Leases
At the inception of a contract, the Company determines whether the contract is or contains a lease. ROU assets represent the Company's right to use an underlying asset over the lease term and lease liabilities represent our remaining payment obligation under the lease. ROU assets and liabilities are recognized upon the lease commencement based on the present value of lease payments over the lease term. ROU assets are adjusted for any prepaid or accrued lease payments and unamortized lease incentives or initial direct costs. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate, the variable interest rate on the Revolver, and other information available at the lease commencement in determining the present value of lease payments. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain it will exercise the option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense and sublease income is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components, which are accounted for separately.  See “Note 6 — Leases” for additional information.

Note 3 — Fair Value of Financial Instruments
The following table presents the Company's cash and cash equivalents and restricted cash by significant investment category measured at fair value:

	December 31,
	2019	2018

	(in thousands)
Level 1:
Cash	$9,142	$10,658
Money market mutual funds	17,947	15,877
Cash and cash equivalents	$27,089	$26,535

Restricted cash	$2,294	$1,244

The Company did not have any other financial instruments or debt measured at fair value as of December 31, 2019 and 2018. There were no transfers between levels during the years ended December 31, 2019 and 2018.
Note 4 — Consolidated Financial Statement Details
Property and equipment, net were comprised of the following:

		December 31,
	Depreciable Life	2019	2018

		(in thousands)
Computers and equipment	2 - 5 years	$18,707	$20,213
Software(1)	3 - 7 years	63,557	58,962
Furniture and fixtures	7 years	10,041	9,674
Leasehold improvements	Lesser of estimated useful life or life of lease	18,395	20,237
Finance leases		3,480	—
Property and equipment		114,180	109,086
Less: accumulated depreciation and amortization		(78,031)	(72,493)
Property and equipment, net		$36,149	$36,593

(1) Includes capitalized internally developed software as follows (in thousands):

Balance as of January 1, 2018	$16,414
Capitalized costs	11,094
Amortization expense	(8,629)
Balance as of December 31, 2018	$18,879
Capitalized costs	6,340
Amortization expense	(5,802)
Balance as of December 31, 2019	$19,417

Depreciation and amortization expense related to property and equipment, which includes amortization expense for internally developed software and capital leases, was $13.4 million and $16.4 million during the years ended December 31, 2019 and 2018, respectively.

The following table presents long-lived assets by geographic location:

	December 31,
	2019	2018

	(in thousands)
NALA	$28,283	$26,046
APJ	6,580	8,772
EMEA	1,286	1,775
Property and equipment, net	$36,149	$36,593

Other current liabilities were comprised of the following:

	December 31,
	2019	2018

	(in thousands)
Finance lease obligations	$952	$954
Contract liability	842	873
Other liabilities	240	198
ESPP	184	384
Legal reserve	—	3,750
Deferred rent	—	735
Total	$2,218	$6,894

Other long-term liabilities were comprised of the following:

	December 31,
	2019	2018

	(in thousands)
AROs	$1,430	$1,368
Finance lease obligations	671	1,510
Accrued restructuring costs	471	716
Deferred tax liability	283	268
Other accrued costs	128	105
Deferred rent	—	2,573
Total	$2,983	$6,540

Note 5 — Debt
Senior Convertible Notes
In August 2013, the Company issued Notes in exchange for gross proceeds of $150.0 million. The Notes bore interest at a rate of 1.50% per year payable semi-annually in arrears on February 1 and August 1, beginning February 1, 2014. On August 1, 2018, the Company paid the Notes in full using proceeds from its short-term investments and operations.
Revolving Line of Credit
In July 2018, the Company entered into a $40.0 million Revolver that allows us to borrow against our domestic receivables as defined in the credit agreement. The Revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings. As of December 31, 2019, the Company did not have any borrowings outstanding on the Revolver and therefore has no future obligations.
The obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has covenants with which the Company was in compliance as of December 31, 2019 and 2018.

Deferred Debt Issuance Costs
Unamortized debt issuance costs related to the Revolver were $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively. The amortization of all premiums and discounts related to the convertible notes that matured August 2018 was $5.3 million for the year ended December 31, 2018.
Interest expense related to the amortization of debt issuance costs, interest expense associated with the Company's debt obligations and accretion of the Company's debt discount was $0.2 million and $7.4 million for the years ended December 31, 2019 and 2018, respectively.
Note 6 — Leases
The Company has operating leases for office space and finance leases for certain equipment under non-cancelable agreements with various expiration dates through May 2030. Certain office leases include the option to extend the term between one to seven years and certain office leases include the option to terminate the lease upon written notice within one to eight years after lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
Subsequent to December 31, 2019, the Company entered into a one-year sublease agreement with a third-party for one floor of its Manila office space, with total sublease income of approximately $1.1 million.
Rent expense for the year ended December 31, 2018 was $12.1 million. Sublease income for the year ended December 31, 2018 was $1.6 million.
Supplemental income statement information related to leases was as follows:

For the Year Ended December 31, 2019

(in thousands)
Operating lease cost	$12,000

Finance lease cost:
Amortization of leased assets	709
Interest on lease liabilities	163
Total finance lease cost	872

Sublease income	(2,166)
Net lease cost	$10,706

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
(in thousands)
Operating leases:
ROU assets	$36,396

Operating lease liabilities	$9,652
Operating lease liabilities, net of current portion	33,716
Total operating lease liabilities	$43,368

Finance leases:
Property and equipment	$3,480
Accumulated depreciation	(1,823)
Property and equipment, net	$1,657

Other current liabilities	$952
Other long-term liabilities	671
Total finance lease liabilities	$1,623

Lease term and discount rate information related to leases was as follows:

December 31, 2019
Weighted-average remaining lease term (in years):
Operating lease	5.9
Finance lease	1.8
Weighted-average discount rate:
Operating lease	6.4%
Finance lease	8.0%

Maturities of lease liabilities were as follows as of December 31, 2019:

	Operating Leases	Operating Subleases	Finance Leases	Total

	(in thousands)
2020	$12,041	$(2,554)	$1,040	$10,527
2021	12,027	(2,631)	633	10,029
2022	8,546	(2,538)	64	6,072
2023	3,575	(623)	—	2,952
2024	2,637	—	—	2,637
Thereafter	13,716	—	—	13,716
Total lease payments	52,542	(8,346)	1,737	45,933
Less: interest	(9,078)	—	(114)	(9,192)
Less: tenant improvements reimbursement(1)	(96)	—	—	(96)
Total	$43,368	$(8,346)	$1,623	$36,645
(1) Relates to tenant improvements reimbursements incurred by the Company after lease commencement, but not received from landlord as of December 31, 2019.

Note 7 — Revenue Recognition
The following tables present the disaggregation of revenue from contracts with our clients:
Revenue by Performance Obligation

	For the Year Ended December 31,
	2019	2018

	(in thousands)
Selling services	$213,897	$234,391
Professional services	2,238	3,949
Total revenue	$216,135	$238,340
Revenue by Geography
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

	For the Year Ended December 31,
	2019	2018

	(in thousands)
NALA	$125,660	$143,147
EMEA	55,801	60,600
APJ	34,674	34,593
Total revenue	$216,135	$238,340
Revenue by Contract Pricing

	For the Year Ended December 31,
	2019	2018

	(in thousands)
Variable consideration	$146,192	$161,129
Fixed consideration	69,943	77,211
Total revenue	$216,135	$238,340

Three of our clients represented 13%, 13% and 12% of our revenue, respectively, for the year ended December 31, 2019.
Contract Balances
As of December 31, 2019 and 2018, the contract asset balance totaled $0.03 million and $0.2 million, respectively, and the contract liability balance totaled $0.8 million and $0.9 million, respectively.
Transaction Price Allocated to Remaining Performance Obligations
Assuming none of the Company’s current contracts with fixed consideration are renewed, we estimate receiving approximately $46.2 million in future selling services fixed consideration as of December 31, 2019. As of December 31, 2019, we estimate $0.6 million in professional services fixed consideration revenue to be recognized through 2020.

Contract Acquisition Costs
Under the transition guidance, the Company recorded a $3.3 million contract acquisition asset and corresponding offset to the opening accumulated deficit balance related to previously expensed sales commissions which has resulted or is expected to result in the following expense (in thousands):

2018	$1,529
2019	976
2020	578
2021	232
2022	31
Thereafter	—
Total	$3,346
Subsequent to the adoption of ASC 606, detail of contract acquisition costs related to contracts obtained during the period are as follows (in thousands):

Balance as of January 1, 2018	$—
Capitalized costs	1,083
Amortization expense	(241)
Balance as of December 31, 2018	$842
Capitalized costs	447
Amortization expense	(528)
Balance as of December 31, 2019(1)	$761
(1) The weighted-average remaining amortization period related to these costs is approximately 2.5 years.
Impairment recognized on contract costs was insignificant for the years ended December 31, 2019 and 2018.
Note 8 — Stock-Based Compensation
The Company maintains the 2011 Plan. The Company’s Board of Directors, by delegation to its compensation committee, administers the 2011 Plan and has authority to determine the directors, officers, employees and consultants to whom stock options and awards may be granted, the option price or restricted stock purchase price, the timing of when each share is exercisable and the duration of the exercise period and the nature of any restrictions or vesting periods applicable to an option or restricted stock grant.
At the end of each fiscal year, the share reserve under the 2011 Plan has the option to increase to the lesser of an amount equal to 4% of the outstanding shares as of the end of that fiscal year, 3.8 million shares or a lesser number of shares determined by the Company’s Board of Directors. As of December 31, 2019, 13.9 million shares were available for grant under the 2011 Plan.
The Company offers an ESPP where employees are eligible to purchase common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of the Company’s common stock on the first and last trading days of each six-month offering period.
At the end of each fiscal year, the share reserve for the ESPP has the option to increase to the lesser of an amount equal to 1% of the outstanding shares as of the end of that fiscal year, 1.5 million shares or an amount determined by the Company’s Board of Directors. As of December 31, 2019, 4.1 million shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company’s Consolidated Statements of Operations:

	For the Year Ended December 31,
	2019	2018

	(in thousands)
Cost of revenue	$538	$1,056
Sales and marketing	1,772	3,131
Research and development	41	180
General and administrative	2,811	5,234
Total stock-based compensation	$5,162	$9,601

The above table does not include approximately $0.1 million and $0.3 million of capitalized stock-based compensation related to internal-use software for the years ended December 31, 2019 and 2018, respectively.
Fair Value of Equity Compensation
The Black-Scholes option-pricing model assumptions for stock options were as follows:

	For the Year Ended December 31,
	2019	2018
Expected term (in years)	5.0	5.0
Expected volatility	55% - 59%	52% - 58%
Risk-free interest rate	1.39% - 2.57%	2.69% - 2.92%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$0.47	$0.68

The Black-Scholes option-pricing model assumptions for purchase rights under the ESPP were as follows:

For the Year Ended December 31,
	2019	2018
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	39% - 97%	39% - 55%
Risk-free interest rate	1.67% - 2.47%	1.79% - 2.37%
Expected dividend yield	—%	—%

Stock Awards
A summary of the Company's stock option activity and related information was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2018	7,516	$3.34
Granted	575	$0.95
Exercised	—	$—
Expired and/or forfeited	(3,945)	$4.22
Outstanding as of December 31, 2019	4,146	$2.16	8.04	$1,580
Exercisable as of December 31, 2019	1,858	$3.28	6.83	$412

	For the Year Ended December 31,
	2019	2018

	(in thousands)
Fair value of options vested	$865	$1,810
Intrinsic value of options exercised	$—	$32

As of December 31, 2019, there was $1.4 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
A summary of the Company's RSU and PSU activity and related information was as follows:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of December 31, 2018	5,669	$3.29
Granted	2,938	$0.93
Vested(1)	(1,938)	$3.28
Forfeited	(1,364)	$3.56
Non-vested as of December 31, 2019	5,305	$1.92

(1) 1,814 shares of common stock were issued for RSUs and PSUs vested and the remaining 124 shares were withheld for taxes.

	For the Year Ended December 31,
	2019	2018

	(in thousands)
Fair value of RSUs and PSUs vested	$2,076	$8,626

As of December 31, 2019, there was $7.8 million of unrecognized compensation expense related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.3 years.
Note 9 — Restructuring and Other Related Costs
The Company has undergone restructuring efforts to better align its cost structure with our business and market conditions. These restructuring efforts include severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans and future cash outlays are recorded in "Accrued expenses", "Accrued compensation and benefits" and "Other long-term liabilities" in our Consolidated Balance Sheets as of December 31, 2019 and 2018.
During 2019, the Company announced a restructuring effort resulting in a reduction of headcount and office lease costs. The Company recognized charges related to this restructuring effort of $1.9 million for the year ended December 31, 2019 and expects to incur additional costs through 2020.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the 2019 restructuring effort:

	Severance and Other Employee Costs	Lease Termination Costs	Total

	(in thousands)
Balance as of January 1, 2019	$—	$—	$—
Restructuring and other related costs	1,806	123	1,929
Cash paid	(1,624)	(123)	(1,747)
Balance as of December 31, 2019	$182	$—	$182

In May 2017, the Company announced a restructuring effort resulting in a headcount reduction and the reduction of office space in four locations. The Company recognized charges related to this restructuring effort of $0.2 million for the year ended 2018. The Company does not expect to incur additional restructuring charges related to the May 2017 restructuring.

The following table presents a reconciliation of the beginning and ending fair value liability balance related to the May 2017 restructuring effort:

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total

	(in thousands)
Balance as of January 1, 2017	$—	$—	$—	$—
Restructuring and other related costs	3,483	2,939	886	7,308
Cash paid	(3,060)	(1,185)	—	(4,245)
Change in estimates and non-cash charges	—	—	(886)	(886)
Acceleration of stock-based compensation expense in additional paid-in capital	(352)	—	—	(352)
Balance as of December 31, 2017	71	1,754	—	1,825
Restructuring and other related costs	120	89	—	209
Cash paid	(188)	(1,133)	—	(1,321)
Change in estimates and non-cash charges	(3)	252	—	249
Balance as of December 31, 2018	—	962	—	962
Cash paid	—	(183)	—	(183)
Change in estimates and non-cash charges	—	(63)	—	(63)
Balance as of December 31, 2019	$—	$716	$—	$716

Note 10 — Income Taxes
Loss from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows:

	For the Year Ended December 31,
	2019	2018

	(in thousands)
U.S.	$(9,877)	$(25,298)
International	(8,363)	863
Loss before provision for income taxes	$(18,240)	$(24,435)

The income tax provision consisted of the following:

	For the Year Ended December 31,
	2019	2018

	(in thousands)
Current:
Federal	$181	$309
Foreign	189	70
State and local	58	38
Total current income tax provision	428	417
Deferred:
Federal	65	(82)
Foreign	(6)	85
State and local	(44)	30
Total deferred income tax provision	15	33
Income tax provision	$443	$450

The following table provides a reconciliation of income taxes provided at the federal statutory rate of 21% for the years ended December 31, 2019 and 2018 to the income tax provision:

	For the Year Ended December 31,
	2019	2018

	(in thousands)
U.S. income tax at federal statutory rate	$(3,830)	$(5,131)
State income taxes, net of federal benefit	238	(857)
Section 956 inclusion	—	191
Share-based compensation	2,241	610
Foreign tax rate differential	374	(212)
Permanent differences	403	265
Tax credits	(136)	(80)
Valuation allowance	1,128	4,203
Other, net	25	1,461
Income tax provision	$443	$450

In November 2015, the Philippine Economic Zone Authority granted a four year tax holiday to the Company's Philippine affiliate, commencing with its fiscal year beginning January 1, 2016. The earnings per share benefit in 2019 and 2018 was not material.
In December 2013, Malaysia granted a ten year tax holiday to the Company’s Malaysia affiliate, commencing with its fiscal year beginning January 1, 2014. This resulted in a tax benefit in fiscal 2013 of approximately $0.2 million from the elimination of the Malaysia subsidiary’s deferred tax liabilities. The earnings per share benefit in 2019 and 2018 was not material.
The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2019 and 2018. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods:

	December 31,
	2019	2018

	(in thousands)
Deferred tax assets:
Accrued liabilities	$6,576	$4,841
Share-based compensation	879	2,887
Net operating loss carryforwards	81,533	71,797
Tax credits	7,410	7,400
Amortization of tax intangibles	525	981
Interest	123	827
Total deferred tax assets	97,046	88,733
Deferred tax liabilities:
Property and equipment	(5,037)	(3,086)
ROU assets	(4,631)	—
Other, net	(583)	(119)
Total deferred tax liabilities	(10,251)	(3,205)
Net deferred tax assets	86,795	85,528
Less: Valuation allowance	(87,078)	(85,796)
Net deferred tax liabilities	$(283)	$(268)

As of December 31, 2019 and 2018, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740 wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company's deferred tax assets, management considers all available evidence, both positive and negative.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2019. Accordingly, a valuation allowance of $87.1 million has been recorded to offset this deferred tax asset. The valuation allowance decreased $1.3 million and $2.9 million for the years ended December 31, 2019 and 2018, respectively.
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
ASC 842
The Company adopted ASC 842 on January 1, 2019. Under ASC 842, the Company is required to recognize the assets and liabilities that arise from most operating leases on the balance sheet. Upon adoption, no change in retained earnings was recorded related to income taxes as the Company maintains a full valuation allowance. As of the implementation date, an adjustment of $4.6 million was recorded as a deferred tax liability and an adjustment of $4.6 million was recorded as a deferred tax asset. See "Note 2 - Summary of Significant Accounting Policies” for more information about the non-income tax impact of the adoption of ASC 842.
SAB 118 Measurement Period
The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017. As of December 31, 2017, the Company had not completed the accounting for all of the enactment-date income tax effects of the Act under ASC 740 for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income. As of December 31, 2018, the Company completed the accounting for all of the enactment-date income tax effects of the Act. As further discussed below, during 2018, the Company did not recognize adjustments to the provisional amounts recorded as of December 31, 2017 as all changes were off-set by the Company's valuation allowance.
One-time Transition Tax
The one-time transition tax is based on our total post-1986 E&P, the tax on which we previously deferred from U.S. income taxes under U.S. law. We had estimated a deficit in post-1986 E&P with no income tax expense recorded.
Upon further analysis of the Act and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the IRS, we finalized our calculations of the transition tax liability during 2018. Our provisional amount did not change; therefore, there was no adjustment to tax expense or valuation allowance.
Deferred Tax Assets and Liabilities
As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (generally 21%), by recording a provisional expense $37.0 million, with a valuation allowance release of $39.2 million for a net benefit of $2.1 million.
Upon further analysis of certain aspects of the Act and refinement of our calculations for the year ended December 31, 2019, we found no other adjustments were necessary.
GILTI
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

As of December 31, 2019, the Company had $2.7 million of U.S. federal research and development credits which expire beginning in 2031 and $3.7 million of California research and development credits which do not expire. The Company also has $0.5 million of California Enterprise Zone Credits which expire beginning in 2023 if not utilized and $1.4 million of other state tax credits which expire beginning in 2024 if not utilized.
As of December 31, 2019, the Company had net operating loss carryforwards of approximately $307.3 million for federal income tax purposes. $50.5 million can be carried forward indefinitely and the remaining $256.8 million expire at various dates beginning in 2024. The Company has $195.8 million in state net operating losses. These losses are available to reduce taxable income and expire at various dates beginning in 2021. The Company also has foreign net operating loss carryforwards of approximately $21.6 million which are indefinitely available to reduce taxable income and do not expire.
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
The Company's 2015 through 2019 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As the Company has incurred losses in most jurisdictions, the taxing authorities can generally challenge 2006 through 2014 losses to determine either the amount of the carryforward deduction reported in the open year or the amount of an net operating loss deduction that is absorbed in a closed year and supports the determination of the available net operating loss deduction for the open year under examination.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018

	(in thousands)
Beginning balance	$944	$932
Additions based on tax positions related to the current year	20	12
Ending balance	$964	$944

As of December 31, 2019, the Company had a liability for unrecognized tax benefits of $1.0 million, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2019 and 2018, interest and penalties recognized were insignificant.
Note 11 — Employee Benefit Plan
The Company maintains a 401(k) defined contribution plan that covers eligible employees. Employer matching contributions, which may be discontinued at the Company’s discretion, were approximately $1.5 million during the years ended December 31, 2019 and 2018.
Note 12 — Commitments and Contingencies
Letter of Credit
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.
Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of our business, including the cases discussed below.  Although the results of litigation and claims cannot be predicted with certainty, the Company is currently not aware of any litigation or threats of litigation in which the final outcome could have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. As of December 31, 2018, the Company accrued a $3.8 million reserve relating to our potential liability for currently pending disputes, reflected in "Other current liabilities" in the Consolidated Balance Sheets.
On August 23, 2016, the United States District Court for the Middle District of Tennessee granted conditional class certification in a lawsuit originally filed on September 21, 2015 by three former senior sales representatives. The lawsuit, Sarah Patton, et al v. ServiceSource Delaware, Inc., asserted a claim under the Fair Labor Standards Act alleging that certain non-exempt employees in our Nashville location were not paid for all hours worked and were not properly paid for overtime hours worked.  The complaint also asserted claims under Tennessee state law for breach of contract and unjust enrichment. A settlement of all claims was reached and paid as of December 31, 2019.
Non-cancelable Service Contract Commitments
Future minimum payments under non-cancelable service contract commitments were as follows as of December 31, 2019 (in thousands):

2020	$10,923
2021	9,840
2022	8,836
2023	7,416
2024	821
Total	$37,836

Note 13 — Selected Quarterly Financial Data (Unaudited)
The following table presents select historical quarterly Condensed Consolidated Statement of Operations for each quarter during the years ended December 31, 2019 and 2018:

	For the Quarter Ended,
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018

	(in thousands, except per share amounts)
Net revenue	$54,871	$53,395	$52,358	$55,511	$61,471	$57,173	$61,111	$58,585
Gross profit	$17,412	$15,524	$14,009	$16,035	$20,914	$17,224	$18,648	$16,861
(Loss) income from operations	$(2,029)	$(3,899)	$(5,869)	$(5,217)	$2,346	$(5,700)	$(5,697)	$(6,835)
Net (loss) income	$(2,492)	$(4,437)	$(6,035)	$(5,719)	$2,279	$(6,625)	$(8,887)	$(11,652)
Net (loss) income per common share:
Basic and diluted	$(0.03)	$(0.05)	$(0.06)	$(0.06)	$0.03	$(0.07)	$(0.10)	$(0.13)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ServiceSource International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ServiceSource International, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
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
February 19, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ServiceSource International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited ServiceSource International, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, ServiceSource International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated February 19, 2020 expressed an unqualified opinion thereon.
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
February 19, 2020

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K.
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
Based on management’s evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2019 our disclosure controls and procedures are designed to, and are effective to, provide at a reasonable assurance level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the COSO. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our 2020 Proxy Statement. Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2020 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Board Committees” in our 2020 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Code of Business Conduct and Ethics” in our 2020 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Delinquent Section 16(a) Reports" in our 2020 Proxy Statement.
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
The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth in the Notes to the Consolidated Financial Statements above, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained under the captions “Related Person Transactions" and "Delinquent Section 16(a) Reports” and “Director Independence” in our 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2020 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    (1) Financial Statements
Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.
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
(b)     Exhibits
The exhibits listed on the accompanying Exhibit Index immediately preceding the signature page are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.
(c)     Financial Statement Schedules
Reference is made to Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY
None.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviations or acronyms	Definition
2011 Plan	2011 Equity Incentive Plan
2020 Proxy Statement	Proxy statement for our 2020 annual meeting of stockholders
Act	Tax Cuts and Jobs Act
APJ	Asia Pacific-Japan
ARO	Asset retirement obligation
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASC 842	Accounting Standards Codification Topic 842, Leases
ASU	Accounting Standards Update
ASU 2018-15	Accounting Standards Update 2018-15 - Cloud Computing Implementation Costs
AWS	Amazon Web Services
B2B	Business-to-business
B2C	Business-to-consumer
BPaaS	Business Process-as-a-Service
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CJX	Customer journey experience
CRM	Customer relationship management
COSO	Committee of Sponsoring Organizations of the Treadway Commission
E&P	Earnings and profits
EMEA	Europe, Middle East and Africa
ERP	Enterprise resource planning
ESPP	2011 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
GILTI	Global Intangible Low-taxed Income
IaaS	Infrastructure-as-a-service
IoT	Internet of things
IRS	Internal Revenue Service
NALA	North America and Latin America
Notes	Senior convertible notes
PaaS	Platform-as-a-service
PSU	Performance-based restricted stock unit
Revolver	Senior secured revolving line of credit
ROU	Right-of-use
RSU	Restricted stock unit
SaaS	Software-as-a-service
SAB 118	Staff Accounting Bulletin No. 118
SEC	Securities and Exchange Commission
SPA	Sales performance analysis
SSP	Stand-alone selling price
U.S.	United States

INDEX TO EXHIBITS

			Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Exhibit	Form/File No.	Filing Date
3.1	Certificate of Incorporation of the Company filed May 22, 2018		3.1	Form 10-Q (No. 001-35108)	August 6, 2018
3.2	Amended and Restated Bylaws of the Company dated March 28, 2016		3.2	Form 8-K (No. 001-35108)	March 31, 2016
4.1	Registration and Information Rights Agreement dated as of December 8, 2006, between the Registrant and GA SS Holding LLC, SSLLC Holdings, Inc., Housatonic Micro Fund SBIC, LP and Housatonic Equity Investors SBIC, LP		4.1	Form S-1/A (No. 333-171271)	February 25, 2011
4.2	Specimen common stock certificate of the Registrant		4.3	Form S-1/A (No. 333-171271)	March 11, 2011
4.3	Description of Capital Stock	X
10.1+	Form of Director and Executive Officer Indemnification Agreement		10.1	Form S-1 (No. 333-171271)	December 20, 2010
10.2+	2011 Equity Incentive Plan and forms of agreements thereunder		4.4	Form S-8 (No. 333-173116)	March 28, 2011
10.3+	2011 Equity Incentive Plan form of Restricted Stock Award Agreement		10.1	Form 8-K (No. 001-35108)	February 10, 2012
10.4+	2011 Equity Incentive Plan form of Share Option Award Agreement (adopted October 2019)		10.1	Form 10-Q (No. 001-35108)	October 29, 2019
10.5+	2011 Equity Incentive Plan form of Restricted Stock Award Agreement (adopted October 2019)		10.2	Form 10-Q (No. 001-35108)	October 29, 2019
10.6+	2011 Employee Stock Purchase Plan and form of agreement thereunder		4.5	Form S-8 (No. 333-173116)	March 28, 2011
10.7+	Employment and Confidential Information Agreement dated as of January 22, 2019, between the Company and Gary B. Moore		10.1	Form 8-K (No. 001-35108)	January 28, 2019
10.8+	Employment and Confidential Information Agreement dated as of November 12, 2018, between the Company and Richard G. Walker		10.1	Form 8-K (No. 001-35108)	October 18, 2018
10.9+	Restated Employment and Confidential Information Agreement dated as of November 7, 2018, between the Company and Deborah A. Dunnam		10.1	Form 8-K (No. 001-35108)	November 13, 2018

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Exhibit	Form/File No.	Filing Date
10.10+	Revolving Loan Credit Agreement, dated as of July 30, 2018, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as Borrowers, and Compass Bank, as Lender		10.1	Form 8-K (No. 001-35108)	August 2, 2018
21.1	List of subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
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

SERVICESOURCE INTERNATIONAL, INC.

Dated:	February 19, 2020	By:	/s/ GARY B. MOORE
Gary B. Moore
Chief Executive Officer and Director (Principal Executive Officer)
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

Date	Signature	Title
February 19, 2020	/s/ GARY B. MOORE	Chief Executive Officer and Director (Principal Executive Officer)
Gary B. Moore

February 19, 2020	/s/ RICHARD G. WALKER	Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Richard G. Walker

February 19, 2020	/s/ ROBERT G. ASHE	Director
Robert G. Ashe

February 19, 2020	/s/ BRUCE W. DUNLEVIE	Director
Bruce W. Dunlevie

February 19, 2020	/s/ JOHN R. FERRON	Director
John R. Ferron

February 19, 2020	/s/ JOHN R. HARRIS	Director
John R. Harris

February 19, 2020	/s/ THOMAS F. MENDOZA	Director
Thomas F. Mendoza