Form 10-Q
period 2020-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2020-05-07
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
 Yes ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
As of April 30, 2020, 95,134,350 shares of common stock of ServiceSource International, Inc. were outstanding.

SERVICESOURCE INTERNATIONAL, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2020

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$47,181	$27,089
Accounts receivable, net	43,354	41,754
Prepaid expenses and other	5,939	7,296
Total current assets	96,474	76,139

Property and equipment, net	34,242	36,149
ROU assets	33,450	36,396
Contract acquisition costs	1,302	1,602
Goodwill	6,334	6,334
Other assets	4,764	4,844
Total assets	$176,566	$161,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,115	$4,392
Accrued expenses	3,456	3,366
Accrued compensation and benefits	15,746	16,700
Revolver	27,000	—
Operating lease liabilities	10,132	9,652
Other current liabilities	1,662	2,218
Total current liabilities	59,111	36,328

Operating lease liabilities, net of current portion	30,800	33,716
Other long-term liabilities	2,520	2,983
Total liabilities	92,431	73,027

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 95,262 shares issued and 95,141 shares outstanding as of March 31, 2020; 94,972 shares issued and 94,851 shares outstanding as of December 31, 2019	10	9
Treasury stock	(441)	(441)
Additional paid-in capital	375,666	374,525
Accumulated deficit	(292,008)	(286,066)
Accumulated other comprehensive income	908	410
Total stockholders’ equity	84,135	88,437
Total liabilities and stockholders’ equity	$176,566	$161,464
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)
	For the Three Months Ended March 31,
	2020	2019
Net revenue	$50,114	$55,511
Cost of revenue	35,560	39,476
Gross profit	14,554	16,035
Operating expenses:
Sales and marketing	7,268	7,949
Research and development	1,181	1,263
General and administrative	10,688	10,982
Restructuring and other related costs	467	1,058
Total operating expenses	19,604	21,252
Loss from operations	(5,050)	(5,217)
Interest and other expense, net	(874)	(490)
Loss before provision for income taxes	(5,924)	(5,707)
Provision for income tax expense	(18)	(12)
Net loss	$(5,942)	$(5,719)
Net loss per common share:
Basic and diluted	$(0.06)	$(0.06)
Weighted-average common shares outstanding:
Basic and diluted	94,968	92,914
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)
	For the Three Months Ended March 31,
	2020	2019
Net loss	$(5,942)	$(5,719)
Other comprehensive income
Foreign currency translation adjustments	498	76
Other comprehensive income	498	76
Comprehensive loss	$(5,444)	$(5,643)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	94,972	$9	(121)	$(441)	$374,525	$(286,066)	$410	$88,437
Net loss	—	—	—	—	—	(5,942)	—	(5,942)
Other comprehensive income	—	—	—	—	—	—	498	498
Stock-based compensation	—	—	—	—	1,066	—	—	1,066
Issuance of common stock, RSUs	178	1	—	—	(1)	—	—	—
Proceeds from the exercise of stock options and ESPP	112	—	—	—	76	—	—	76
Balance at March 31, 2020	95,262	$10	(121)	$(441)	$375,666	$(292,008)	$908	$84,135

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	92,895	$9	(121)	$(441)	$369,246	$(267,383)	$402	$101,833
Net loss	—	—	—	—	—	(5,719)	—	(5,719)
Other comprehensive income	—	—	—	—	—	—	76	76
Stock-based compensation	—	—	—	—	1,564	—	—	1,564
Issuance of common stock, RSUs	229	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	139	—	—	—	141	—	—	141
Balance at March 31, 2019	93,263	$9	(121)	$(441)	$370,951	$(273,102)	$478	$97,895
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,942)	$(5,719)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,396	3,285
Amortization of contract acquisition costs	279	400
Amortization of ROU assets	2,313	2,239
Stock-based compensation	1,045	1,570
Restructuring and other related costs	431	1,041
Other	18	18
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,722)	3,258
Prepaid expenses and other assets	1,323	(1,277)
Contract acquisition costs	9	(108)
Accounts payable	(3,253)	(18)
Accrued compensation and benefits	(1,210)	1,094
Operating lease liabilities	(1,838)	(2,338)
Accrued expenses	223	(1,023)
Other liabilities	(741)	(338)
Net cash (used in) provided by operating activities	(5,669)	2,084
Cash flows from investing activities:
Purchases of property and equipment	(1,557)	(2,898)
Net cash used in investing activities	(1,557)	(2,898)
Cash flows from financing activities:
Repayment on finance lease obligations	(238)	(190)
Proceeds from Revolver	27,000	—
Proceeds from issuance of common stock	76	141
Net cash provided by (used in) financing activities	26,838	(49)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	480	185
Net change in cash and cash equivalents and restricted cash	20,092	(678)
Cash and cash equivalents and restricted cash, beginning of period	29,383	27,779
Cash and cash equivalents and restricted cash, end of period	$49,475	$27,101
Supplemental disclosures of cash flow information:
Cash paid for interest	$55	$66
Supplemental disclosures of non-cash activities:
Purchase of property and equipment accrued in accounts payable and accrued expenses	$10	$208
ROU assets obtained in exchange for new lease liabilities	$204	$9,656
Increase in operating lease liabilities related to the adoption of ASC 842	$—	$32,104
Increase in ROU assets related to the adoption of ASC 842	$—	$29,526
Decrease in prepaids and other assets related to the adoption of ASC 842	$—	$(749)
Decrease in other liabilities related to the adoption of ASC 842	$—	$(3,327)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 — The Company
ServiceSource is a leading provider of BPaaS (business process-as-a-service) solutions that enable the transformation of go-to-market organizations and functions for global technology clients. We design, deploy, and operate a suite of innovative solutions and complex processes that support and augment our clients’ B2B customer acquisition, engagement, expansion and retention activities. Our clients - ranging from Fortune 500 technology titans to high-growth disruptors and innovators - rely on our holistic customer engagement methodology and process excellence, global scale and delivery footprint, and data analytics and business insights to deliver trusted business outcomes that have a meaningful and material positive impact to their long-term revenue and profitability objectives. Through our unique integration of people, process and technology - leveraged against our 20 years of experience and domain expertise in the cloud, software, hardware, medical device and diagnostic equipment, and industrial IoT sectors - we effect and transact billions of dollars of B2B commerce in more than 175 countries on our clients’ behalf annually.
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.
For a summary of commonly used industry terms and abbreviations used in this report, see Glossary of Terms located at the end of this report.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements include the accounts of ServiceSource International, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information. All intercompany balances and transactions have been eliminated in consolidation. These financial statements do not include all the information required by GAAP for annual financial statements. The unaudited Consolidated Balance Sheet as of December 31, 2019 has been derived from the Company’s audited annual Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020. In the opinion of management, these Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. These Consolidated Financial Statements and accompanying notes should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2019, included in our annual report on Form 10-K. Interim results are not necessarily indicative of results for the entire year.
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
Reclassifications
Certain items on the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 have been reclassified to conform to the current year presentation. These reclassifications did not affect the Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss or Consolidated Statements of Stockholders' Equity.
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
Note 3 — Fair Value of Financial Instruments
The Company follows a three-tier fair value hierarchy, which is described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The following table presents the Company's cash and cash equivalents and restricted cash by significant investment category measured at fair value:

	March 31, 2020	December 31, 2019

	(in thousands)
Level 1:
Cash	$11,202	$9,142
Money market mutual funds	35,979	17,947
Cash and cash equivalents	$47,181	$27,089

Restricted cash	$2,294	$2,294

The Company did not have any other financial instruments or debt measured at fair value as of March 31, 2020 and 2019. There were no transfers between levels during the three months ended March 31, 2020 and 2019.
Note 4 — Debt
Revolving Line of Credit
In July 2018, the Company entered into a $40.0 million Revolver that allows us to borrow against our domestic receivables as defined in the credit agreement. The Revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings. As of March 31, 2020, the Company had $27.0 million of borrowings outstanding under the Revolver through a six-month Eurodollar borrowing at an effective interest rate of 3.07% maturing September 2020 and an additional $2.3 million available for borrowing under the Revolver. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if our borrowing base decreases below our current amount outstanding during the term of the Eurodollar borrowing.
The obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has covenants with which the Company was in compliance as of March 31, 2020 and December 31, 2019.
Deferred Debt Issuance Costs and Interest Expense
Unamortized debt issuance costs related to the Revolver were $0.1 million as of March 31, 2020 and December 31, 2019.
Interest expense related to the amortization of debt issuance costs and interest expense associated with the Company's debt obligation was $0.1 million for the three months ended March 31, 2020 and 2019.
Note 5 — Leases
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
In January 2020, the Company entered into a one-year sublease agreement with a third-party for one floor of its Manila office space, with total sublease income of approximately $1.1 million. In July 2019, the Company entered into a sublease with a third-party for its San Francisco office space leased during 2018 through the remaining term of the lease, November 30, 2023. The Company recognizes rent expense and sublease income on a straight-line basis over the lease period and accrues for rent expense and sublease income incurred but not paid.
Supplemental income statement information related to leases was as follows:

	For the Three Months Ended March 31,
	2020	2019

	(in thousands)
Operating lease cost	$3,107	$2,881

Finance lease cost:
Amortization of leased assets	188	151
Interest on lease liabilities	31	41
Total finance lease cost	219	192

Sublease income	(892)	(468)
Net lease cost	$2,434	$2,605

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Operating leases:
ROU assets	$33,450	$36,396

Operating lease liabilities	$10,132	$9,652
Operating lease liabilities, net of current portion	30,800	33,716
Total operating lease liabilities	$40,932	$43,368

Finance leases:
Property and equipment	$2,836	$3,480
Accumulated depreciation	(1,395)	(1,823)
Property and equipment, net	$1,441	$1,657

Other current liabilities	$875	$952
Other long-term liabilities	510	671
Total finance lease liabilities	$1,385	$1,623

Lease term and discount rate information related to leases was as follows:

	For the Three Months Ended March 31,
	2020	2019
Weighted-average remaining lease term (in years):
Operating lease	5.9	5.3
Finance lease	1.6	2.5
Weighted-average discount rate:
Operating lease	6.4%	6.5%
Finance lease	7.8%	8.3%

Maturities of lease liabilities were as follows as of March 31, 2020:

	Operating Leases	Operating Sublease	Finance Leases	Total

	(in thousands)
Remainder of 2020	$9,361	$(2,717)	$771	$7,415
2021	11,922	(2,631)	633	9,924
2022	8,478	(2,538)	64	6,004
2023	3,555	(623)	—	2,932
2024	2,619	—	—	2,619
Thereafter	13,634	—	—	13,634
Total lease payments	49,569	(8,509)	1,468	42,528
Less: interest	(8,601)	—	(83)	(8,684)
Less: tenant improvement reimbursements(1)	(36)	—	—	(36)
Total	$40,932	$(8,509)	$1,385	$33,808
(1) Relates to tenant improvement reimbursements incurred by the Company after lease commencement, but not received from landlord as of March 31, 2020.
Note 6 — Revenue Recognition
The following tables present the disaggregation of revenue from contracts with our clients:
Revenue by Performance Obligation

	For the Three Months Ended March 31,
	2020	2019

	(in thousands)
Selling services	$49,173	$55,128
Professional services	941	383
Total revenue	$50,114	$55,511

Revenue by Geography
Revenue for each geography generally reflects commissions earned from sales of service contracts managed from revenue delivery centers in that geography and subscription sales and professional services to deploy the Company's solutions. Predominantly all the service contracts sold and managed by the revenue delivery centers relate to end customers located in the same geography. All NALA revenue represents revenue generated within the U.S.

	For the Three Months Ended March 31,
	2020	2019

	(in thousands)
NALA	$28,473	$33,201
EMEA	14,007	13,636
APJ	7,634	8,674
Total revenue	$50,114	$55,511
Revenue by Contract Pricing

	For the Three Months Ended March 31,
	2020	2019

	(in thousands)
Variable consideration	$36,366	$35,782
Fixed consideration	13,748	19,729
Total revenue	$50,114	$55,511

Contract Balances
As of March 31, 2020 and December 31, 2019, the contract asset balances totaled $0.02 million and $0.03 million, respectively, and the contract liability balances totaled $0.7 million and $0.8 million, respectively.
Transaction Price Allocated to Remaining Performance Obligations
Assuming none of the Company’s current contracts with fixed consideration are renewed, we estimate receiving approximately $36.1 million in future selling services fixed consideration as of March 31, 2020. As of March 31, 2020, we estimate $1.0 million in professional services fixed consideration revenue to be recognized through the remainder of 2020.
Contract Acquisition Costs
Under the transition guidance, the Company recorded a $3.3 million contract acquisition asset and corresponding offset to the opening accumulated deficit balance related to previously expensed sales commissions. The Company recorded $0.2 million and $0.3 million in amortization expense related to this amount for the three months March 31, 2020 and 2019, respectively.
Detail of contract acquisition costs related to contracts obtained during the period are as follows:

	For the Three Months Ended March 31,
	2020	2019

	(in thousands)
Balance at beginning of period	$761	$842
Capitalized costs	(21)	112
Amortization expense	(61)	(143)
Balance at end of period(1)	$679	$811
(1) The weighted-average remaining amortization period related to these costs was approximately 2.2 years and 1.8 years for the three months March 31, 2020 and 2019, respectively.
Impairment recognized on contract costs was insignificant for the three months ended March 31, 2020 and 2019.

Note 7 — Stock-Based Compensation
Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company's Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2020	2019

	(in thousands)
Cost of revenue	$45	$159
Sales and marketing	377	443
Research and development	18	(6)
General and administrative	605	974
Total stock-based compensation	$1,045	$1,570

The above table does not include capitalized stock-based compensation related to internal-use software that was immaterial for the three months ended March 31, 2020 and 2019.
Stock Awards
A summary of the Company's stock option activity and related information was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2019	4,146	$2.16		$1,580
Granted	20	$1.32
Expired and/or forfeited	(77)	$3.51
Outstanding as of March 31, 2020	4,089	$2.13	7.80	$—
Exercisable as of March 31, 2020	2,072	$3.01	6.80	$—

The weighted-average fair value of options granted during the three months ended March 31, 2020 and 2019 was $0.63 and $0.53, respectively. As of March 31, 2020, there was $1.2 million of unrecognized compensation expense related to stock options granted under the 2011 Plan, which is expected to be recognized over a weighted-average period of 2.3 years.
A summary of the Company's RSU and PSU activity and related information was as follows:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of December 31, 2019	5,305	$1.88
Granted	185	$1.31
Vested	(178)	$3.27
Forfeited	(322)	$1.95
Non-vested as of March 31, 2020	4,990	$1.80

As of March 31, 2020, there was $6.6 million of unrecognized compensation expense related to RSUs and PSUs granted under the 2011 Plan, which is expected to be recognized over a weighted-average period of 2.2 years.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options, unvested RSUs and shares to be purchased under our ESPP. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 4.2 million and 10.4 million shares for the three months ended March 31, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

Note 8 — Restructuring and Other Related Costs
The Company has undergone restructuring efforts to better align its cost structure with its business and market conditions. These restructuring efforts include severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans and future cash outlays are recorded in "Accrued expenses", "Accrued compensation and benefits" and "Other long-term liabilities" in our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.
During 2019, the Company announced a restructuring effort resulting in a reduction of headcount and office lease costs. The Company recognized charges related to this restructuring effort of $0.5 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively, and expects to incur additional costs through 2020.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the 2019 restructuring effort:

	Severance and Other Employee Costs	Lease Termination Costs	Total
	(in thousands)
Balance as of January 1, 2019	$—	$—	$—
Restructuring and other related costs	1,806	123	1,929
Cash paid	(1,624)	(123)	(1,747)
Balance as of December 31, 2019	182	—	182
Restructuring and other related costs	467	—	467
Cash paid	(503)	—	(503)
Change in estimates and non-cash charges	(19)	—	(19)
Balance as of March 31, 2020	$127	$—	$127

In May 2017, the Company announced a restructuring effort resulting in a headcount reduction and the reduction of office space in four locations. The Company does not expect to incur additional restructuring charges related to the May 2017 restructuring as of March 31, 2020.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the May 2017 restructuring effort:

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total

	(in thousands)
Balance as of January 1, 2017	$—	$—	$—	$—
Restructuring and other related costs	3,483	2,939	886	7,308
Cash paid	(3,060)	(1,185)	—	(4,245)
Change in estimates and non-cash charges	—	—	(886)	(886)
Acceleration of stock-based compensation expense in additional paid-in capital	(352)	—	—	(352)
Balance as of December 31, 2017	71	1,754	—	1,825
Restructuring and other related costs	120	89	—	209
Cash paid	(188)	(1,133)	—	(1,321)
Change in estimates and non-cash charges	(3)	252	—	249
Balance as of December 31, 2018	—	962	—	962
Cash paid	—	(183)	—	(183)
Change in estimates and non-cash charges	—	(63)	—	(63)
Balance as of December 31, 2019	—	716	—	716
Cash paid	—	(44)	—	(44)
Change in estimates and non-cash charges	—	(17)	—	(17)
Balance as of March 31, 2020	$—	$655	$—	$655

Note 9 — Income Taxes
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The "Provision for income tax expense" in the Consolidated Statements of Operations primarily consists of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in the U.S., Ireland and Singapore because those losses are offset by a full valuation allowance. The tax years 2012 through 2020 generally remain subject to examination by federal, state and foreign tax authorities.
The gross amount of the Company’s unrecognized tax benefits was $1.0 million as of March 31, 2020 and December 31, 2019, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2020 and 2019, interest and penalties recognized were insignificant.
Note 10 — Commitments and Contingencies
Letters of Credit
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.

Non-cancelable Service Contract Commitments
Future minimum payments under non-cancelable service contract commitments were as follows:

March 31, 2020
(in thousands)
Remainder of 2020	$6,539
2021	10,057
2022	9,017
2023	7,446
2024	821
Thereafter	—
Total	$33,880

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto which appear elsewhere in this quarterly report on Form 10-Q.
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believe,” “project,” "target," "forecast", “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and variations of such words or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those identified elsewhere in this report and those discussed in the sections of our Annual Report on Form 10-K entitled “Forward Looking Statements” and “Risk Factors” and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by applicable law.
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
For a summary of commonly used industry terms and abbreviations used in this report, see Glossary of Terms located at the end of this report.
Impact of the COVID-19 Pandemic
With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, we created a dedicated crisis team to proactively implement our business continuity plans.  By March 19, 2020, more than 95% of our employees had moved from in-office to a work-from-home environment and as of April 1, 2020, we transitioned to 100% virtual operating model, which includes virtual sourcing, hiring, and onboarding for new employees as well as a process for driving performance and culture in a virtual environment. As a result of the implementation of these business continuity measures, we have not experienced material disruptions in our operations.
We believe we have sufficient liquidity on hand to continue business operations during this volatile period. As of March 31, 2020, we had total available liquidity of $49.5 million consisting of cash on hand and our revolving credit facility. See "Liquidity and Capital Resources" for additional information.
Although there was no material adverse impact on our first quarter 2020 results of operations, the full impact of the pandemic remains to be seen.   By way of example, we have seen some instances of delays in responsiveness from our clients’ customers and end users on making purchasing or renewal decisions, but on the other hand, we have seen some clients experience heightened levels of demand for their products and services. The situation surrounding COVID-19 remains fluid and the potential for an impact on our financial condition and results of operations increases the longer the virus impacts the level of economic activity in the U.S. and globally. See Part II, Item 1A - “Risk Factors.”

Key Financial Results for the Three Months Ended March 31, 2020

•	GAAP revenue was $50.1 million compared with $55.5 million reported for the same period in 2019.

•	GAAP net loss was $5.9 million or $0.06 per diluted share, compared with GAAP net loss of $5.7 million or $0.06 per diluted share reported for the same period in 2019.

•	Adjusted EBITDA was $0.1 million compared with $1.0 million reported for the same period in 2019. See “Non-GAAP Financial Measurements” below for a reconciliation of Adjusted EBITDA from net loss.

•	Ended the quarter with $49.5 million of cash and cash equivalents and restricted cash and $27.0 million of borrowings under the Company’s $40.0 million Revolver.
Results of Operations
For the Three Months Ended March 31, 2020 Compared to the Same Period Ended March 31, 2019
Net Revenue, Cost of Revenue and Gross Profit
Net revenue is primarily attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We also generate revenues from selling professional services. Historically, we earned a small percentage of our total revenue from the sale of subscriptions to our cloud-based applications.
Cost of revenue includes employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead costs.

	For the Three Months Ended March 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$50,114	100%	$55,511	100%	$(5,397)	(10)%
Cost of revenue	35,560	71%	39,476	71%	(3,916)	(10)%
Gross profit	$14,554	29%	$16,035	29%	$(1,481)	(9)%
Net revenue decreased $5.4 million, or 10%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to client churn and lower bookings.
Cost of revenue decreased $3.9 million, or 10%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the following:

•	$3.1 million decrease in employee related costs associated with a reduction in headcount, lower revenue attainment and lower travel and entertainment expenditures;

•	$0.9 million decrease in facility related costs primarily related to subleases and a decrease in headcount; and

•	$0.3 million decrease in information technology costs; partially offset by

•	$0.3 million increase in depreciation and amortization expense.

Operating Expenses

	For the Three Months Ended March 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$7,268	15%	$7,949	14%	$(681)	(9)%
Research and development	1,181	2%	1,263	2%	(82)	(6)%
General and administrative	10,688	21%	10,982	20%	(294)	(3)%
Restructuring and other related costs	467	1%	1,058	2%	(591)	(56)%
Total operating expenses	$19,604	39%	$21,252	38%	$(1,648)	(8)%
Sales and Marketing
Sales and marketing expenses primarily consist of compensation expenses and sales commissions for our sales and marketing staff, amortization of contract acquisition costs, allocated expenses and marketing programs and events.
Sales and marketing expenses decreased $0.7 million, or 9%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a decrease in employee related costs associated with lower revenue attainment and lower travel and entertainment expenditures.
Research and Development
Research and development expenses primarily consist of employee compensation expense.
Research and development expenses decreased $0.1 million, or 6%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a decrease in facility related costs.
General and Administrative
General and administrative expenses primarily consist of employee compensation expense for our executive, human resources, finance and legal functions and expenses for professional fees for accounting, tax and legal services, as well as allocated expenses, which consist of depreciation, amortization of internally developed software, facility and technology costs.
General and administrative expenses decreased $0.3 million, or 3%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the following:

•	$0.4 million decrease in employee related costs primarily due to lower travel and entertainment expenditures and recruiting costs;

•	$0.2 million decrease in depreciation and amortization expense; and

•	$0.1 million decrease in professional fees; partially offset by

•	$0.3 million increase in information technology support and facility costs.
Restructuring and Other Related Costs
Restructuring and other related costs consist primarily of employees’ severance payments and related employee benefits, related legal fees and charges related to lease termination costs.
Restructuring and other related costs decreased $0.6 million, or 56% for the three months ended March 31, 2020 compared to the same period in 2019, due to decreased costs incurred related to the 2019 restructuring effort resulting in a reduction of headcount and office lease costs.

Interest and Other Expense, Net
Interest and other expense, net consists of interest expense associated with our Revolver, imputed interest from finance lease payments, interest income earned on our cash and cash equivalents, amortization of debt issuance costs and foreign exchange gains and losses.

	For the Three Months Ended March 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(81)	—%	$(92)	—%	$11	(12)%
Other expense, net	$(793)	(2)%	$(398)	(1)%	$(395)	99%
Interest expense decreased 12%, for the three months ended March 31, 2020 compared to the same period in 2019.
Other expense, net increased $0.4 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to foreign currency fluctuations.
Provision for Income Tax Expense

	For the Three Months Ended March 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(18)	—%	$(12)	—%	$(6)	50%
Provision for income tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax expense increased for the three months ended March 31, 2020 compared to the same period in 2019, due to an increase in profitable operations in certain foreign jurisdictions.
Liquidity and Capital Resources
Our primary operating cash requirements include the payment of compensation and related costs and costs for our facilities and information technology infrastructure. Historically, we have financed our operations from cash provided by our operating activities. We believe our existing cash and cash equivalents and available funds from the Revolver will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
As of March 31, 2020, we had cash and cash equivalents of $47.2 million, which primarily consisted of demand deposits and money market mutual funds. Included in cash and cash equivalents was $6.0 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of March 31, 2020, the Company had no unremitted earnings from our foreign subsidiaries.
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
As of March 31, 2020, we had $27.0 million of borrowings outstanding under the Revolver through a six-month Eurodollar borrowing at an effective interest rate of 3.07% maturing September 2020 and an additional $2.3 million available for borrowing under the Revolver. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if our borrowing base decreases below our current amount outstanding during the term of the Eurodollar borrowing. Proceeds from the Revolver are used for working capital and general corporate purposes. Obligations under the credit agreement are secured by substantially all assets of the borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company's subsidiaries. The Revolver has covenants with which we are in compliance as of March 31, 2020 and December 31, 2019.

Letters of Credit and Restricted Cash
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.
Cash Flows
The following table presents a summary of our cash flows:

	For the Three Months Ended March 31,
	2020	2019

	(in thousands)
Net cash (used in) provided by operating activities	$(5,669)	$2,084
Net cash used in investing activities	(1,557)	(2,898)
Net cash provided by (used in) financing activities	26,838	(49)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	480	185
Net change in cash and cash equivalents and restricted cash	$20,092	$(678)
Depreciation and amortization expense were comprised of the following:

	For the Three Months Ended March 31,
	2020	2019

	(in thousands)
Internally developed software amortization	$1,765	$1,259
Property and equipment depreciation	1,631	2,026
Total depreciation and amortization	$3,396	$3,285
Operating Activities
Net cash used in operating activities increased $7.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of decreased cash collections from customers during the current period compared to the prior period, higher cash payments made during the current period compared to the prior period related to operating costs previously accrued for and a decrease in Adjusted EBITDA.
Investing Activities
Net cash used in investing activities decreased $1.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of a decrease in cash outflows related to the acquisition of property and equipment during the three months ended March 31, 2020.
Financing Activities
Net cash provided by financing activities increased $26.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of $27.0 million in cash inflow due to borrowing on the Revolver during the three months ended March 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company's significant accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2019. These policies were followed in preparing the Consolidated Financial Statements for the three months ended March 31, 2020 and are consistent with the year ended December 31, 2019.

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
EBITDA consists of net income (loss) plus provision for income tax expense (benefit), interest and other expense (income), net and depreciation and amortization. Adjusted EBITDA consists of EBITDA plus stock-based compensation, restructuring and other related costs, amortization of contract acquisition costs related to the initial adoption of ASC 606 and incremental and non-recurring costs incurred outside of normal operations as a result of COVID-19.
This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The following table presents the calculation of Adjusted EBITDA reconciled from “Net loss”:

	For the Three Months Ended March 31,
	2020	2019

	(in thousands)
Net loss	$(5,942)	$(5,719)
Provision for income tax expense	18	12
Interest and other expense, net	874	490
Depreciation and amortization	3,396	3,285
EBITDA	(1,654)	(1,932)
Stock-based compensation	1,045	1,570
Restructuring and other related costs	467	1,058
Amortization of contract acquisition asset costs - ASC 606 initial adoption	218	257
COVID-19 related costs	62	—
Adjusted EBITDA	$138	$953
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies as defined by Rule 12b-2 of the Exchange Act.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
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
Based on management’s evaluation, our CEO and CFO concluded that our disclosure controls and procedures are designed to, and are effective to, provide at a reasonable assurance level, that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in

SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting during the quarter covered by this report that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings in which we are involved, see Note 10 - "Commitments and Contingencies" to the Consolidated Financial Statements in Item 1.
Item 1A. Risk Factors
For a summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, see “Risk Factors” in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019. Except as provided below, there have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2019.
Our revenue will decline if there is a decrease in the overall demand for our clients’ products and services, which is likely to be exacerbated by the COVID-19 outbreak.
A majority of our revenue is based on a pay-for-performance model, which means that we are paid a commission based on the service contracts we sell on behalf of our clients. If a client’s products or services fail to appeal to its end customers, our revenue will decline for our work with that client. In addition, if end customer demand decreases for other reasons, such as negative news regarding our clients or their products, unfavorable economic conditions, shifts in strategy by our clients away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our clients’ service contracts declines. Similarly, if our clients come under economic pressure, they may be more likely to terminate their contracts with us or seek to restructure those contracts, and for clients whose contracts are up for renewal, they may seek to renew those contracts on less favorable terms or choose not to renew at all.  The COVID-19 pandemic and resulting economic pressure and purchasing constraints will likely cause a decrease in the overall demand for our clients’ products and services, and may result in a decrease in our revenue.  If one or more of our clients is under economic pressure due to decreasing customer demand, negative news, or other issues that impact the demand for their product or services, our business could suffer, and we may experience a significant decrease in our revenue.
The COVID-19 pandemic may have material adverse effect on our business, financial position, results of operations and/or cash flows.
We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. In recent weeks, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, lack of available internet capacity, or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted.  Our costs may increase as a result of the COVID-19 outbreak, and these costs may not be fully recoverable or adequately covered by insurance. Importantly, the demand for our clients' products may decrease as a result of the global economic slowdown, which would result in a decrease in our revenue.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1*	Non-employee Director Deferred Compensation Plan

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

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)
* Filed or furnished herewith.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviations or acronyms	Definition
2011 Plan	2011 Equity Incentive Plan
APJ	Asia Pacific-Japan
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASC 842	Accounting Standards Codification Topic 842, Leases
ASU	Accounting Standards Update
B2B	Business-to-business
BPaaS	Business Process-as-a-Service
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COVID-19	Coronavirus disease 2019
EMEA	Europe, Middle East and Africa
ESPP	2011 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IoT	Internet of things
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NALA	North America and Latin America
PSU	Performance-based restricted stock unit
Revolver	Senior secured revolving line of credit
ROU	Right-of-use
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
U.S.	United States

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	May 7, 2020	By:	/s/ RICHARD G. WALKER
Richard G. Walker Chief Financial Officer and Director (Principal Financial and Accounting Officer)