Form 10-Q
period 2020-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2020-07-29
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
Yes  ☐    No  ☒
As of July 24, 2020, 95,616,859 shares of common stock of ServiceSource International, Inc. were outstanding.

Item 1. Financial Statements (unaudited)

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, except per share and par value amounts)
(unaudited)
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$40,924	$27,089
Accounts receivable, net	40,023	41,754
Prepaid expenses and other	5,975	7,296
Total current assets	86,922	76,139

Property and equipment, net	31,958	36,149
ROU assets	31,736	36,396
Contract acquisition costs	1,204	1,602
Goodwill	6,334	6,334
Other assets	4,791	4,844
Total assets	$162,945	$161,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,922	$4,392
Accrued expenses	2,458	3,366
Accrued compensation and benefits	15,823	16,700
Revolver	20,000	—
Operating lease liabilities	10,550	9,652
Other current liabilities	1,659	2,218
Total current liabilities	52,412	36,328

Operating lease liabilities, net of current portion	28,565	33,716
Other long-term liabilities	2,459	2,983
Total liabilities	83,436	73,027

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 95,700 shares issued and 95,579 shares outstanding as of June 30, 2020; 94,972 shares issued and 94,851 shares outstanding as of December 31, 2019	10	9
Treasury stock	(441)	(441)
Additional paid-in capital	376,944	374,525
Accumulated deficit	(297,365)	(286,066)
Accumulated other comprehensive income	361	410
Total stockholders’ equity	79,509	88,437
Total liabilities and stockholders’ equity	$162,945	$161,464
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$47,638	$52,358	$97,752	$107,869
Cost of revenue	34,645	38,349	70,205	77,825
Gross profit	12,993	14,009	27,547	30,044
Operating expenses:
Sales and marketing	6,142	7,486	13,410	15,435
Research and development	1,516	1,274	2,697	2,537
General and administrative	10,619	10,970	21,307	21,952
Restructuring and other related costs	236	148	703	1,206
Total operating expenses	18,513	19,878	38,117	41,130
Loss from operations	(5,520)	(5,869)	(10,570)	(11,086)
Interest and other income (expense), net	324	(58)	(550)	(548)
Loss before provision for income taxes	(5,196)	(5,927)	(11,120)	(11,634)
Provision for income tax expense	(161)	(108)	(179)	(120)
Net loss	$(5,357)	$(6,035)	$(11,299)	$(11,754)
Net loss per common share:
Basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.13)
Weighted-average common shares outstanding:
Basic and diluted	95,369	93,712	95,169	93,315
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(5,357)	$(6,035)	$(11,299)	$(11,754)
Other comprehensive loss
Foreign currency translation adjustments	(547)	(260)	(49)	(184)
Other comprehensive loss	(547)	(260)	(49)	(184)
Comprehensive loss	$(5,904)	$(6,295)	$(11,348)	$(11,938)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	94,972	$9	(121)	$(441)	$374,525	$(286,066)	$410	$88,437
Net loss	—	—	—	—	—	(5,942)	—	(5,942)
Other comprehensive income	—	—	—	—	—	—	498	498
Stock-based compensation	—	—	—	—	1,066	—	—	1,066
Issuance of common stock, RSUs	178	1	—	—	(1)	—	—	—
Proceeds from the exercise of stock options and ESPP	112	—	—	—	76	—	—	76
Balance at March 31, 2020	95,262	$10	(121)	$(441)	$375,666	$(292,008)	$908	$84,135
Net loss	—	—	—	—	—	(5,357)	—	(5,357)
Other comprehensive loss	—	—	—	—	—	—	(547)	(547)
Stock-based compensation	—	—	—	—	1,278	—	—	1,278
Issuance of common stock, RSUs	438	—	—	—	—	—	—	—
Balance at June 30, 2020	95,700	$10	(121)	$(441)	$376,944	$(297,365)	$361	$79,509

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	92,895	$9	(121)	$(441)	$369,246	$(267,383)	$402	$101,833
Net loss	—	—	—	—	—	(5,719)	—	(5,719)
Other comprehensive income	—	—	—	—	—	—	76	76
Stock-based compensation	—	—	—	—	1,564	—	—	1,564
Issuance of common stock, RSUs	229	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	139	—	—	—	141	—	—	141
Balance at March 31, 2019	93,263	$9	(121)	$(441)	$370,951	$(273,102)	$478	$97,895
Net loss	—	—	—	—	—	(6,035)	—	(6,035)
Other comprehensive loss	—	—	—	—	—	—	(260)	(260)
Stock-based compensation	—	—	—	—	1,269	—	—	1,269
Issuance of common stock, RSUs	947	—	—	—	—	—	—	—
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2019	94,210	$9	(121)	$(441)	$372,201	$(279,137)	$218	$92,850
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,299)	$(11,754)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,819	6,994
Amortization of contract acquisition costs	515	868
Amortization of ROU assets	4,690	4,725
Stock-based compensation	2,320	2,806
Restructuring and other related costs	645	1,166
Other	35	38
Net changes in operating assets and liabilities:
Accounts receivable, net	1,704	11,328
Prepaid expenses and other assets	1,299	(898)
Contract acquisition costs	(129)	(249)
Accounts payable	(2,452)	(263)
Accrued compensation and benefits	(1,431)	(1,934)
Operating lease liabilities	(4,385)	(4,767)
Accrued expenses	(823)	(797)
Other liabilities	(578)	(546)
Net cash (used in) provided by operating activities	(3,070)	6,717
Cash flows from investing activities:
Purchases of property and equipment	(2,596)	(6,095)
Net cash used in investing activities	(2,596)	(6,095)
Cash flows from financing activities:
Repayment on finance lease obligations	(481)	(421)
Proceeds from Revolver	27,000	—
Repayment of Revolver	(7,000)	—
Proceeds from issuance of common stock	76	141
Payments related to minimum tax withholdings on RSU releases	—	(19)
Net cash provided by (used in) financing activities	19,595	(299)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(68)	(156)
Net change in cash and cash equivalents and restricted cash	13,861	167
Cash and cash equivalents and restricted cash, beginning of period	29,383	27,779
Cash and cash equivalents and restricted cash, end of period	$43,244	$27,946
Supplemental disclosures of cash flow information:
Cash paid for interest	$226	$136
Supplemental disclosures of non-cash activities:
Purchases of property and equipment accrued in accounts payable and accrued expenses	$71	$419
ROU assets obtained in exchange for new lease liabilities	$204	$10,420
Increase in operating lease liabilities related to the adoption of ASC 842	$—	$32,104
Increase in ROU assets related to the adoption of ASC 842	$—	$29,526
Decrease in prepaids and other assets related to the adoption of ASC 842	$—	$(749)
Decrease in other liabilities related to the adoption of ASC 842	$—	$(3,327)
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
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.
For a summary of commonly used industry terms and abbreviations used in this report, see Glossary of Terms located at the end of this report.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements include the accounts of ServiceSource International, Inc. and its wholly owned subsidiaries and have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information. All intercompany balances and transactions have been eliminated in consolidation. These financial statements do not include all the information required by GAAP for annual financial statements. The unaudited Consolidated Balance Sheet as of December 31, 2019 has been derived from the Company’s audited annual Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020. In the opinion of management, these Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. These Consolidated Financial Statements and accompanying notes should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2019, included in our annual report on Form 10-K. Interim results are not necessarily indicative of results for the entire year.
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amount of net revenue and expenses during the reporting period.
The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. The Company has considered the effects of the COVID-19 pandemic in determining its estimates. However, future events are difficult to predict and subject to change, especially with the risks and uncertainties related to the impact of the COVID-19 pandemic, which could cause estimates and judgments to require adjustment. Actual results and outcomes may differ from our estimates.
Reclassifications
Certain items on the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 have been reclassified to conform to the current year presentation. These reclassifications did not affect the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss or Consolidated Statements of Stockholders' Equity.

Government Assistance
During 2020, ServiceSource received a grant from the Singapore government pursuant to its Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. ServiceSource received approximately $0.4 million from the grant during the three and six months ended June 30, 2020 and is expected to receive an additional $0.7 million during the second half of 2020. Government grants are recognized in the Company's Consolidated Statements of Operations during the same period that the expenses related to the grant are incurred if there is reasonable assurance the grant will be received, and the Company has complied with any conditions attached to the grant.
New Accounting Standards Issued but Not yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued an ASU that amends the measurement of credit losses on financial instruments and requires measurement and recognition of expected versus incurred credit losses for financial assets held. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, with early adoption permitted. This standard will apply to the Company's accounts receivable and contract assets. Based on our current analysis, the Company does not expect the adoption to have a material impact on the Consolidated Financial Statements as credit losses from trade receivables have historically been insignificant. The Company will adopt this standard effective January 1, 2023.
Income Taxes
In December 2019, the FASB issued an ASU that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2020, with early adoption permitted. Based on our current analysis, the Company does not expect the adoption to have a material impact on the Consolidated Financial Statements. The Company will adopt this standard effective January 1, 2021.
Note 3 — Fair Value of Financial Instruments
The Company follows a three-tier fair value hierarchy, which is described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The following table presents the Company's cash and cash equivalents and restricted cash by significant investment category measured at fair value:

	June 30, 2020	December 31, 2019

	(in thousands)
Level 1:
Cash	$13,394	$9,142
Money market mutual funds	27,530	17,947
Cash and cash equivalents	$40,924	$27,089

Restricted cash	$2,320	$2,294

The Company did not have any other financial instruments or debt measured at fair value as of June 30, 2020 and 2019. There were no transfers between levels during the six months ended June 30, 2020 and 2019.
Note 4 — Debt
Revolving Line of Credit
In July 2018, the Company entered into a $40.0 million Revolver that allows it and the other Borrowers named therein to borrow against its domestic receivables as defined in the Credit Agreement. The Revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings.

During March 2020, the Company borrowed $27.0 million under the Revolver through a six-month Eurodollar borrowing at an effective interest rate of 3.07%. As of June 30, 2020, the Company repaid $7.0 million of the outstanding balance and converted the remaining $20.0 million of borrowings into a one-month Eurodollar borrowing at an effective interest rate of 2.18% maturing July 2020. An additional $6.5 million was available for borrowing under the Revolver as of June 30, 2020. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if our borrowing base decreases below our current amount outstanding during the term of the Eurodollar borrowing. Subsequent to June 30, 2020, the one-month $20.0 million Eurodollar borrowing was extended at an effective interest rate of 2.17% maturing August 2020.
The obligations under the Credit Agreement are secured by substantially all of the assets of the Borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has financial covenants which the Company was in compliance with as of June 30, 2020 and December 31, 2019.
Deferred Debt Issuance Costs and Interest Expense
Unamortized debt issuance costs related to the Revolver were $0.1 million as of June 30, 2020 and December 31, 2019.
Interest expense related to the amortization of debt issuance costs and interest expense associated with the Company's debt obligation was $0.2 million and $0.04 million for the three months ended June 30, 2020 and 2019, respectively and $0.3 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.
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
Supplemental income statement information related to leases was as follows:

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Operating lease cost	$2,924	$3,116	$6,031	$5,997

Finance lease cost:
Amortization of leased assets	163	171	351	322
Interest on lease liabilities	25	45	56	86
Total finance lease cost	188	216	407	408

Sublease income	(895)	(468)	(1,787)	(936)
Net lease cost	$2,217	$2,864	$4,651	$5,469

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Operating leases:
ROU assets	$31,736	$36,396

Operating lease liabilities	$10,550	$9,652
Operating lease liabilities, net of current portion	28,565	33,716
Total operating lease liabilities	$39,115	$43,368

Finance leases:
Property and equipment	$2,839	$3,480
Accumulated depreciation	(1,520)	(1,823)
Property and equipment, net	$1,319	$1,657

Other current liabilities	$786	$952
Other long-term liabilities	356	671
Total finance lease liabilities	$1,142	$1,623

Lease term and discount rate information was as follows:

	For the Six Months Ended June 30,
	2020	2019
Weighted-average remaining lease term (in years):
Operating lease	5.8	5.0
Finance lease	1.4	2.3
Weighted-average discount rate:
Operating lease	6.4%	6.5%
Finance lease	7.5%	8.2%

Maturities of lease liabilities were as follows as of June 30, 2020:

	Operating Leases	Operating Sublease	Finance Leases	Total

	(in thousands)
Remainder of 2020	$6,662	$(1,819)	$503	$5,346
2021	12,010	(2,631)	633	10,012
2022	8,515	(2,538)	64	6,041
2023	3,579	(623)	—	2,956
2024	2,635	—	—	2,635
Thereafter	13,702	—	—	13,702
Total lease payments	47,103	(7,611)	1,200	40,692
Less: interest	(7,952)	—	(58)	(8,010)
Less: tenant improvement reimbursements(1)	(36)	—	—	(36)
Total	$39,115	$(7,611)	$1,142	$32,646
(1) Relates to tenant improvement reimbursements incurred by the Company after lease commencement, but not received from landlord as of June 30, 2020.

Note 6 — Revenue Recognition
The following tables present the disaggregation of revenue from contracts with our clients:
Revenue by Performance Obligation

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Selling services	$46,545	$51,916	$95,718	$107,044
Professional services	1,093	442	2,034	825
Total revenue	$47,638	$52,358	$97,752	$107,869
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
NALA	$27,558	$29,595	$56,031	$62,796
EMEA	12,846	13,418	26,853	27,054
APJ	7,234	9,345	14,868	18,019
Total revenue	$47,638	$52,358	$97,752	$107,869
Revenue by Contract Pricing

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Variable consideration	$33,813	$33,530	$70,179	$69,312
Fixed consideration	13,825	18,828	27,573	38,557
Total revenue	$47,638	$52,358	$97,752	$107,869

Contract Balances
As of June 30, 2020 and December 31, 2019, contract asset balances were insignificant and as of June 30, 2020 and December 31, 2019, contract liability balances totaled $0.6 million and $0.8 million, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2020, assuming none of the Company’s current contracts with fixed consideration are renewed, we estimate receiving approximately $40.6 million in future selling services fixed consideration and recognizing approximately $0.9 million in professional services fixed consideration through the remainder of 2020.
Contract Acquisition Costs
As of June 30, 2020 and December 31, 2019, capitalized contract acquisition costs were $1.2 million and $1.6 million, respectively. The Company recorded amortization expense related to capitalized contract acquisition costs of $0.2 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.
Impairment recognized on contract costs was insignificant for the three and six months ended June 30, 2020 and 2019.

Note 7 — Stock-Based Compensation
2020 Equity Incentive Plan
The 2020 Plan was approved by the Company’s stockholders on May 14, 2020 and expires March 4, 2025. The 2020 Plan provides for a reserve of 6,200,000 shares of the Company's common stock that may be issued pursuant to awards under the 2020 Plan. Permitted awards include, but are not limited to, options, stock appreciation rights, restricted stock units, performance stock units and other cash and stock-based awards.
On May 14, 2020, following the approval of the 2020 Plan, the Company’s board of directors terminated the 2011 Plan with the effect that no additional awards may be issued under the 2011 Plan and all outstanding awards under the 2011 Plan shall continue on and be unaffected by the termination of the 2011 Plan.
2020 PSU Awards
During May 2020, the Company granted PSUs to certain executives under the 2011 Plan. The aggregate target number of shares subject to vest under these awards is 0.9 million, with an aggregate grant date fair value of $1.2 million. The number of shares ultimately received related to these awards ranges from 0% to 150% of the participant's target award depending on the Company's achievement of specified adjusted EBITDA and net bookings targets over a two-year performance period and will vest on the third anniversary of the grant date.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company's Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$90	$129	$135	$288
Sales and marketing	444	429	821	872
Research and development	1	18	19	12
General and administrative	740	660	1,345	1,634
Total stock-based compensation	$1,275	$1,236	$2,320	$2,806

The above table does not include capitalized stock-based compensation related to internal-use software that was insignificant for the three and six months ended June 30, 2020 and 2019.
Stock Awards
A summary of the Company's stock option activity and related information was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2019	4,146	$2.16		$1,580
Granted	20	$1.32
Expired and/or forfeited	(160)	$3.88
Outstanding as of June 30, 2020	4,006	$2.09	7.56	$1,281
Exercisable as of June 30, 2020	2,265	$2.77	6.76	$519

The weighted-average fair value of options granted during the six months ended June 30, 2020 and 2019 was $0.63 and $0.51, respectively. As of June 30, 2020, there was $1.0 million of unrecognized compensation expense related to previously granted stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the Company's RSU and PSU activity and related information was as follows:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of December 31, 2019	5,305	$1.88
Granted	2,664	$1.36
Vested	(616)	$3.23
Forfeited	(467)	$1.89
Non-vested as of June 30, 2020	6,886	$1.56

As of June 30, 2020, there was $8.2 million of unrecognized compensation expense related to previously granted RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options, unvested RSUs and PSUs shares to be purchased under our ESPP. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 5.2 million and 7.6 million shares for the three months ended June 30, 2020 and 2019, respectively, and 4.3 million and 8.9 million shares for the six months ended June 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive.
Note 8 — Restructuring and Other Related Costs
The Company has undergone restructuring efforts to better align its cost structure with its business and market conditions. These restructuring efforts include severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans and future cash outlays are recorded in "Accrued expenses", "Accrued compensation and benefits" and "Other long-term liabilities" in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.
During 2019, the Company announced a restructuring effort resulting in a reduction of headcount and office lease costs. The Company recognized charges related to this restructuring effort of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company expects to incur nominal costs related to this restructuring through the remainder of 2020.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the 2019 restructuring effort:

	Severance and Other Employee Costs	Lease Termination Costs	Total
	(in thousands)
Balance as of January 1, 2019	$—	$—	$—
Restructuring and other related costs	1,806	123	1,929
Cash paid	(1,624)	(123)	(1,747)
Balance as of December 31, 2019	182	—	182
Restructuring and other related costs	703	—	703
Cash paid	(854)	—	(854)
Change in estimates and non-cash charges	(19)	—	(19)
Balance as of June 30, 2020	$12	$—	$12

In May 2017, the Company announced a restructuring effort resulting in a headcount reduction and the reduction of office space in four locations. The Company does not expect to incur additional restructuring charges related to the May 2017 restructuring as of June 30, 2020.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the May 2017 restructuring effort:

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total

	(in thousands)
Balance as of January 1, 2017	$—	$—	$—	$—
Restructuring and other related costs	3,483	2,939	886	7,308
Cash paid	(3,060)	(1,185)	—	(4,245)
Change in estimates and non-cash charges	—	—	(886)	(886)
Acceleration of stock-based compensation expense in additional paid-in capital	(352)	—	—	(352)
Balance as of December 31, 2017	71	1,754	—	1,825
Restructuring and other related costs	120	89	—	209
Cash paid	(188)	(1,133)	—	(1,321)
Change in estimates and non-cash charges	(3)	252	—	249
Balance as of December 31, 2018	—	962	—	962
Cash paid	—	(183)	—	(183)
Change in estimates and non-cash charges	—	(63)	—	(63)
Balance as of December 31, 2019	—	716	—	716
Cash paid	—	(84)	—	(84)
Change in estimates and non-cash charges	—	(39)	—	(39)
Balance as of June 30, 2020	$—	$593	$—	$593

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
The gross amount of the Company’s unrecognized tax benefits was $1.0 million as of June 30, 2020 and December 31, 2019, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three and six months ended June 30, 2020 and 2019, interest and penalties recognized were insignificant.
Note 10 — Commitments and Contingencies
Letters of Credit
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.

Non-cancelable Service Contract Commitments
Future minimum payments under non-cancelable service contract commitments were as follows:

June 30, 2020
(in thousands)
Remainder of 2020	$4,418
2021	10,200
2022	9,122
2023	7,450
2024	821
Thereafter	—
Total	$32,011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto which appear elsewhere in this quarterly report on Form 10-Q.
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believe,” “project,” "target," "forecast", “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and variations of such words or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those identified elsewhere in this report, including the risks and uncertainties related to the impact and duration of the COVID-19 pandemic, as well as those discussed in the sections of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020 entitled “Forward Looking Statements” and “Risk Factors”, in the section of our Quarterly Report on Form 10-Q for the period ended March 31, 2020 filed with the SEC on April 30, 2020 entitled “Risk Factors”, and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by applicable law.
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
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.
For a summary of commonly used industry terms and abbreviations used in this report, see Glossary of Terms located at the end of this report.
Impact of the COVID-19 Pandemic
With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, we created a dedicated crisis team to proactively implement our business continuity plans.  By March 19, 2020, more than 95% of our employees had moved from an in-office to a work-from-home environment and as of April 1, 2020, we transitioned to a 100% virtual operating model, which includes virtual sourcing, hiring, and onboarding for new employees as well as a process for driving performance and culture in a virtual environment. As a result of the implementation of these business continuity measures, we have not experienced material disruptions in our operations.
We believe we have sufficient liquidity on hand to continue business operations during this volatile period. As of June 30, 2020, we had total available liquidity of $47.4 million consisting of cash on hand and our Revolver. See "Liquidity and Capital Resources" for additional information.
Although there was no material adverse impact on the results of operations for the first half of 2020 as a result of COVID-19, the full impact of the pandemic remains to be seen. By way of example, we have seen some instances of delays in responsiveness from our clients’ customers and end users on making purchasing or renewal decisions and customer payments, but on the other hand, we have seen some clients experience heightened levels of demand for their products and services. We have incurred and expect to continue to incur costs directly related to the COVID-19 pandemic such as costs for enhanced cleaning of our facilities, investing capital to allow our employees to function in our virtual, work-from-home operating model and increased paid time off costs resulting from employees taking less paid time off. However, we are also benefiting from decreases in certain costs related to our facilities and reduced travel and entertainment costs. We do not currently anticipate that these items will have a material adverse impact on our overall business and financial results.

During 2020, ServiceSource received a grant from the Singapore government pursuant to its Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic.  ServiceSource received approximately $0.4 million from the grant during the three and six months ended June 30, 2020 and is expected to receive an additional $0.7 million during the second half of 2020.
The situation surrounding COVID-19 remains fluid and the potential for a negative impact on our financial condition and results of operations increases the longer the virus impacts the economic activity in the U.S. and globally. See Part II, Item 1A - “Risk Factors” for additional information.
Key Financial Results for the Three Months Ended June 30, 2020

•	GAAP revenue was $47.6 million compared with $52.4 million reported for the same period in 2019.

•	GAAP net loss was $5.4 million or $0.06 per diluted share, compared with GAAP net loss of $6.0 million or $0.06 per diluted share reported for the same period in 2019.

•
Adjusted EBITDA, a non-GAAP financial measure, was negative $0.4 million compared with negative $0.5 million reported for the same period in 2019. See “Non-GAAP Financial Measurements” below for a reconciliation of Adjusted EBITDA from net loss.

•	Ended the quarter with $43.2 million of cash and cash equivalents and restricted cash and $20.0 million of borrowings under the Company’s $40.0 million Revolver.
Results of Operations
For the Three Months Ended June 30, 2020 Compared to the Same Period Ended June 30, 2019
Net Revenue, Cost of Revenue and Gross Profit
Net revenue is primarily attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We also generate revenues from selling professional services. Historically, we earned a small percentage of our total revenue from the sale of subscriptions to our cloud-based applications.
Cost of revenue includes employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated expenses which consist of depreciation, amortization of internally developed software, facility and technology costs.

	For the Three Months Ended June 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$47,638	100%	$52,358	100%	$(4,720)	(9)%
Cost of revenue	34,645	73%	38,349	73%	(3,704)	(10)%
Gross profit	$12,993	27%	$14,009	27%	$(1,016)	(7)%
Net revenue decreased $4.7 million, or 9%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to client churn and lower bookings.
Cost of revenue decreased $3.7 million, or 10%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to the following:

•
$2.5 million decrease in employee related costs associated with a reduction in headcount, the receipt of the Singapore government grant and lower travel and entertainment expenditures, partially offset by increased paid time off costs resulting from employees taking less paid time off during the global pandemic;

•	$1.0 million decrease in facility related costs primarily related to sublease income, reduced headcount and transitioning to a work-from-home operating model; and

•	$0.4 million decrease in information technology costs due to lower headcount; partially offset by

•	$0.3 million increase in depreciation and amortization expense.

Operating Expenses

	For the Three Months Ended June 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$6,142	13%	$7,486	14%	$(1,344)	(18)%
Research and development	1,516	3%	1,274	2%	242	19%
General and administrative	10,619	22%	10,970	21%	(351)	(3)%
Restructuring and other related costs	236	—%	148	—%	88	59%
Total operating expenses	$18,513	39%	$19,878	38%	$(1,365)	(7)%
Sales and Marketing
Sales and marketing expenses primarily consist of compensation expense and sales commissions to our sales and marketing employees, amortization of contract acquisition costs, marketing programs and events, as well as allocated expenses, which consist of depreciation, amortization of internally developed software, facility and technology costs.
Sales and marketing expenses decreased $1.3 million, or 18%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a $0.9 million decrease in employee related costs associated with lower bookings and lower travel and entertainment expenditures and a $0.2 million decrease in facility related costs related to sublease income and transitioning to a work-from-home operating model.
Research and Development
Research and development expenses primarily consist of employee compensation expense.
Research and development expenses increased $0.2 million, or 19%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a $0.4 million increase due to a reduction in third party capitalizable software development costs, partially offset by a $0.2 million decrease in facility related costs related to sublease income and transitioning to a work-from-home operating model.
General and Administrative
General and administrative expenses primarily consist of employee compensation expense for our executive, human resources, finance and legal functions and expenses for professional fees for accounting, tax and legal services, as well as allocated expenses, which consist of depreciation, amortization of internally developed software, facility and technology costs.
General and administrative expenses decreased $0.4 million, or 3%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to the following:

•	$0.6 million decrease in depreciation and amortization expense; and

•	$0.3 million decrease in professional fees; partially offset by

•	$0.6 million increase in information technology support and other operating costs.
Restructuring and Other Related Costs
Restructuring and other related costs consist primarily of employees’ severance payments and related employee benefits, related legal fees and charges related to lease termination costs.
Restructuring and other related costs increased $0.1 million, or 59% for the three months ended June 30, 2020 compared to the same period in 2019, due to timing of headcount reductions related to the 2019 restructuring effort that resulted in a reduction of headcount and office lease costs.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists of interest expense associated with our Revolver, imputed interest from finance lease payments, interest income earned on our cash and cash equivalents, amortization of debt issuance costs and foreign exchange gains and losses.

	For the Three Months Ended June 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(235)	—%	$(120)	—%	$(115)	(96)%
Other income, net	$559	1%	$62	—%	$497	*
* Not considered meaningful.
Interest expense increased $0.1 million, or 96%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to borrowings on the Company's Revolver during 2020.
Other income, net increased $0.5 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to foreign currency fluctuations.
Provision for Income Tax Expense

	For the Three Months Ended June 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(161)	—%	$(108)	—%	$(53)	(49)%
Provision for income tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax expense increased for the three months ended June 30, 2020 compared to the same period in 2019, due to an increase in profitable operations in certain foreign jurisdictions.
For the Six Months Ended June 30, 2020 Compared to the Same Period Ended June 30, 2019
Net Revenue, Cost of Revenue and Gross Profit

	For the Six Months Ended June 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$97,752	100%	$107,869	100%	$(10,117)	(9)%
Cost of revenue	70,205	72%	77,825	72%	(7,620)	(10)%
Gross profit	$27,547	28%	$30,044	28%	$(2,497)	(8)%
Net revenue decreased $10.1 million, or 9%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to client churn and lower bookings.
Cost of revenue decreased $7.6 million, or 10%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the following:

•
$5.6 million decrease in employee related costs associated with a reduction in headcount, the receipt of the Singapore government grant and lower travel and entertainment expenditures, partially offset by increased paid time off costs resulting from employees taking less paid time off during the global pandemic;

•	$1.9 million decrease in facility related costs primarily related to sublease income, reduced headcount and transitioning to a work-from-home operating model; and

•	$0.7 million decrease in information technology costs due to lower headcount; partially offset by

•	$0.6 million increase in depreciation and amortization expense.

Operating Expenses

	For the Six Months Ended June 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$13,410	14%	$15,435	14%	$(2,025)	(13)%
Research and development	2,697	3%	2,537	2%	160	6%
General and administrative	21,307	22%	21,952	20%	(645)	(3)%
Restructuring and other related costs	703	1%	1,206	1%	(503)	(42)%
Total operating expenses	$38,117	39%	$41,130	38%	$(3,013)	(7)%
Sales and Marketing
Sales and marketing expenses decreased $2.0 million, or 13%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a $1.5 million decrease in employee related costs associated with lower bookings and lower travel and entertainment expenditures and a $0.2 million decrease in facility related costs related to sublease income and transitioning to a work-from-home operating model.
Research and Development
Research and development expenses increased $0.2 million, or 6%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to $0.4 million increase due to a reduction in third party capitalizable software development costs, partially offset by a $0.2 million decrease in facility related costs related to sublease income and transitioning to a work-from-home operating model.
General and Administrative
General and administrative expenses decreased $0.6 million, or 3%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the following:

•	$0.8 million decrease in depreciation and amortization expense;

•
$0.4 million decrease in employee related costs primarily due to lower travel and entertainment expenditures and recruiting costs, partially offset by merit increases and increased paid time off costs resulting from employees taking less paid time off during the global pandemic; and

•	$0.4 million decrease in professional fees; partially offset by

•	$1.0 million increase in information technology support and other operating costs.
Restructuring and Other Related Costs
Restructuring and other related costs decreased $0.5 million, or 42% for the six months ended June 30, 2020 compared to the same period in 2019, due to decreased costs incurred related to the 2019 restructuring effort that resulted in a reduction of headcount and office lease costs.
Interest and Other Income (Expense), Net

	For the Six Months Ended June 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(316)	—%	$(212)	—%	$(104)	(49)%
Other expense, net	$(234)	—%	$(336)	—%	$102	30%
Interest expense increased $0.1 million, or 49%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to borrowings on the Company’s Revolver during 2020.
Other expense, net decreased $0.1 million, or 30%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to foreign currency fluctuations.

Provision for Income Tax Expense

	For the Six Months Ended June 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(179)	—%	$(120)	—%	$(59)	(49)%
Provision for income tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax expense increased for the six months ended June 30, 2020 compared to the same period in 2019, due to an increase in profitable operations in certain foreign jurisdictions.
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
We have considered the effects of the COVID-19 pandemic, including customer purchasing and renewal decisions and any delay in customer payments, in our assessment of the sufficiency of our liquidity and capital resources. We will continue to monitor our financial position as pandemic-related challenges develop over time.
As of June 30, 2020, we had cash and cash equivalents of $40.9 million, which primarily consisted of demand deposits and money market mutual funds. Included in cash and cash equivalents was $8.0 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of June 30, 2020, the Company had no unremitted earnings from our foreign subsidiaries.
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
During March 2020, the Company borrowed $27.0 million under the Revolver through a six-month Eurodollar borrowing at an effective interest rate of 3.07%. As of June 30, 2020, the Company repaid $7.0 million of the outstanding balance and converted the remaining $20.0 million of borrowings into a one-month Eurodollar borrowing at an effective interest rate of 2.18% maturing July 2020. An additional $6.5 million was available for borrowing under the Revolver as of June 30, 2020. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if our borrowing base decreases below our current amount outstanding during the term of the Eurodollar borrowing. Subsequent to June 30, 2020, the one-month $20.0 million Eurodollar borrowing was extended at an effective interest rate of 2.17% and maturing August 2020. Proceeds from the Revolver are used for working capital and general corporate purposes.
Obligations under the Credit Agreement are secured by substantially all of the assets of the Borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company's subsidiaries. The Revolver has financial covenants which the Company was in compliance with as of June 30, 2020 and December 31, 2019.
Letters of Credit and Restricted Cash
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.

Cash Flows
The following table presents a summary of our cash flows:

	For the Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash (used in) provided by operating activities	$(3,070)	$6,717
Net cash used in investing activities	(2,596)	(6,095)
Net cash provided by (used in) financing activities	19,595	(299)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(68)	(156)
Net change in cash and cash equivalents and restricted cash	$13,861	$167
Depreciation and amortization expense were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Internally developed software amortization	$1,849	$1,407	$3,614	$2,666
Property and equipment depreciation	1,574	2,302	3,205	4,328
Total depreciation and amortization	$3,423	$3,709	$6,819	$6,994
Operating Activities
Net cash used in operating activities increased $9.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily as a result of decreased cash collections from customers during the current period compared to the prior period and a decrease in earnings, partially offset by lower cash payments made during the current period compared to the prior period related to operating costs accrued for previously.
Investing Activities
Net cash used in investing activities decreased $3.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily as a result of a decrease in cash outflows related to the purchases of property and equipment during the six months ended June 30, 2020.
Financing Activities
Net cash provided by financing activities increased $19.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily as a result of $20.0 million in net cash inflows from borrowings on the Revolver during the six months ended June 30, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company's significant accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2019. These policies were followed in preparing the Consolidated Financial Statements for the three and six months ended June 30, 2020 and are consistent with the year ended December 31, 2019.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

Non-GAAP Financial Measurements
ServiceSource believes net income (loss), as defined by GAAP, is the most appropriate financial measure of our operating performance; however, ServiceSource considers Adjusted EBITDA to be useful supplemental, non-GAAP financial measure of our operating performance. We believe Adjusted EBITDA can assist investors in understanding and assessing our operating performance on a consistent basis, as it removes the impact of the Company's capital structure and other non-cash or non-recurring items from operating results and provides an additional tool to compare ServiceSource's financial results with other companies in the industry, many of which present similar non-GAAP financial measures.
EBITDA consists of net income (loss) plus provision for income tax expense (benefit), interest and other expense (income), net and depreciation and amortization. Adjusted EBITDA consists of EBITDA plus stock-based compensation, restructuring and other related costs and amortization of contract acquisition costs related to the initial adoption of ASC 606.
This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The following table presents the reconciliation of "Net Loss" to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net loss	$(5,357)	$(6,035)	$(11,299)	$(11,754)
Provision for income tax expense	161	108	179	120
Interest and other (income) expense, net	(324)	58	550	548
Depreciation and amortization	3,423	3,709	6,819	6,994
EBITDA	(2,097)	(2,160)	(3,751)	(4,092)
Stock-based compensation	1,275	1,236	2,320	2,806
Restructuring and other related costs	236	148	703	1,206
Amortization of contract acquisition asset costs - ASC 606 initial adoption	162	255	380	512
Adjusted EBITDA	$(424)	$(521)	$(348)	$432
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies as defined by Item 10(f)(1) of Regulation S-K.
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

Changes in Internal Control Over Financial Reporting
We continue to monitor the design and operating effectiveness of our internal controls for any effect resulting from the COVID-19 pandemic. There has not been any change in our internal control over financial reporting during the quarter covered by this report that materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
For a summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, see “Risk Factors” in Part 1I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q for the period ended March 31, 2020. Except as provided below, there have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the period ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1+	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by the Company on June 16, 2020)

10.2+*	2020 Performance Stock Unit Award Agreement

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

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
+ Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviations or acronyms	Definition
2011 Plan	2011 Equity Incentive Plan
2020 Plan	2020 Equity Incentive Plan
APJ	Asia Pacific-Japan
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASC 842	Accounting Standards Codification Topic 842, Leases
ASU	Accounting Standards Update
B2B	Business-to-business
BPaaS	Business Process-as-a-Service
Borrowers	ServiceSource International, Inc. and ServiceSource Delaware, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COVID-19	Coronavirus disease 2019
Credit Agreement	Revolving Loan Credit Agreement, dated as of July 30, 2018, among the Borrowers and Compass Bank, as Lender
EMEA	Europe, Middle East and Africa
ESPP	2011 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IoT	Internet of things
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NALA	North America and Latin America
PSU	Performance-based restricted stock unit
Revolver	Senior secured revolving line of credit
ROU	Right-of-use
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
U.S.	United States

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	July 29, 2020	By:	/s/ RICHARD G. WALKER
Richard G. Walker Chief Financial Officer and Director (Principal Financial and Accounting Officer)