Form 10-Q
period 2020-09-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2020-10-28
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐    No  ☒
As of October 23, 2020, 96,595,951 shares of common stock of ServiceSource International, Inc. were outstanding.

Item 1. Financial Statements (unaudited)

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, except per share and par value amounts)
(unaudited)
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$39,180	$27,089
Accounts receivable, net	33,366	41,754
Prepaid expenses and other	6,914	7,296
Total current assets	79,460	76,139

Property and equipment, net	31,319	36,149
ROU assets	31,733	36,396
Contract acquisition costs	995	1,602
Goodwill	6,334	6,334
Other assets	3,983	4,844
Total assets	$153,824	$161,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$993	$4,392
Accrued expenses	2,411	3,366
Accrued compensation and benefits	17,754	16,700
Revolver	15,000	—
Operating lease liabilities	10,741	9,652
Other current liabilities	1,085	2,218
Total current liabilities	47,984	36,328

Operating lease liabilities, net of current portion	28,129	33,716
Other long-term liabilities	2,313	2,983
Total liabilities	78,426	73,027

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 96,684 shares issued and 96,563 shares outstanding as of September 30, 2020; 94,972 shares issued and 94,851 shares outstanding as of December 31, 2019	10	9
Treasury stock	(441)	(441)
Additional paid-in capital	378,309	374,525
Accumulated deficit	(302,943)	(286,066)
Accumulated other comprehensive income	463	410
Total stockholders’ equity	75,398	88,437
Total liabilities and stockholders’ equity	$153,824	$161,464
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$45,790	$53,395	$143,542	$161,264
Cost of revenue	33,210	37,871	103,415	115,696
Gross profit	12,580	15,524	40,127	45,568
Operating expenses:
Sales and marketing	5,638	7,499	19,048	22,934
Research and development	1,489	1,165	4,186	3,702
General and administrative	10,537	10,129	31,844	32,081
Restructuring and other related costs	—	630	703	1,836
Total operating expenses	17,664	19,423	55,781	60,553
Loss from operations	(5,084)	(3,899)	(15,654)	(14,985)
Interest and other expense, net	(500)	(419)	(1,050)	(967)
Loss before provision for income taxes	(5,584)	(4,318)	(16,704)	(15,952)
Provision for income tax benefit (expense)	6	(119)	(173)	(239)
Net loss	$(5,578)	$(4,437)	$(16,877)	$(16,191)
Net loss per common share:
Basic and diluted	$(0.06)	$(0.05)	$(0.18)	$(0.17)
Weighted-average common shares outstanding:
Basic and diluted	95,963	94,228	95,437	93,637
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,578)	$(4,437)	$(16,877)	$(16,191)
Other comprehensive income (loss)
Foreign currency translation adjustments	102	73	53	(111)
Other comprehensive income (loss)	102	73	53	(111)
Comprehensive loss	$(5,476)	$(4,364)	$(16,824)	$(16,302)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	94,972	$9	(121)	$(441)	$374,525	$(286,066)	$410	$88,437
Net loss	—	—	—	—	—	(5,942)	—	(5,942)
Other comprehensive income	—	—	—	—	—	—	498	498
Stock-based compensation	—	—	—	—	1,066	—	—	1,066
Issuance of common stock, RSUs	178	1	—	—	(1)	—	—	—
Proceeds from the exercise of stock options and ESPP	112	—	—	—	76	—	—	76
Balance at March 31, 2020	95,262	$10	(121)	$(441)	$375,666	$(292,008)	$908	$84,135
Net loss	—	—	—	—	—	(5,357)	—	(5,357)
Other comprehensive loss	—	—	—	—	—	—	(547)	(547)
Stock-based compensation	—	—	—	—	1,278	—	—	1,278
Issuance of common stock, RSUs	438	—	—	—	—	—	—	—
Balance at June 30, 2020	95,700	$10	(121)	$(441)	$376,944	$(297,365)	$361	$79,509
Net loss	—	—	—	—	—	(5,578)	—	(5,578)
Other comprehensive income	—	—	—	—	—	—	102	102
Stock-based compensation	—	—	—	—	1,282	—	—	1,282
Issuance of common stock, RSUs	877	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	107	—	—	—	83	—	—	83
Balance at September 30, 2020	96,684	$10	(121)	$(441)	$378,309	$(302,943)	$463	$75,398

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	92,895	$9	(121)	$(441)	$369,246	$(267,383)	$402	$101,833
Net loss	—	—	—	—	—	(5,719)	—	(5,719)
Other comprehensive income	—	—	—	—	—	—	76	76
Stock-based compensation	—	—	—	—	1,564	—	—	1,564
Issuance of common stock, RSUs	229	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	139	—	—	—	141	—	—	141
Balance at March 31, 2019	93,263	$9	(121)	$(441)	$370,951	$(273,102)	$478	$97,895
Net loss	—	—	—	—	—	(6,035)	—	(6,035)
Other comprehensive loss	—	—	—	—	—	—	(260)	(260)
Stock-based compensation	—	—	—	—	1,269	—	—	1,269
Issuance of common stock, RSUs	947	—	—	—	—	—	—	—
Net cash paid for payroll taxes on restricted stock unit releases	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2019	94,210	$9	(121)	$(441)	$372,201	$(279,137)	$218	$92,850
Net loss	—	—	—	—	—	(4,437)	—	(4,437)
Other comprehensive income	—	—	—	—	—	—	73	73
Stock-based compensation	—	—	—	—	1,203	—	—	1,203
Issuance of common stock, RSUs	265	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	124	—	—	—	82	—	—	82
Balance at September 30, 2019	94,599	$9	(121)	$(441)	$373,486	$(283,574)	$291	$89,771
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,877)	$(16,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,331	10,158
Amortization of contract acquisition costs	798	1,239
Amortization of ROU assets	7,255	7,222
Stock-based compensation	3,586	3,985
Restructuring and other related costs	633	1,785
Other	54	(200)
Net changes in operating assets and liabilities:
Accounts receivable, net	8,544	10,238
Prepaid expenses and other assets	1,226	507
Contract acquisition costs	(195)	(362)
Accounts payable	(3,597)	(365)
Accrued compensation and benefits	317	(1)
Operating lease liabilities	(7,299)	(6,949)
Accrued expenses	(831)	316
Other liabilities	(1,081)	(4,144)
Net cash provided by operating activities	2,864	7,238
Cash flows from investing activities:
Purchases of property and equipment	(5,124)	(9,243)
Net cash used in investing activities	(5,124)	(9,243)
Cash flows from financing activities:
Repayment on finance lease obligations	(730)	(666)
Proceeds from Revolver	27,000	—
Repayment of Revolver	(12,000)	—
Proceeds from issuance of common stock	159	223
Payments related to minimum tax withholdings on RSU releases	—	(19)
Net cash provided by (used in) financing activities	14,429	(462)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(52)	125
Net change in cash and cash equivalents and restricted cash	12,117	(2,342)
Cash and cash equivalents and restricted cash, beginning of period	29,383	27,779
Cash and cash equivalents and restricted cash, end of period	$41,500	$25,437
Supplemental disclosures of cash flow information:
Cash paid for interest	$408	$203
Supplemental disclosures of non-cash activities:
Purchases of property and equipment accrued in accounts payable and accrued expenses	$203	$1
ROU assets obtained in exchange for new lease liabilities	$2,271	$19,603
Increase in operating lease liabilities related to the adoption of ASC 842	$—	$32,104
Increase in ROU assets related to the adoption of ASC 842	$—	$29,526
Decrease in prepaids and other assets related to the adoption of ASC 842	$—	$(749)
Decrease in other liabilities related to the adoption of ASC 842	$—	$(3,327)
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
For a summary of commonly used industry terms and abbreviations used in this quarterly report on Form 10-Q, see the Glossary of Terms.
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
Reclassifications
Certain items on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 have been reclassified to conform to the current year presentation. These reclassifications did not affect the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss or Consolidated Statements of Stockholders' Equity.

Government Assistance
During 2020, ServiceSource received a grant from the Singapore government pursuant to its Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. ServiceSource received approximately $0.5 million and $0.9 million from the grant during the three and nine months ended September 30, 2020 and is expected to receive an additional $0.4 million through July 2021. Government grants are recognized in the Company's Consolidated Statements of Operations during the same period that the expenses related to the grant are incurred if there is reasonable assurance the grant will be received, and the Company has complied with any conditions attached to the grant.
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
The following table presents the Company's cash and cash equivalents and restricted cash by significant investment category measured at fair value:

	September 30, 2020	December 31, 2019

	(in thousands)
Level 1:
Cash	$10,761	$9,142
Money market mutual funds	28,419	17,947
Cash and cash equivalents	$39,180	$27,089

Restricted cash	$2,320	$2,294
The Company did not have any other financial instruments or debt measured at fair value as of September 30, 2020 and December 31, 2019. There were no transfers between levels during the nine months ended September 30, 2020 and 2019.
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
As of September 30, 2020, the Company had $15.0 million of borrowings under the Revolver through a one-month Eurodollar borrowing at an effective interest rate of 2.15% maturing October 2020. An additional $14.0 million was available for borrowing under the Revolver as of September 30, 2020. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the Company's borrowing base decreases below the current amount outstanding during the term of the Eurodollar borrowing.

Subsequent to September 30, 2020, the one-month $15.0 million Eurodollar borrowing was extended at an effective interest rate of approximately 2.15% maturing November 2020.
The obligations under the Credit Agreement are secured by substantially all the assets of the Borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has financial covenants which the Company was in compliance with as of September 30, 2020 and December 31, 2019.
Deferred Debt Issuance Costs and Interest Expense
Unamortized debt issuance costs related to the Revolver were $0.1 million as of September 30, 2020 and December 31, 2019.
Interest expense related to the amortization of debt issuance costs and interest expense associated with the Company's debt obligation was $0.1 million and $0.04 million for the three months ended September 30, 2020 and 2019, respectively and $0.4 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.
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
During 2020, the Company entered into a 22 month sublease agreement with a third-party for one floor of its Manila office space through October 2021, extended its lease for two of its five floors in the Kuala Lumpur office space through December 2023, and extended its lease for one of its three floors in the Sofia office space through February 2026. The Company recognizes rent expense and sublease income on a straight-line basis over the lease period and accrues for rent expense and sublease income incurred but not paid.
Supplemental income statement information related to leases was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Operating lease cost	$3,090	$2,897	$9,121	$8,894

Finance lease cost:
Amortization of leased assets	213	164	564	486
Interest on lease liabilities	19	41	75	127
Total finance lease cost	232	205	639	613

Sublease income	(905)	(602)	(2,692)	(1,538)
Net lease cost	$2,417	$2,500	$7,068	$7,969

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
Operating leases:
ROU assets	$31,733	$36,396

Operating lease liabilities	$10,741	$9,652
Operating lease liabilities, net of current portion	28,129	33,716
Total operating lease liabilities	$38,870	$43,368

Finance leases:
Property and equipment	$2,858	$3,480
Accumulated depreciation	(1,766)	(1,823)
Property and equipment, net	$1,092	$1,657

Other current liabilities	$707	$952
Other long-term liabilities	186	671
Total finance lease liabilities	$893	$1,623
Lease term and discount rate information was as follows:

	For the Nine Months Ended September 30,
	2020	2019
Weighted-average remaining lease term (in years):
Operating lease	5.7	5.9
Finance lease	1.2	2.0
Weighted-average discount rate:
Operating lease	6.2%	6.5%
Finance lease	7.0%	8.1%
Maturities of lease liabilities were as follows as of September 30, 2020:

	Operating Leases	Operating Sublease	Finance Leases	Total

	(in thousands)
Remainder of 2020	$3,442	$(919)	$235	$2,758
2021	12,594	(3,552)	633	9,675
2022	9,168	(2,538)	64	6,694
2023	4,221	(623)	—	3,598
2024	2,928	—	—	2,928
Thereafter	14,243	—	—	14,243
Total lease payments	46,596	(7,632)	932	39,896
Less: interest	(7,690)	—	(39)	(7,729)
Less: tenant improvement reimbursements(1)	(36)	—	—	(36)
Total	$38,870	$(7,632)	$893	$32,131
(1) Relates to tenant improvement reimbursements incurred by the Company after lease commencement, but not received from the landlord as of September 30, 2020.

Note 6 — Revenue Recognition
The following tables present the disaggregation of revenue from contracts with our clients:
Revenue by Performance Obligation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Selling services	$44,840	$52,663	$140,558	$159,707
Professional services	950	732	2,984	1,557
Total revenue	$45,790	$53,395	$143,542	$161,264
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
NALA	$27,204	$32,153	$83,235	$94,949
EMEA	11,984	12,918	38,837	39,972
APJ	6,602	8,324	21,470	26,343
Total revenue	$45,790	$53,395	$143,542	$161,264
Revenue by Contract Pricing

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Variable consideration	$33,188	$37,577	$103,367	$106,889
Fixed consideration	12,602	15,818	40,175	54,375
Total revenue	$45,790	$53,395	$143,542	$161,264
Contract Balances
As of September 30, 2020 and December 31, 2019, contract asset balances were insignificant and as of September 30, 2020 and December 31, 2019, contract liability balances totaled $0.3 million and $0.8 million, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2020, assuming none of the Company’s current contracts with fixed consideration are renewed, the Company estimates receiving approximately $40.3 million in future selling services fixed consideration and approximately $0.5 million in professional services fixed consideration.
Contract Acquisition Costs
As of September 30, 2020 and December 31, 2019, capitalized contract acquisition costs were $1.0 million and $1.6 million, respectively. The Company recorded amortization expense related to capitalized contract acquisition costs of $0.3 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Impairment recognized on contract costs was insignificant for the three and nine months ended September 30, 2020 and 2019.

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
2020 PSU Awards
During May 2020 and prior to expiration of the 2011 Plan, the Company granted PSUs to certain executives under the 2011 Plan. The aggregate target number of shares subject to these awards is 0.9 million, with an aggregate grant date fair value of $1.2 million. The number of shares ultimately received related to these awards ranges from 0% to 150% of the participant's target award depending on the Company's achievement of specified Adjusted EBITDA and net bookings targets over a two-year performance period and will vest on the third anniversary of the grant date.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company's Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$110	$126	$245	$414
Sales and marketing	200	518	1,021	1,390
Research and development	14	12	33	24
General and administrative	942	523	2,287	2,157
Total stock-based compensation	$1,266	$1,179	$3,586	$3,985
The above table does not include capitalized stock-based compensation related to internal-use software that was insignificant for the three and nine months ended September 30, 2020 and 2019.
Stock Awards
A summary of the Company's stock option activity and related information was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2019	4,146	$2.16		$1,580
Granted	20	$1.32
Expired and/or forfeited	(609)	$3.13
Outstanding as of September 30, 2020	3,557	$1.99	7.08	$866
Exercisable as of September 30, 2020	2,470	$2.33	6.50	$501
The weighted-average fair value of options granted during the nine months ended September 30, 2020 and 2019 was $0.63 and $0.47, respectively. As of September 30, 2020, there was $0.6 million of unrecognized compensation expense related to previously granted stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the Company's RSU and PSU activity and related information was as follows:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of December 31, 2019	5,305	$1.88
Granted	5,602	$1.43
Vested	(1,493)	$2.09
Forfeited	(1,180)	$1.86
Non-vested as of September 30, 2020	8,234	$1.54
As of September 30, 2020, there was $10.3 million of unrecognized compensation expense related to previously granted RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.2 years.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options, unvested RSUs and PSUs, and shares to be purchased under our ESPP. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 3.2 million and 7.9 million shares for the three months ended September 30, 2020 and 2019, respectively, and 4.1 million and 8.4 million shares for the nine months ended September 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive.
Note 8 — Restructuring and Other Related Costs
The Company has undergone restructuring efforts to better align its cost structure with its business and market conditions. These restructuring efforts include severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans and future cash outlays are recorded in "Accrued expenses" and "Other long-term liabilities" in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.
During 2019, the Company announced a restructuring effort resulting in a reduction of headcount and office lease costs. The Company recognized charges related to this restructuring effort of $0.7 million for the nine months ended September 30, 2020 and $0.6 million and $1.8 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the Company does not expect to incur additional restructuring charges related to the 2019 restructuring.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the 2019 restructuring effort:

	Severance and Other Employee Costs	Lease Termination Costs	Total
		(in thousands)
Balance as of January 1, 2019	$—	$—	$—
Restructuring and other related costs	1,806	123	1,929
Cash paid	(1,624)	(123)	(1,747)
Balance as of December 31, 2019	182	—	182
Restructuring and other related costs	703	—	703
Cash paid	(866)	—	(866)
Change in estimates and non-cash charges	(19)	—	(19)
Balance as of September 30, 2020	$—	$—	$—
In May 2017, the Company announced a restructuring effort resulting in a headcount reduction and the reduction of office space in four locations. As of September 30, 2020, the Company does not expect to incur additional restructuring charges related to the May 2017 restructuring.

The following table presents a reconciliation of the beginning and ending fair value liability balance related to the May 2017 restructuring effort:

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total

	(in thousands)
Balance as of January 1, 2017	$—	$—	$—	$—
Restructuring and other related costs	3,483	2,939	886	7,308
Cash paid	(3,060)	(1,185)	—	(4,245)
Change in estimates and non-cash charges	—	—	(886)	(886)
Acceleration of stock-based compensation expense in additional paid-in capital	(352)	—	—	(352)
Balance as of December 31, 2017	71	1,754	—	1,825
Restructuring and other related costs	120	89	—	209
Cash paid	(188)	(1,133)	—	(1,321)
Change in estimates and non-cash charges	(3)	252	—	249
Balance as of December 31, 2018	—	962	—	962
Cash paid	—	(183)	—	(183)
Change in estimates and non-cash charges	—	(63)	—	(63)
Balance as of December 31, 2019	—	716	—	716
Cash paid	—	(133)	—	(133)
Change in estimates and non-cash charges	—	(51)	—	(51)
Balance as of September 30, 2020	$—	$532	$—	$532
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
The gross amount of the Company’s unrecognized tax benefits was $1.0 million as of September 30, 2020 and December 31, 2019, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three and nine months ended September 30, 2020 and 2019, interest and penalties recognized were insignificant.
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

Non-cancelable Service Contract Commitments
Future minimum payments under non-cancelable service contract commitments were as follows:

September 30, 2020
(in thousands)
Remainder of 2020	$2,359
2021	10,385
2022	9,152
2023	7,446
2024	821
Thereafter	—
Total	$30,163

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
For a summary of commonly used industry terms and abbreviations used in this Form 10-Q, see the Glossary of Terms.
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
We believe we have sufficient liquidity on hand to continue business operations during this volatile period. As of September 30, 2020, we had total available liquidity of $53.2 million consisting of cash on hand and availability under our Revolver. See "Liquidity and Capital Resources" for additional information.
Although there was no material adverse impact on the results of operations for the three and nine months ended September 30, 2020 resulting from COVID-19, the full impact of the pandemic remains to be seen. By way of example, we have seen some instances of delays in responsiveness from our clients’ customers and end users on making purchasing or renewal decisions and customer payments, but on the other hand, we have seen some clients experience heightened levels of demand for their products and services. We have incurred and expect to continue to incur costs directly related to the COVID-19 pandemic such as costs for enhanced cleaning of our facilities, investing capital to allow our employees to function in our virtual, work-from-home operating model and increased paid time off costs resulting from employees taking less paid time off. However, we are benefiting and will continue to benefit from decreases in certain costs related to our facilities and reduced travel and entertainment costs with our virtual-first operating model. We do not currently anticipate that these items will have a material adverse impact on our overall business and financial results.

During 2020, ServiceSource received a grant from the Singapore government pursuant to its Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. ServiceSource received approximately $0.5 million and $0.9 million from the grant during the three and nine months ended September 30, 2020 and is expected to receive an additional $0.4 million through July 2021.
The situation surrounding COVID-19 remains fluid and the potential for a negative impact on our financial condition and results of operations increases the longer the virus impacts the economic activity in the U.S. and globally. See Part II, Item 1A - “Risk Factors” for additional information.
Key Financial Results for the Three Months Ended September 30, 2020
•GAAP revenue was $45.8 million compared with $53.4 million reported for the same period in 2019.
•GAAP net loss was $5.6 million or $0.06 per diluted share, compared with GAAP net loss of $4.4 million or $0.05 per diluted share reported for the same period in 2019.
•Adjusted EBITDA, a non-GAAP financial measure, was negative $0.2 million compared with positive $1.1 million reported for the same period in 2019. See “Non-GAAP Financial Measurements” below for a reconciliation of Adjusted EBITDA from net loss.
•Ended the quarter with $41.5 million of cash and cash equivalents and restricted cash and $15.0 million of borrowings under the Company’s $40.0 million Revolver.
Results of Operations
For the Three Months Ended September 30, 2020 Compared to the Same Period Ended September 30, 2019
Net Revenue, Cost of Revenue and Gross Profit
Net revenue is primarily attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We also generate revenues from selling professional services. Historically, we earned a small percentage of our total revenue from the sale of subscriptions to our cloud-based applications.
Cost of revenue includes employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated expenses which consist of depreciation, amortization of internally developed software, facility and technology costs.

	For the Three Months Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$45,790	100%	$53,395	100%	$(7,605)	(14)%
Cost of revenue	33,210	73%	37,871	71%	(4,661)	(12)%
Gross profit	$12,580	27%	$15,524	29%	$(2,944)	(19)%
Net revenue decreased $7.6 million, or 14%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to client churn and lower bookings.
Cost of revenue decreased $4.7 million, or 12%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to the following:
•$3.1 million decrease in employee related costs associated with a reduction in headcount, the receipt of the Singapore government grant and lower travel and entertainment expenditures;
•$1.1 million decrease in information technology costs due to an increase in capitalizable software development costs and lower headcount; and
•$0.7 million decrease in facility related costs primarily related to sublease income, reduced headcount and transitioning to a virtual-first operating model; partially offset by
•$0.3 million increase in depreciation and amortization expense.

Operating Expenses

	For the Three Months Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$5,638	12%	$7,499	14%	$(1,861)	(25)%
Research and development	1,489	3%	1,165	2%	324	28%
General and administrative	10,537	23%	10,129	19%	408	4%
Restructuring and other related costs	—	—%	630	1%	(630)	(100)%
Total operating expenses	$17,664	39%	$19,423	36%	$(1,759)	(9)%
Sales and Marketing
Sales and marketing expenses primarily consist of compensation expense and sales commissions to our sales and marketing employees, amortization of contract acquisition costs, marketing programs and events, as well as allocated expenses, which consist of depreciation, amortization of internally developed software, and facility and technology costs.
Sales and marketing expenses decreased $1.9 million, or 25%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a $1.5 million decrease in employee related costs associated with a reduction in headcount, lower bookings, and lower travel and entertainment expenditures, and a $0.2 million decrease in information technology and facility costs related to transitioning to a virtual-first operating model.
Research and Development
Research and development expenses primarily consist of employee compensation expense and allocated expenses, which consist of amortization of internally developed software, facility and technology costs.
Research and development expenses increased $0.3 million, or 28%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a $0.5 million reduction in third party capitalizable software development costs, partially offset by a $0.1 million decrease in information technology and facility costs related to transitioning to a virtual-first operating model.
General and Administrative
General and administrative expenses primarily consist of employee compensation expense for our executive, finance, human resources, and legal functions and expenses for professional fees for accounting, tax and legal services, as well as allocated expenses, which consist of depreciation, amortization of internally developed software, facility and technology costs.
General and administrative expenses increased $0.4 million, or 4%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to the following:
•$0.3 million increase due to the settlement of the legal contingency in 2019; and
•$0.2 million increase in professional fees; partially offset by
•$0.1 million decrease in information technology support and other operating costs.
Restructuring and Other Related Costs
Restructuring and other related costs consist primarily of employees’ severance payments and related employee benefits, related legal fees and charges related to lease termination costs.
Restructuring and other related costs decreased $0.6 million, or 100% for the three months ended September 30, 2020 compared to the same period in 2019, due to timing of headcount reductions related to the 2019 restructuring effort that resulted in a reduction of headcount and office lease costs.

Interest and Other Expense, Net
Interest and other expense, net consists of interest expense associated with our Revolver, imputed interest from finance lease payments, interest income earned on our cash and cash equivalents, amortization of debt issuance costs and foreign exchange gains and losses.

	For the Three Months Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(161)	—%	$(91)	—%	$(70)	(77)%
Other expense, net	$(339)	(1)%	$(328)	(1)%	$(11)	(3)%
* Not considered meaningful.
Interest expense increased $0.1 million, or 77%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to borrowings on the Company's Revolver during 2020.
Other expense, net increased 3% for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to foreign currency fluctuations.
Provision for Income Tax Expense

	For the Three Months Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax benefit (expense)	$6	—%	$(119)	—%	$125	105%
Provision for income tax benefit (expense) resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax decreased for the three months ended September 30, 2020 compared to the same period in 2019, due to a decrease in profitable operations in certain foreign jurisdictions.
For the Nine Months Ended September 30, 2020 Compared to the Same Period Ended September 30, 2019
Net Revenue, Cost of Revenue and Gross Profit

	For the Nine Months Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$143,542	100%	$161,264	100%	$(17,722)	(11)%
Cost of revenue	103,415	72%	115,696	72%	(12,281)	(11)%
Gross profit	$40,127	28%	$45,568	28%	$(5,441)	(12)%
Net revenue decreased $17.7 million, or 11%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to client churn and lower bookings.
Cost of revenue decreased $12.3 million, or 11%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the following:
•$8.7 million decrease in employee related costs associated with a reduction in headcount, the receipt of the Singapore government grant and lower travel and entertainment expenditures, partially offset by increased paid time off costs resulting from employees taking less paid time off during the global pandemic;
•$2.6 million decrease in facility related costs primarily related to sublease income, reduced headcount and transitioning to a virtual-first operating model; and
•$1.8 million decrease in information technology costs due to an increase in capitalizable software development costs and lower headcount; partially offset by
•$0.9 million increase in depreciation and amortization expense.

Operating Expenses

	For the Nine Months Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$19,048	13%	$22,934	14%	$(3,886)	(17)%
Research and development	4,186	3%	3,702	2%	484	13%
General and administrative	31,844	22%	32,081	20%	(237)	(1)%
Restructuring and other related costs	703	—%	1,836	1%	(1,133)	(62)%
Total operating expenses	$55,781	39%	$60,553	38%	$(4,772)	(8)%
Sales and Marketing
Sales and marketing expenses decreased $3.9 million, or 17%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a $3.1 million decrease in employee related costs associated with a reduction in headcount, lower bookings, and lower travel and entertainment expenditures, and a $0.5 million decrease in information technology and facility costs related to sublease income and transitioning to a virtual-first operating model.
Research and Development
Research and development expenses increased $0.5 million, or 13%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a $0.9 million reduction in third party capitalizable software development costs, partially offset by a $0.4 million decrease in information technology and facility costs related to sublease income and transitioning to a virtual-first operating model.
General and Administrative
General and administrative expenses decreased $0.2 million, or 1%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the following:
•$0.8 million decrease in depreciation and amortization expense;
•$0.5 million decrease in employee related costs primarily due to lower travel and entertainment expenditures and recruiting costs, partially offset by merit increases and increased paid time off costs resulting from employees taking less paid time off during the global pandemic; and
•$0.1 million decrease in professional fees; partially offset by
•$0.9 million increase in information technology support and facility costs due to lower headcount in cost of revenue; and
•$0.3 million increase due to the settlement of the legal contingency in 2019.
Restructuring and Other Related Costs
Restructuring and other related costs decreased $1.1 million, or 62% for the nine months ended September 30, 2020 compared to the same period in 2019, due to decreased costs incurred related to the 2019 restructuring effort that resulted in a reduction of headcount and office lease costs.
Interest and Other Expense, Net

	For the Nine Months Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(477)	—%	$(303)	—%	$(174)	(57)%
Other expense, net	$(573)	—%	$(664)	—%	$91	14%
Interest expense increased $0.2 million, or 57%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to borrowings on the Company’s Revolver during 2020.

Other expense, net decreased $0.1 million, or 14%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to foreign currency fluctuations.
Provision for Income Tax Expense

	For the Nine Months Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(173)	—%	$(239)	—%	$66	28%
Provision for income tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax expense decreased for the nine months ended September 30, 2020 compared to the same period in 2019, due to a decrease in profitable operations in certain foreign jurisdictions.
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
As of September 30, 2020, we had cash and cash equivalents of $39.2 million, which primarily consisted of demand deposits and money market mutual funds. Included in cash and cash equivalents was $7.3 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of September 30, 2020, the Company had no unremitted earnings from our foreign subsidiaries.
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
As of September 30, 2020 the Company had $15.0 million of borrowings under the Revolver through a one-month Eurodollar borrowing at an effective interest rate of 2.15% maturing October 2020. An additional $14.0 million was available for borrowing under the Revolver as of September 30, 2020. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the Company's borrowing base decreases below the current amount outstanding during the term of the Eurodollar borrowing.
Subsequent to September 30, 2020, the one-month $15.0 million Eurodollar borrowing was extended at an effective interest rate of approximately 2.15% maturing November 2020.
The obligations under the Credit Agreement are secured by substantially all the assets of the Borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has financial covenants which the Company was in compliance with as of September 30, 2020 and December 31, 2019.
Letters of Credit and Restricted Cash
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.

Cash Flows
The following table presents a summary of our cash flows:

	For the Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$2,864	$7,238
Net cash used in investing activities	(5,124)	(9,243)
Net cash provided by (used in) financing activities	14,429	(462)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(52)	125
Net change in cash and cash equivalents and restricted cash	$12,117	$(2,342)
Depreciation and amortization expense were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Internally developed software amortization	$1,983	$1,524	$5,597	$4,190
Property and equipment depreciation	1,529	1,640	4,734	5,968
Total depreciation and amortization	$3,512	$3,164	$10,331	$10,158
Operating Activities
Net cash provided by operating activities decreased $4.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily as a result of decreased revenue and higher cash payments during the current period compared to the prior period related to operating costs accrued for previously.
Investing Activities
Net cash used in investing activities decreased $4.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to decreased cash outflows from purchases of property and equipment during the nine months ended September 30, 2020.
Financing Activities
Net cash provided by financing activities increased $14.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily as a result of $15.0 million in net cash inflows from borrowings on the Revolver during the nine months ended September 30, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company's significant accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2019. These policies were followed in preparing the Consolidated Financial Statements for the three and nine months ended September 30, 2020 and are consistent with the year ended December 31, 2019.
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
EBITDA consists of net income (loss) plus provision for income tax expense (benefit), interest and other expense (income), net and depreciation and amortization. Adjusted EBITDA consists of EBITDA plus stock-based compensation, restructuring and other related costs, amortization of contract acquisition costs related to the initial adoption of ASC 606 and costs attributable to establishing a litigation reserve.
This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The following table presents the reconciliation of "Net Loss" to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net loss	$(5,578)	$(4,437)	$(16,877)	$(16,191)
Provision for income tax (benefit) expense	(6)	119	173	239
Interest and other expense, net	500	419	1,050	967
Depreciation and amortization	3,512	3,164	10,331	10,158
EBITDA	(1,572)	(735)	(5,323)	(4,827)
Stock-based compensation	1,266	1,179	3,586	3,985
Restructuring and other related costs	—	630	703	1,836
Amortization of contract acquisition asset costs - ASC 606 initial adoption	134	277	514	789
Litigation reserve	—	(256)	—	(256)
Adjusted EBITDA	$(172)	$1,095	$(520)	$1,527
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

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	October 28, 2020	By:	/s/ RICHARD G. WALKER
Richard G. Walker Chief Financial Officer and Director (Principal Financial and Accounting Officer)