Form 10-K
period 2020-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2021-02-24
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.
 ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $83.6 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 18, 2021, there were approximately 97,263,099 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference in Part III of this annual report on Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “annual report") includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this annual report. These forward-looking statements are generally identified by the words “believe,” “project,” "target," "forecast", “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and variations of such words or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those identified elsewhere in this annual report, including the risks and uncertainties related to the impact and duration of the COVID-19 pandemic in “Risk Factors” (Part I, Item 1.A. of this Form 10-K) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by applicable law.
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.
For a summary of commonly used industry terms and abbreviations used in this annual report, see the Glossary of Terms.
PART I

ITEM 1.	BUSINESS
About ServiceSource
ServiceSource is a leading provider of BPaaS solutions that enable the transformation of go-to-market organizations and functions for global technology clients. We design, deploy, and operate a suite of innovative solutions and complex processes that support and augment our clients’ B2B customer acquisition, engagement, expansion and retention activities. Our clients - ranging from Fortune 500 technology titans to high-growth disruptors and innovators - rely on our holistic customer engagement methodology and process excellence, global scale and delivery footprint, and data analytics and business insights to deliver trusted business outcomes that have a meaningful and material positive impact to their long-term revenue and profitability objectives. Through our unique integration of people, process and technology - leveraged against our more than 20 years of experience and domain expertise in the cloud, software, hardware, medical device and diagnostic equipment, and industrial IoT sectors - we effect and transact billions of dollars of B2B commerce in more than 175 countries on our clients’ behalf annually.
Our services are delivered globally by approximately 2,800 professionals speaking 45 languages. Our net revenue was $194.6 million for the year ended December 31, 2020.
Our Market Opportunity
Our clients operate in rapidly changing and dynamic environments where they face increasing pressure to gain market share, expand globally, accelerate revenue growth, and streamline operating expenses. In an era of more intense competition, rapid technology disruption, and lower customer switching costs, the most successful B2B companies are recognizing the imperative of a customer-centric mindset. Enabling and delivering a superior customer experience is mission-critical for these companies, yet many lack the appropriate internal resources and capabilities required for longstanding success. Increasingly, they are seeking strategic partners and thought leaders who possess the requisite expertise and proven competencies to enhance the loyalty and lifetime value of their customers by accelerating their go-to-market transformation strategies. Against this market opportunity backdrop, we believe ServiceSource is uniquely positioned and competitively differentiated to benefit from the following dynamics:
•Consumerization of B2B commerce. In today’s hyper-connected digital economy, individuals have become accustomed to engaging with B2C brands through channels and interactions that are efficient, effective and effortless. These individuals are bringing their consumer expectations into the workplace, fundamentally reshaping how companies market, sell to and engage with their business customers. The majority of business buyers expect their B2B customer experiences to mirror their B2C encounters and are willing to award a greater share of wallet and higher loyalty to vendors who can meet these raised expectations. While factors such as price, quality and feature functionality remain important considerations, leading B2B companies recognize that durable competitive advantage is increasingly based on facilitating interactions that are proactive, predictive and personalized across all touchpoints of the customer journey. We believe more companies are turning to external specialists like ServiceSource to structure, deploy and operate integrated solutions and processes that can holistically address and serve the unique and heightened demands of this emerging consumerization trend.
•Deployment of customer-centric models that disrupt legacy go-to-market channels. Technology companies have relied for decades on a variety of third-party intermediaries to reach their mid-market customers. For many companies, 50% - 75% or more of their revenue has historically been attributed to indirect channels, including distributors, resellers, system integrators, and managed service providers, among others. These legacy routes to market are rapidly losing relevance due to the consumerization of IT, the growth of as-a-service offerings, the proliferation of cloud delivery and distribution models, and the rapid adoption of subscription and consumption-based billing plans. In light of these shifts and driven by a growing desire for greater customer insight and intimacy, more companies are deprioritizing investments away from these indirect channels, while assigning more focus to direct-to-consumer pathways. We believe these organizations are looking to strategic thought leaders such as ServiceSource who can help them reimagine their go-to-market strategies, accelerate their channel transformation initiatives, and design and manage new customer-centric operating models that will enable them to grow closer to their customers.
•Emergence of customer experience as a competitive differentiator. Increased global competition, lower barriers to entry and shortened product lifecycles are prompting technology companies to reassess their competitive advantage and reevaluate their core competencies. While areas such as intellectual property, engineering, research and development, and product development still remain core, successful forward-thinking organizations realize and appreciate the positive impact of a well-orchestrated customer experience on their revenue and profitability objectives. While these companies are attempting to allocate greater resources to build internal customer-facing capacity in areas including demand generation and conversion, account management, and customer success management, they are often encumbered by pre-existing organizational dynamics, departmental silos, and corporate inertia. We believe more companies will increasingly seek to partner with differentiated BPaaS providers like ServiceSource who can help them to more rapidly scale their customer experience initiatives with a value-driven and outcomes-based business case. Our clients choose us to help them drive greater customer engagement, trust, and loyalty given our integrated solution suite, demonstrable track record, proven process improvement methodology, global scale and infrastructure, and data expertise and insights.
Our Strategy and Solutions
Our strategy is to drive client success by bringing the world’s greatest brands closer to their customers through people-powered, digitally-enabled solutions and data-driven insights. We are pioneers in the CJXTM market and believe our solution scope, process expertise and global operating scale position us as a category leader. Our unified CJXTM solution suite spans the pre- and post-sale B2B customer journey and is deployed through a holistic model that enables our clients to more efficiently and effectively identify, land, adopt, expand and renew their customers and end-users.
The ServiceSource CJXTM solution suite has been built on three primary solution pillars, encompassing digital sales, customer success, and channel management, all underpinned by enabling competencies centered around our highly trained people, proprietary processes, and best-in-class technologies. Depending on our clients’ needs, we can provide our solutions and motions on a fully integrated basis or we can design and deploy them on a discrete, á la carte basis to address our clients’ unique requirements.

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
•Demand qualification. We serve as a seamless extension to our clients’ advertising, marketing, and digital demand generation activities. Through proactive customer interaction and leveraged with our data analytics expertise, our business development reps digitally engage with marketing-generated leads to evaluate and score their budget, authority, need, and timing to progress them through the funnel into sales-qualified and sales-accepted leads.
•Demand conversion. We serve as a high velocity augmentation to our clients’ inside sales teams, allowing for enhanced coverage and increased conversion of their sales pipeline. Our sales development reps are extensively trained on our clients’ products, services, and features, and are experts at value- and persona-based selling. Through omnichannel media - including voice, chat, email, video, and social - our teams nurture leads, educate prospects, and conduct sales demos to convert qualified opportunities into confirmed orders and closed bookings for our clients.
•Account management. We serve as a natural complement to our clients’ installed-based account management sales motions. Our highly-skilled digital sales professionals develop, formulate, and implement account-based sales plans to identify and execute expansion selling opportunities, driving high margin incremental revenue for our clients through higher cloud consumption levels, upsell and cross-sell rates, multi-year conversions, and service and support attach rates.
Customer success. Through our customer success solution, we are an integrated component of our clients’ customer experience strategies and engagement efforts. Our core motions of onboarding, adoption, and renewals management are uniquely tailored and customized to improve the satisfaction, referenceability, loyalty, retention and lifetime value of our clients’ customers.
•Onboarding. Our onboarding experts engage and communicate with our clients’ new customers to ensure they are positioned for success from the first day of their relationship. We confirm subscriptions were successfully activated, downloads were successfully installed, assets and entitlements were successfully provisioned, and payments and credits were successfully applied. Where required, we further triage and support the coordination of our clients’ technical support and professional services resources to drive higher initial customer satisfaction and issue resolution outcomes.
•Adoption. Our adoption specialists are thoroughly trained and well-versed in the full range of features and functionality of our clients’ products, services and solutions. Leveraging telemetry from a variety of data feeds complemented with proactive real-time customer interaction, we ensure that our clients’ customers are appropriately educated, informed and empowered on how they can best achieve faster speed-to-value and return-on-investment for their subscription or purchase.
•Renewals management. Our renewals representatives are equipped with our industry-leading high-performance sales methodology and complemented by best-in-class technology and processes to manage revenue that may be at risk of loss for our clients. Our systems and global teams cleanse, validate, enhance and supplement our clients’ CRM and ERP data in order to proactively configure, price, quote and sell customer contracts that are nearing expiration or cancellation. Through extensive integration with our clients’ internal systems, teams and processes, we deliver performance outcomes that allow our clients to recognize lower customer churn and attrition, enhanced contract renewal rates, and higher revenue retention metrics.
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
•Partner recruitment. Our partner recruitment specialists are dedicated to identifying, vetting, and recruiting new distributors, value-added resellers, resellers, system integrators, managed service providers, agents and related third parties to join our clients’ channel partner programs. Through intensive research and proactive outreach, we ensure that our clients have an opportunity to expand their partner organizations with firms that are best positioned to more effectively market, sell and support our clients’ offerings in their respective regions and territories.
•Partner onboarding and enablement. Our partner onboarding specialists are thoroughly trained in the program design, tiering levels and criteria, and incentives available to partners through our clients’ channel programs. Through early engagement, intervention, and training, we promote greater program awareness, understanding, and focus for new partners, equipping them to achieve better early outcomes with our clients.

•Partner success management. Our partner success managers support our clients’ partners in developing and formulating quarterly and annual performance objectives, analyzing and forecasting sales and renewals pipelines, and identifying and resolving barriers to their success. Through ongoing engagement and interaction with our clients’ indirect partners, we proactively manage the relationships to ensure higher levels of success for our clients, the partners, and their mutual customers.
Our CJXTM solution suite is provided to our clients primarily through a unique outcomes-based, pay-for-performance model that ensures optimal alignment to their business growth priorities, return-on-investment mandates and customer experience objectives. Through this model, our clients pay us commissions that are either flat-rate or variable based on the bookings and/or revenue we generate on their behalf. For engagements where other pricing options are more appropriate, including our professional services, sales enablement and data management services, our clients pay us through either fixed-fee or full-time employee-based pricing models. Oftentimes our client contracts incorporate multiple pricing models to most appropriately balance our assessment of the data quality, operational complexity and risk-reward profile of the engagement. For the year ended December 31, 2020, 73% of our revenue was derived from pay-for-performance pricing arrangements and 27% was derived from fixed-fee or full-time employee-based pricing arrangements.
Our relationship with our clients begins in the pre-sales process and continues through the lifecycle of our engagement:
•Sales performance analysis. We typically begin engagements with our prospective clients by conducting a SPA. Through our SPA process, we conduct in-depth executive interviews and data analysis to understand a client’s unique challenges and desired business outcomes, evaluate and benchmark its performance against those outcomes, analyze opportunities for improvement using proprietary analytical models, and deliver expertise and recommendations to drive an enhanced customer experience, improved operational KPIs, and targeted financial gains.
•Business case, pricing and contract structuring. We use our reservoir of data, benchmarks, and best practices to estimate the critical components of the business case, to calculate our ability to improve our clients’ performance based on our extensive track record of execution for similar engagements, to scope and design an optimal delivery model, and to derive an appropriate value-based pricing structure and contractual arrangement.
•Data integration, implementation and launch. Once we have entered into a contract with a client, we deploy our professional services to rapidly integrate our tools and platforms with our clients’ systems, while our data and ops services teams ensure that high velocity data feeds are appropriately configured, mapped, loaded, enabled, and enhanced. Our talent acquisition teams launch a highly selective recruiting and onboarding process, while our learning and development teams build and deliver a robust training curriculum and certification program.
•Performance and execution. Following the implementation and ramp of an engagement, we leverage our reporting platform, data reservoir, and performance optimization tools to continuously monitor, measure, analyze, benchmark, and enhance the performance of our teams to ensure we are positioned to deliver against the business case and exceed our clients’ expectations.
•Client benchmarking and continuous improvement. Our extensive platform and the accumulation of more than 20 years of experience serve as the foundation for benchmarking our clients’ performance against internal parity rates, industry peers, and previous performance periods. We generally conduct monthly and quarterly business review meetings and host frequent executive steering reviews with our clients to assess our results, identify potential process gaps, determine opportunities for continuous improvement, and make recommendations that we believe will allow our clients and us to achieve higher levels of performance and efficiencies.
Markets We Serve
We target our solutions exclusively to B2B technology companies and focus on chosen market segments where we have deep domain expertise, proven competencies and best practices, robust executive relationships, and the ability to leverage existing client references and advocacy.
•Cloud and SaaS. In this segment, we serve companies who provide their solutions via public, private, or hybrid cloud delivery models, including SaaS, PaaS, and IaaS vendors. Within this market, customers and end-users typically purchase from our clients through a recurring subscription or a consumption-based utility billing model. IDC, a market research firm, estimates the total global market for cloud software was approximately $205 billion in 2020 with a forecasted 16% compound annual growth rate through 2024.
•Software. Our clients in this segment include companies who primarily provide their software in an on premise environment, where our clients’ customers and end-users typically pay for a defined number of licenses or subscribers, as well as related software support, maintenance and service contracts. We have developed extensive expertise in a variety of software sub-sectors, supporting vendors of application and system software, collaboration software, CRM software, cyber-security software, open source operating system software, and virtualization software, among others.

IDC estimates the total global market for software license and maintenance was approximately $300 billion in 2020, while the software subscription market was approximately $260 billion in 2020 with a forecasted 17% compound annual growth rate through 2024.
•Hardware. In this segment, we serve companies who provide IT hardware and related assets, including data center systems (servers, storage, gateways, and arrays), networking and communications equipment (switches, routers, access points, and appliances), and computing equipment and peripherals (workstations, PCs, thin-clients, and imaging devices), among others. Within this segment, our services are primarily directed at selling, renewing, and extending hardware maintenance and support contracts on our clients’ behalf. IDC estimates the total global market for hardware maintenance and support was approximately $64 billion in 2020 with a forecasted 2% compound annual growth rate through 2024.
•Medical device and diagnostic equipment. Our clients in this segment include companies who provide products, software and services to the healthcare and medical field, including vendors of radiology and diagnostic imaging equipment, surgical and laboratory instruments, and healthcare IT software, among others. Fortune Business Insights, a market research firm, estimates the total global medical device market was approximately $432 billion in 2020 with a forecasted 5% compound annual growth rate through 2028.
•Industrial IoT. In this segment, we serve companies who provide hardware, sensors, software and related services to monitor and automate smart and connected devices for manufacturing environments, process control applications, and energy and utility customers, among others. Grand View Research, a market research firm, estimates the total global market for industrial IoT applications was approximately $215 billion 2020 with a forecasted 35% compound annual growth rate through 2025.
Our Clients
We seek to build long-term, durable relationships with leading companies and high-growth innovators within each of our target markets, where our strategy, solutions, and capabilities provide a compelling client value proposition and opportunity for us to drive enduring client success and trusted business outcomes. We typically enter into multi-year contracts with our clients with average terms ranging from two to four years. Our client contracts are generally comprised of a master services agreement, which is a framework agreement that defines broad governing terms, supplemented by one or multiple order forms or statements of work that outline detailed terms, conditions, pricing, description of services and definition of scope. While most of our contracts may be terminated for convenience with relatively short notice, often subject to the payment of an early termination fee by the client, our top 10 client relationships range in duration from 8 to 14 years, with an average tenure of approximately 11 years.
During the year ended December 31, 2020, our top ten clients each generated more than $4.0 million in revenue and represented a combined 78% of our total net revenue, and four clients each represented over 10% of our revenue during this period. A relatively small number of clients may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant clients for any reason may cause a significant decrease in our revenue.
Human Capital
We believe our people are our greatest asset and central to the success of ServiceSource and our clients. Through our core values of trust, caring, collaboration, and dedication, we direct our efforts and invest extensive resources to ensure we attract, hire, develop, incentivize, promote, and retain a world-class workforce. We are committed to building a culture that inspires success for our people and fostering a workplace environment that promotes trust, diversity, and inclusion while providing multiple avenues for continuous personal and professional development.
As of December 31, 2020, we had approximately 2,800 employees worldwide, of which nearly all were full-time, with 70% located outside of the U.S. Our employees are not covered by collective bargaining agreements.
Employee health and well-being. We believe a loyal and productive workforce requires a holistic approach to caring for the whole self. We provide a variety of programs and benefits to support the physical, mental, emotional, and spiritual health and well-being of our employees.
We are committed to the health and safety of our employees. To keep our employees safe during the COVID-19 pandemic, we created a dedicated crisis team to proactively implement business continuity plans and quickly transitioned to a 100% work-from-home model. As a result of this successful work-from-home implementation, we have shifted to a virtual-first operating model whereby our employees will continue to primarily work from their home offices and our facilities will be used for collaboration, innovation, and connection. Additionally, this model includes virtual sourcing, hiring, and onboarding for new employees as well as a process for driving performance and culture in a virtual environment.
Inclusion and diversity. We believe high-performing organizations are defined by policies and practices that encourage and celebrate an inclusive and diverse workforce. We have adopted metrics that measure the racial, ethnic, and gender diversity of our organization and practices to ensure our organization is representative of the communities we serve. We are committed to equal pay for equal work, and continually monitor and analyze our compensation programs for equality.
In 2020, we further advanced our gender equality initiative with women representing half of our total employee base and more than one-third of our leadership ranks.
Benefits. We offer a complete set of benefits for our employees, including competitive base salaries, annual cash bonuses and an equity incentive program, as well as comprehensive health benefits, retirement plans, and a generous time off policy. For our U.S.-based employees, we offer 12 weeks of paid parental (maternal and paternal) leave, providing important support for our employees as they strive to care for, bond with and welcome new family members and integrate family life with work life. In addition, every employee receives a day of birthday time off, to enable that employee to celebrate on a day during the month of their birth.
Community engagement and involvement. We are active and involved members in the communities in which our employees live and work, and we promote a culture of volunteering and giving back. Every employee globally receives eight hours of paid volunteer time off annually, which encourages our employees to serve the communities in which we live and work. Through our paid volunteer time off program, our employees collectively volunteered more than 5,300 hours supporting a variety of charitable causes and organizations in their communities during 2020.
Training, development, and performance. In July 2020, we launched CJXTM University, a world-class learning and development platform designed to help employees grow and develop in their careers. Since launch, our employees have logged more than 18,000 training hours. Additionally, we hold bi-annual unrated performance reviews, designed to encourage employees to have conversations with their managers relating to their areas of strength and growth opportunities and allowing for a plan for future career progression and development.
Competition and Our Competitive Strengths
The market for our BPaaS services and CJXTM solution suite is dynamic and evolving. Historically, B2B companies have managed their customer acquisition, engagement, expansion, and retention efforts internally and have relied upon a variety of third-party technologies and tools - including enterprise resource planning software, customer relationship management software, customer success management software, business intelligence software, channel management software, customer experience management software, and sales enablement software - from vendors such as Adobe, Gainsight, Medallia, Oracle, SAP, salesforce.com, and XANT, to enable their in-house teams and workflows. Some companies have made further investments in this area using firms such as Accenture, Deloitte Digital and McKinsey & Company for customer experience design and digital transformation consulting services for their go-to-market organizations. These internally developed solutions represent the primary alternative to our integrated approach of combining people, processes and technology to provide a purpose-built, end-to-end optimized solution.
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
We believe our principal competitive strengths and differentiators include our:
•20+ year track record of innovation and market leadership;
•B2B technology industry domain expertise;
•ability to drive client success and value;
•scope and completeness of our solution;
•robust global delivery footprint and infrastructure;
•extensive geographic and language coverage model;
•outcomes-based, pay-for-performance pricing;
•data-driven insights, best practices and benchmarks;
•speed and agility;
•experience and quality of our leadership team;
•reputation and referenceable client base; and
•size and financial stability of our operations.

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
Investing in our common stock involves risk. Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K.
Risks Related to Our Business and Industry
Our business and growth depend substantially on clients renewing their agreements with us and expanding their use of our solution for additional available markets. Any decline in our client renewals, termination of ongoing engagements or failure to expand their relationships with us could harm our future operating results.
In order for us to improve our operating results and grow, it is important that our clients renew their agreements with us when the initial contract term expires and that we expand our client relationships to add new market opportunities and the related revenue management opportunity. Our clients may elect not to renew their contracts with us after the expiration of their initial term, which typically vary between one and two years, or may elect to otherwise terminate our services, and we cannot assure you that our clients will renew service contracts with us at the same or higher level of service, if at all, or provide us with the opportunity to manage additional revenue management opportunities. Although our renewal rates have been historically higher than those achieved by our clients prior to their use of our solution, some clients have still elected not to renew their agreements with us. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, many of which are beyond our control, including their satisfaction or dissatisfaction with our solution and results, our pricing, mergers and acquisitions affecting our clients or their end customers, the effects of economic conditions or reductions in our clients’ or their end customers’ spending levels. If our clients do not renew their agreements with us, renew on less favorable terms, terminate their services with us or fail to contract with us for additional services, our revenue may decline and our operating results may be adversely affected.
Our revenue will decline if there is a decrease in the overall demand for our clients’ products and services.
A majority of our revenue is based on a pay-for-performance model, which means that we are paid a commission based on the service contracts we sell on behalf of our clients. If a client’s products or services fail to appeal to its end customers, our revenue will decline for our work with that client. In addition, if end customer demand decreases for other reasons, such as negative news regarding our clients or their products, unfavorable economic conditions, shifts in strategy by our clients away from promoting the service contracts we sell in favor of selling their other products or services to their end customers, or if end customers experience financial constraints and terminate or fail to renew the service contracts we sell, we may experience a decrease in our revenue as the demand for our clients’ service contracts declines. Similarly, if our clients come under economic pressure, they may be more likely to terminate their contracts with us or seek to restructure those contracts.
The ongoing COVID-19 pandemic may have material adverse effect on our business, financial position, results of operations and/or cash flows.
We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, lack of available internet capacity, or other restrictions in connection with the COVID-19 pandemic, our operations may be impacted.
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
Our top ten clients accounted for 78% of our revenue for the year ended December 31, 2020, and four clients each represented over 10% of our revenue during this period. A relatively small number of clients may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients, or the acquisition of one of our significant clients, may cause a significant decrease in our revenue.
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
Outside of the U.S., we conduct operations in Bulgaria, Ireland, Japan, Malaysia, the Philippines, Singapore and the United Kingdom. In 2020, approximately 43% of our revenue was related to operations located outside of the U.S. In addition, 70% of our employees are located in offices outside of the U.S. We expect to continue our international growth, with international revenue accounting for an increased portion of total revenue in the future. Our international operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include different employment laws and rules and related social and cultural factors; different regulatory and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions, marketing and sales and other barriers to conducting business; cultural and language differences; diverse or less stable political, operating and economic environments and market fluctuations; and civil disturbances or other catastrophic events that affect business activity (including the ongoing coronavirus outbreak). If we are not able to efficiently adapt to or effectively manage our business in markets outside of the U.S., our business prospects and operating results could be materially and adversely affected. Although we have business continuity plans in place for our operations, an extended period of civil unrest that halts or significantly impedes operations could have a material adverse effect on our business.
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
In 2020, approximately 43% of our revenue was generated outside of the U.S., as compared to 42% of our revenue in 2019. As a result of our continued focus on international markets, we expect that revenue derived from international sources will continue to represent a significant portion of our total revenue in the future.
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
In January 2020, the United Kingdom formally left the European Union, an action referred to as Brexit. Several political, legal, regulatory, and economic factors which are currently unknown will influence Brexit’s impact on our business. We have a revenue delivery center in Liverpool, United Kingdom, and Brexit has, and could continue to, create uncertainty in our employee base relating to immigration and other cross-border matters. Brexit could lead to economic and legal uncertainty, including significant volatility in currency exchange rates, reduced customer demand for our services, and increasingly divergent laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, Brexit could cause a shift or increase in data privacy regulations for data transfers between the United Kingdom and European Union. Any of these effects of Brexit, among others, could adversely affect our operations in the United Kingdom and our financial results.
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
In July 2018, we entered into a $40.0 million Revolver that allows us to borrow against our domestic receivables as defined in the credit agreement. As of February 24, 2021, we had $15.0 million of borrowings under the Revolver through a one-month Eurodollar borrowing at an effective interest rate of 2.12% maturing at the end of February 2021. An additional $11.2 million was available for borrowing under the Revolver as of February 24, 2021. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the Company's borrowing base decreases below the current amount outstanding during the term of the Eurodollar borrowing. We may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes.
If we are unable to secure additional borrowing options in the future, it may have an adverse effect on our business.
The Revolver matures in July 2021 and we are subject to the risks normally associated with debt obligations, including the risk that we will be unable to refinance our indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments or otherwise refinance any debt that we incur, our business could suffer.
Our financial condition and results of operations could suffer if there is an impairment of goodwill.
We are required to test goodwill annually or more frequently if certain circumstances change that would more-likely-than-not indicate the carrying value of the reporting unit may not be recoverable. As of December 31, 2020, our goodwill was $6.3 million. When the carrying value of a reporting unit exceeds its fair value, an impairment loss equal to the difference is recorded. This would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Declines in our level of revenues or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill may become impaired in future periods. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill.
If we were to experience an ownership change, we could be limited in our ability to use NOLs arising prior to the ownership change to offset future taxable income. In addition, our ability to use NOLs to reduce future tax payments may be limited if our taxable income does not reach sufficient levels.
As of December 31, 2020, we had net operating losses of $316.7 million. If we were to experience an “ownership change,” as determined under Section 382 of the IRC, our ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change would be limited, possibly substantially. In addition, our ability to use our net operating losses is dependent on our ability to generate taxable income, and the net operating losses could expire before we generate sufficient taxable income to make use of our net operating losses.
General Risk Factors
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
Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:
•authorizing blank check preferred stock, which could be issued by our board of directors without stockholder approval, with voting, liquidation, dividend and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•controlling the procedures for the conduct and scheduling of stockholder meetings;
•providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our board of directors then in office; and
•providing that directors may be removed by stockholders only for cause.
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
The trading market for our common stock could depend in part on the research and reports that securities or industry analysts publish about us or our business, which in part depends on our market capitalization. If analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price could also likely decline. If analysts cease coverage of us, the trading price and trading volume of our stock could be negatively impacted. As of December 31, 2020, the Company is not aware of any active analyst coverage.
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
The Company leases the office space that houses its corporate headquarters located in Denver, Colorado. The Company also leases additional office space for its U.S. offices in California and Tennessee, and international offices in Bulgaria, Ireland, Japan, Malaysia, Philippines, Singapore and the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS
The information required by this item is incorporated by reference from the information contained in “Note 11 — Commitments and Contingencies” in Notes to the Consolidated Financial Statements in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The Nasdaq Stock Market LLC under the symbol “SREV.”
Holders
As of January 31, 2021, there were 53 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A should be read in conjunction with our annual Consolidated Financial Statements and notes thereto appearing elsewhere in this annual report on Form 10-K. MD&A contains forward-looking statements. See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
Overview
ServiceSource is a leading provider of BPaaS solutions that enable the transformation of go-to-market organizations and functions for global technology clients. We design, deploy, and operate a suite of innovative solutions and complex processes that support and augment our clients’ B2B customer acquisition, engagement, expansion and retention activities. Our clients - ranging from Fortune 500 technology titans to high-growth disruptors and innovators - rely on our holistic customer engagement methodology and process excellence, global scale and delivery footprint, and data analytics and business insights to deliver trusted business outcomes that have a meaningful and material positive impact to their long-term revenue and profitability objectives. Through our unique integration of people, process and technology - leveraged against our more than 20 years of experience and domain expertise in the cloud, software, hardware, medical device and diagnostic equipment, and industrial IoT sectors - we effect and transact billions of dollars of B2B commerce in more than 175 countries on our clients’ behalf annually.
Factors Affecting our Performance
We generate a significant portion of our revenue from a limited number of clients. The loss of revenue from any of our top clients for any reason, including the failure to renew our contracts, termination of some or all of our services, or a change of relationship with any of our key clients or their acquisition, may cause a significant decrease in our revenue.
Our business is geographically diversified. During 2020, 57% of our net revenue was earned in NALA, 28% in EMEA and 15% in APJ, compared to 58% in NALA, 26% in EMEA and 16% in APJ during 2019. All of NALA's revenue represents revenue generated within the U.S. Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery center in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography.
Sales Cycle. We sell our integrated solution through our sales organization. At the beginning of the sales process, our quota-carrying sales representatives contact prospective clients and educate them about our offerings. Educating prospective clients about the benefits of our solutions can take time, as many of these prospects have not historically relied upon integrated solutions like ours for service revenue management, nor have they typically put out a formal request for proposal or otherwise made a decision to focus on this area. As part of our sales process, our solutions design team performs a service performance analysis of our prospect’s service revenue. This includes an analysis of best practices and benchmarks the prospect’s service revenue against industry peers. Through this process, which typically takes several weeks, we are able to assess the characteristics and size of the prospect’s service revenue, identify potential areas of performance improvement, and formulate our proposal for managing the prospect’s service revenue. The length of our sales cycle for a new client, inclusive of the service performance analysis process and measured from our first formal discussion with the client until execution of a new client contract, is typically six months and has decreased in recent periods.
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
Our new client contracts typically have an initial term between one and two years. Our contracts generally require our clients to deliver a minimum value of qualifying service revenue contracts for us to renew on their behalf during a specified period. To the extent that our clients do not meet their minimum contractual commitments over a specified period, they may be subject to fees for the shortfall. Our client contracts are cancelable with relatively short notice and can be subject to the payment of an early termination fee by the client. The amount of this fee is based on the length of the remaining term and value of the contract.
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
Inflation. We do not believe that inflation has a material effect on our business, financial condition or results of operations as of December 31, 2020 and December 31, 2019. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Impact of the COVID-19 Pandemic. With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, we created a dedicated crisis team to proactively implement our business continuity plans. By March 19, 2020, more than 95% of our employees had moved from an in-office to a work-from-home environment and as of April 1, 2020, we transitioned to a 100% virtual operating model. As a result of this successful work-from-home implementation, we have shifted to a virtual-first operating model whereby our employees will continue to primarily work from their home offices and our facilities will be used for collaboration, innovation, and connection. Additionally, this model includes virtual sourcing, hiring, and onboarding for new employees as well as a process for driving performance and culture in a virtual environment. As a result of the implementation of these business continuity measures, we have not experienced material disruptions in our operations.
We believe we have sufficient liquidity on hand to continue business operations during this volatile period. As of December 31, 2020, we had total available liquidity of $45.2 million consisting of cash on hand and availability under our Revolver. See "Liquidity and Capital Resources" for additional information.

There was no material adverse impact on the results of operations for the year ended December 31, 2020 resulting from COVID-19. We have incurred and expect to continue to incur costs directly related to the COVID-19 pandemic such as costs for enhanced cleaning of our facilities, investing capital to allow our employees to function in our virtual, work-from-home operating model and increased paid time off costs resulting from employees taking less paid time off. However, we are benefiting and will continue to benefit from decreases in certain costs related to our facilities and reduced travel and entertainment costs with our virtual-first operating model. We do not currently anticipate that these items will have a material adverse impact on our overall business and financial results.

During 2020, ServiceSource received various grants from the Singapore government, including the Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. ServiceSource received approximately $1.3 million from the grant during the year ended December 31, 2020 and is expected to receive an additional $0.2 million through July 2021.There are no conditions to repay the grants.

The situation surrounding COVID-19 remains fluid and the potential for a negative impact on our financial condition and results of operations increases the longer the virus impacts the economic activity in the U.S. and globally. See Part I, Item 1A - “Risk Factors” for additional information.
Basis of Presentation
Net Revenue
Substantially all of our net revenue is attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We generally invoice our clients for our selling services on a monthly basis for sales commissions, and on a quarterly basis for certain performance sales commissions. We do not set the price, terms or scope of services in the service contracts with end customers and do not have any obligations related to the underlying service contracts between our clients and their end customers. We also generate revenues from selling professional services for which we are the principal. Professional services involve providing data integration at scale with our systems and processes, combined with client data enhancement, enablement and optimization. We typically invoice our clients for professional services on a monthly basis.
Cost of Revenue and Gross Profit
Our cost of revenue includes employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead expenses. Employee compensation includes salary, bonus, commissions, benefits, and stock-based compensation for our dedicated service sales teams. Allocated overhead expenses include depreciation, amortization of internal-use software associated with our selling services revenue technology platform and cloud applications, and costs for facilities and information technology. Allocated overhead expenses for facilities consist of rent, maintenance, and compensation of personnel in our facilities departments. Our allocated overhead expenses for information technology include costs associated with third-party data centers where we maintain our data servers, compensation of our information technology personnel and the cost of support and maintenance contracts associated with computer hardware and software. To the extent our client base or business with our existing client base expands, we may need to hire additional service sales personnel and invest in infrastructure to support such growth. Our cost of revenue may fluctuate significantly and increase or decrease on an absolute basis and as a percentage of revenue in the near term, including for the reasons discussed under, “Factors Affecting Our Performance-Implementation Cycle.”
Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of employee compensation expense and sales commissions paid to our sales and marketing employees, amortization of contract acquisition costs, marketing programs and events and allocated overhead expenses which consist of depreciation, amortization of internally developed software, and facility and technology costs. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans generally provide multiple payments of commissions to our sales representatives based in part on the execution of a client contract and then on a percentage of revenue recorded during the first one to three years of the contract term. Commissions paid as a percentage of recorded revenue is contingent on the sales representatives' continued employment. We generally capitalize the amounts payable for obtaining a contract and amortize ratably to sales and marketing expense over the contract term for new clients or five years for long-standing client relationships. Revenue based commissions are generally expensed to sales and marketing expense each quarter as revenue is recorded.
Research and Development
Research and development expenses primarily consist of employee compensation expense, third-party consultant costs and allocated overhead expenses which consist of depreciation, amortization of internally developed software, and facility and technology costs. We focus our research and development efforts on developing new products and applications related to our technology platform. We capitalize certain expenditures related to the development and enhancement of internal-use software related to our technology platform.

General and Administrative
General and administrative expenses primarily consist of employee compensation expense for our executive, human resources, finance and legal functions and expenses for professional fees for accounting, tax and legal services, as well as allocated overhead expenses, which consist of depreciation, amortization of internally developed software, facility and technology costs.
Restructuring and Other Related Costs
Restructuring and other related costs primarily consist of employee severance payments and related benefits and legal fees and charges related to lease termination costs. During 2019 and 2020, the Company announced restructuring efforts resulting in a reduction of headcount and office lease costs. As of December 31, 2020, the Company does not expect to incur additional restructuring charges related to the 2019 restructuring effort and expects to incur additional costs through 2021 related to the 2020 restructuring effort.
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
Key Financial Results – Full Year Ended December 31, 2020
•GAAP revenue was $194.6 million, compared with $216.1 million reported for the year ended December 31, 2019.
•GAAP net loss was $18.5 million or $0.19 per diluted share, compared with GAAP net loss of $18.7 million or $0.20 per diluted share reported for the year ended December 31, 2019.
•Adjusted EBITDA, a non-GAAP financial measure, was $4.3 million compared with $4.2 million reported for the year ended December 31, 2019. See “Non-GAAP Financial Measurements” below for a reconciliation of Adjusted EBITDA from net loss.
•Ended the year with $36.3 million of cash and cash equivalents and restricted cash and $15.0 million of borrowings under the Company’s $40.0 million Revolver.

Results of Operations
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Revenue, Cost of Revenue and Gross Profit

	For the Year Ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$194,601	100%	$216,135	100%	$(21,534)	(10)%
Cost of revenue	137,041	70%	153,155	71%	(16,114)	(11)%
Gross profit	$57,560	30%	$62,980	29%	$(5,420)	(9)%
Net revenue decreased by $21.5 million, or 10%, for the year ended December 31, 2020 compared to the same period in 2019, primarily due to client churn and lower bookings.
Cost of revenue decreased $16.1 million, or 11%, for the year ended December 31, 2020 compared to the same period in 2019, primarily due to the following:
•$10.9 million decrease in employee related costs associated with a reduction in headcount, the receipt of the Singapore government grant, and lower travel and entertainment expenditures, partially offset by increased paid time off costs resulting from employees taking less paid time off during the global pandemic;
•$3.6 million decrease in facility related costs primarily related to sublease income, reduced headcount and transitioning to a virtual-first operating model; and
•$2.7 million decrease in information technology costs due to an increase in capitalizable software development activity and lower headcount; partially offset by
•$1.3 million increase in depreciation and amortization expense.
Operating Expenses

	For the Year Ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$24,999	13%	$30,009	14%	$(5,010)	(17)%
Research and development	5,602	3%	4,848	2%	754	16%
General and administrative	41,970	22%	43,208	20%	(1,238)	(3)%
Restructuring and other related costs	1,542	1%	1,929	1%	(387)	(20)%
Total operating expenses	$74,113	38%	$79,994	37%	$(5,881)	(7)%
Sales and Marketing
Sales and marketing expense decreased $5.0 million, or 17%, for the year ended December 31, 2020 compared to the same period in 2019, primarily due to a $3.9 million decrease in employee related costs associated with a reduction in headcount, lower bookings, and lower travel and entertainment expenditures, a $0.4 million decrease in information technology cost, a $0.3 million decrease in marketing cost, and a $0.3 million decrease in facility costs related to sublease income and transitioning to a virtual-first operating model.
Research and Development
Research and development expense increased $0.8 million, or 16%, for the year ended December 31, 2020 compared to the same period in 2019, primarily due to a $1.1 million reduction in third party capitalizable software development costs, partially offset by a $0.5 million decrease in information technology and facility costs related to sublease income and transitioning to a virtual-first operating model.

General and Administrative
General and administrative expense decreased $1.2 million, or 3%, for the year ended December 31, 2020 compared to the same period in 2019, primarily due to the following:
•$1.2 million decrease in employee related costs associated with a reduction in headcount and lower travel and entertainment expenditures and recruiting costs, partially offset by merit increases and increased paid time off costs resulting from employees taking less paid time off during the global pandemic; and
•$0.8 million decrease in depreciation and amortization expense; and
•$0.7 million decrease in professional fees; partially offset by
•$1.2 million increase in information technology support and facility costs due to lower headcount in cost of revenue; and
•$0.2 million increase due to the settlement of the legal contingency in 2019.
Restructuring and Other Related Costs
Restructuring and other related costs decreased $0.4 million, or 20%, for the year ended December 31, 2020 compared to the same period in 2019 due to decreased costs incurred during the year ended December 31, 2020 related to the restructuring efforts resulting in a reduction of headcount and office lease costs compared to the year ended December 31, 2019.
Interest and Other Expenses, Net

	For the Year Ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(608)	—%	$(388)	—%	$(220)	(57)%
Other expense, net	$(671)	—%	$(838)	—%	$167	20%
Interest expense increased $0.2 million, or 57%, for the year ended December 31, 2020 compared to the same period in 2019 primarily due to borrowings on the Revolver during 2020.
Other expense, net decreased $0.2 million, or 20%, for the year ended December 31, 2020 compared to the same period in 2019 primarily due to a foreign currency fluctuations.
Income Tax Provision

	For the Year Ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(709)	—%	$(443)	—%	$(266)	(60)%
Provision for income tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Income tax expense increased $0.3 million, or 60%, for the year ended December 31, 2020 compared to 2019, due to an increase in profitable operations in certain foreign jurisdictions.
Liquidity and Capital Resources
Our primary operating cash requirements include the payment of compensation and related employee costs and costs for our facilities and information technology infrastructure. Historically, we have financed our operations from cash provided by our operating activities. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
We have considered the effects of the COVID-19 pandemic, including customer purchasing and renewal decisions in our assessment of the sufficiency of our liquidity and capital resources. We will continue to monitor our financial position as pandemic-related challenges develop over time.

As of December 31, 2020, we had cash and cash equivalents of $34.0 million, which primarily consist of demand deposits and money market mutual funds. Included in cash and cash equivalents was $6.7 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of December 31, 2020, the Company had no unremitted earnings from our foreign subsidiaries.
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
As of December 31, 2020, the Company had $15.0 million of borrowings under the Revolver through a one-month Eurodollar borrowing at an effective interest rate of 2.15% maturing January 2021. An additional $11.2 million was available for borrowing under the Revolver as of December 31, 2020. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the Company's borrowing base decreases below the current amount outstanding during the term of the Eurodollar borrowing.
Subsequent to December 31, 2020, the one-month $15.0 million Eurodollar borrowing was extended at an effective interest rate of approximately 2.12% maturing at the end of February 2021.
The obligations under the Credit Agreement are secured by substantially all the assets of the Borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has financial covenants which the Company was in compliance with as of December 31, 2020 and 2019.
Letters of Credit and Restricted Cash
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.
Cash Flows
The following table presents a summary of our cash flows:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$401	$12,445
Net cash used in investing activities	(7,855)	(10,106)
Net cash provided by (used in) financing activities	14,301	(859)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	96	124
Net change in cash and cash equivalents and restricted cash	$6,943	$1,604
Depreciation and amortization expense were comprised of the following:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Internally developed software amortization	$7,701	$5,802
Property and equipment depreciation	6,224	7,647
Total depreciation and amortization	$13,925	$13,449
Operating Activities
Net cash provided by operating activities decreased $12.0 million during the year ended December 31, 2020 compared to the same period in 2019, primarily as a result of decreased revenue and higher supplier payments during the current period compared to the prior period related to operating costs accrued for previously.

Investing Activities
Net cash used in investing activities decreased $2.3 million during the year ended December 31, 2020 compared to the same period in 2019, due to decreased cash outflows from purchases of property and equipment during the year ended December 31, 2020.
Financing Activities
Net cash provided by financing activities increased $15.2 million during the year ended December 31, 2020 compared to the same period in 2019, primarily as a result of $15.0 million in net cash inflows from borrowings on the Revolver during the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special-purpose entities, which have been established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are described in Notes to the Consolidated Financial Statements, "Note 2 — Summary of Significant Accounting Policies.” These policies were followed in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2020 and are consistent with the year ended December 31, 2019.
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
Selling Services
Selling services primarily consist of variable fees earned from the following categories of selling motions: (1) digital sales, (2) customer success, and (3) channel management.
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
Performance Obligations
Revenue is measured based on the consideration specified in a contract. Individual services within a single contract are accounted separately if they are distinct. The total contract consideration, or transaction price, is allocated between the separate services identified in the contract based on their SSP. SSP is determined based on a cost plus margin analysis for selling services and a standard hourly rate card for professional services. For professional services that are contractually priced differently from SSP, the Company estimates SSP using a standard hourly rate card and allocates a portion of the total contract consideration to reflect professional services revenue at SSP.
The Company’s performance obligations are satisfied over time and revenue is recognized based on monthly or quarterly time increments and the variable volume of closed bookings during the period at the contractual commission rates for selling services, or proportional performance during the period at SSP for professional services. Because the client simultaneously receives and consumes the benefit of the Company’s selling services as provided, the time increment output method depicts the measure of progress in transferring control of the services to the client.
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
Impairment of Goodwill
We evaluate goodwill for possible impairment at least annually or if indicators of impairment arise, such as significant changes in key factors including the industry and competitive environment, stock price, actual revenue performance year over year, EBITDA and cash flow generation that would more-likely-than-not indicate the carrying amount of such assets may not be recoverable. Significant judgments are required to estimate the fair value of the reporting unit which include estimating future cash flows. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit which could trigger impairment.
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
This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The following table presents the reconciliation of "Net loss" to Adjusted EBITDA:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Net loss	$(18,541)	$(18,683)
Provision for income tax expense	709	443
Interest and other expense, net	1,279	1,226
Depreciation and amortization	13,925	13,449
EBITDA	(2,628)	(3,565)
Stock-based compensation	4,865	5,162
Restructuring and other related costs	1,542	1,929
Amortization of contract acquisition asset costs - ASC 606 initial adoption	605	976
Litigation reserve	(74)	(256)
Adjusted EBITDA	$4,310	$4,246

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies as defined by Rule 12b-2 of the Exchange Act.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, except per share and par value amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$34,006	$27,089
Accounts receivable, net	38,890	41,754
Prepaid expenses and other	9,275	7,296
Total current assets	82,171	76,139

Property and equipment, net	29,948	36,149
ROU assets	29,798	36,396
Contract acquisition costs	872	1,602
Goodwill	6,334	6,334
Other assets	3,490	4,844
Total assets	$152,613	$161,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,204	$4,392
Accrued expenses	3,217	3,366
Accrued compensation and benefits	18,342	16,700
Revolver	15,000	—
Operating lease liabilities	10,797	9,652
Other current liabilities	1,209	2,218
Total current liabilities	49,769	36,328

Operating lease liabilities, net of current portion	25,975	33,716
Other long-term liabilities	1,593	2,983
Total liabilities	77,337	73,027

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 97,248 shares issued and 97,127 shares outstanding as of December 31, 2020; 94,972 shares issued and 94,851 shares outstanding as of December 31, 2019	10	9
Treasury stock	(441)	(441)
Additional paid-in capital	379,696	374,525
Accumulated deficit	(304,607)	(286,066)
Accumulated other comprehensive income	618	410
Total stockholders’ equity	75,276	88,437
Total liabilities and stockholders’ equity	$152,613	$161,464
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019
Net revenue	$194,601	$216,135
Cost of revenue	137,041	153,155
Gross profit	57,560	62,980
Operating expenses:
Sales and marketing	24,999	30,009
Research and development	5,602	4,848
General and administrative	41,970	43,208
Restructuring and other related costs	1,542	1,929
Total operating expenses	74,113	79,994
Loss from operations	(16,553)	(17,014)
Interest and other expense, net	(1,279)	(1,226)
Loss before provision for income taxes	(17,832)	(18,240)
Provision for income tax expense	(709)	(443)
Net loss	$(18,541)	$(18,683)
Net loss per common share:
Basic and diluted	$(0.19)	$(0.20)
Weighted-average common shares outstanding:
Basic and diluted	95,787	93,882
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Year Ended December 31,
	2020	2019
Net loss	$(18,541)	$(18,683)
Other comprehensive income
Foreign currency translation adjustments	208	8
Other comprehensive income	208	8
Comprehensive loss	$(18,333)	$(18,675)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	92,895	$9	(121)	$(441)	$369,246	$(267,383)	$402	$101,833
Net loss	—	—	—	—	—	(18,683)	—	(18,683)
Other comprehensive income	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	5,238	—	—	5,238
Issuance of common stock, RSUs	1,814	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	263	—	—	—	223	—	—	223
Net cash paid for payroll taxes on RSU releases	—	—	—	—	(182)	—	—	(182)
Balance at December 31, 2019	94,972	9	(121)	(441)	374,525	(286,066)	410	88,437
Net loss	—	—	—	—	—	(18,541)	—	(18,541)
Other comprehensive income	—	—	—	—	—	—	208	208
Stock-based compensation	—	—	—	—	4,919	—	—	4,919
Issuance of common stock, RSUs	1,845	1	—	—	(1)	—	—	—
Proceeds from the exercise of stock options and ESPP	431	—	—	—	414	—	—	414
Net cash paid for payroll taxes on RSU releases	—	—	—	—	(161)	—	—	(161)
Balance at December 31, 2020	97,248	$10	(121)	$(441)	$379,696	$(304,607)	$618	$75,276
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,541)	$(18,683)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,925	13,449
Amortization of contract acquisition costs	1,003	1,504
Amortization of ROU assets	9,841	9,715
Stock-based compensation	4,865	5,162
Restructuring and other related costs	1,460	1,866
Other	71	(168)
Net changes in operating assets and liabilities:
Accounts receivable, net	3,232	12,449
Prepaid expenses and other assets	(82)	(1,558)
Contract acquisition costs	(266)	(442)
Accounts payable	(3,213)	2,441
Accrued compensation and benefits	(97)	(646)
Operating lease liabilities	(10,195)	(8,678)
Accrued expenses	(107)	(102)
Other liabilities	(1,495)	(3,864)
Net cash provided by operating activities	401	12,445
Cash flows from investing activities:
Purchases of property and equipment	(7,855)	(10,106)
Net cash used in investing activities	(7,855)	(10,106)
Cash flows from financing activities:
Repayment on finance lease obligations	(952)	(900)
Proceeds from Revolver	27,000	—
Repayment of Revolver	(12,000)	—
Proceeds from issuance of common stock	414	223
Payments related to minimum tax withholdings on RSU releases	(161)	(182)
Net cash provided by (used in) financing activities	14,301	(859)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	96	124
Net change in cash and cash equivalents and restricted cash	6,943	1,604
Cash and cash equivalents and restricted cash, beginning of period	29,383	27,779
Cash and cash equivalents and restricted cash, end of period	$36,326	$29,383
Supplemental disclosures of cash flow information:
Cash paid for interest	$517	$264
Income taxes paid, net	$448	$166
Supplemental disclosures of non-cash activities:
Purchases of property and equipment accrued in accounts payable and accrued expenses	$8	$8
ROU assets obtained in exchange for new lease liabilities	$2,271	$20,038
Increase in operating lease liabilities related to the adoption of ASC 842	$—	$32,104
Increase in ROU assets related to the adoption of ASC 842	$—	$29,526
Decrease in prepaids and other assets related to the adoption of ASC 842	$—	$(749)
Decrease in other liabilities related to the adoption of ASC 842	$—	$(3,327)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company
ServiceSource is a leading provider of BPaaS solutions that enable the transformation of go-to-market organizations and functions for global technology clients. We design, deploy, and operate a suite of innovative solutions and complex processes that support and augment our clients’ B2B customer acquisition, engagement, expansion and retention activities. Our clients - ranging from Fortune 500 technology titans to high-growth disruptors and innovators - rely on our holistic customer engagement methodology and process excellence, global scale and delivery footprint, and data analytics and business insights to deliver trusted business outcomes that have a meaningful and material positive impact to their long-term revenue and profitability objectives. Through our unique integration of people, process and technology - leveraged against our more than 20 years of experience and domain expertise in the cloud, software, hardware, medical device and diagnostic equipment, and industrial IoT sectors - we effect and transact billions of dollars of B2B commerce in more than 175 countries on our clients’ behalf annually.
“ServiceSource,” “the Company,” “we,” “us,” or “our”, as used herein, refer to ServiceSource International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.
For a summary of commonly used industry terms and abbreviations used in this annual report on Form 10-K, see the Glossary of Terms.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of ServiceSource International, Inc. and its wholly owned subsidiaries and have been prepared in accordance with GAAP and with the instructions to Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.
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
Reclassifications
Certain items on the Consolidated Statements of Cash Flows for the year ended December 31, 2019 have been reclassified to conform to the current year presentation. These reclassifications did not affect the Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss or Consolidated Statements of Stockholders' Equity.
Significant Risks and Uncertainties
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company is also exposed to market risks, including the effects of changes in foreign currency exchange rates and interest rates.
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
Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are classified as a Level 1 investment.
Restricted cash consists of cash in money market accounts that are used to secure letters of credit in connection with two of our leased facilities. Restricted cash is recorded within "Other assets" in the Consolidated Balance Sheets and is classified as a Level 1 investment. The Company had restricted cash of $2.3 million as of December 31, 2020 and 2019.
Foreign Currency Translation and Remeasurement
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates at the balance sheet date. Net revenue and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive income. For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies are remeasured in U.S. dollars, and any resulting gains and losses are reported in "Interest and other expense, net" in the Consolidated Statements of Operations. Foreign currency transaction losses were approximately $0.9 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.
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
Accounts receivable are stated at their carrying values net of an allowance for doubtful accounts, if applicable. The Company evaluates the ongoing collectability of its accounts receivable based on a number of factors such as the credit quality of its clients, the age of accounts receivable balances, collections experience, current economic conditions and other factors that may affect a client’s ability to pay. In circumstances where the Company is aware of a specific client’s inability to meet its financial obligations to the Company, a specific allowance for doubtful accounts is estimated and recorded, which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts as of December 31, 2020 and 2019, and recoveries and reductions to revenue for the years ended December 31, 2020 and 2019, were insignificant.
Property and Equipment
The Company records property and equipment at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives for each asset class.
When assets are disposed, the cost and related accumulated depreciation and amortization are written-off and any gain or loss on sale or disposal is reported in "General and administrative" expense in the Consolidated Statements of Operations.

Lease Asset Retirement Obligations
The fair value of a liability for an ARO is recognized in the period in which it is incurred. The Company’s AROs are associated with leasehold improvements at our international office locations, which, at the end of a lease, are contractually obligated to be removed. AROs were approximately $1.5 million and $1.4 million as of December 31, 2020 and 2019, respectively. Accretion expense was insignificant for the years ended December 31, 2020 and 2019.
Capitalized Internal-Use Software
Expenditures related to software developed or obtained for internal use are capitalized and amortized over a period of two to seven years on a straight-line basis. The Company capitalizes direct external costs associated with developing or obtaining internal-use software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees or professional fees for consultants who are directly associated with the development of such applications. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred and are recorded in "Research and development" expenses in the Consolidated Statements of Operations. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time amortization commences.
Goodwill Impairment
Goodwill represents the excess of the purchase price over the estimated fair market value of net identifiable assets of acquired businesses. The Company evaluates goodwill for possible impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. This evaluation includes a preliminary assessment of qualitative factors to determine whether it is necessary to compare the fair value of the reporting unit with its carrying value.  If there are indicators of impairment, the fair value of the reporting unit is compared to its carrying value.  If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference is recorded. The carrying value of goodwill for the year ended December 31, 2020 and 2019 was $6.3 million. No impairment was recorded for the years ended December 31, 2020 and 2019.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the long-lived asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the long-lived asset is impaired, an impairment is recognized for the amount by which the carrying value of the asset exceeds its fair value. No impairment was recorded for the years ended December 31, 2020 and 2019.
Comprehensive Loss
We report comprehensive loss in our Consolidated Statements of Comprehensive Loss. Amounts reported in “Accumulated other comprehensive income” consist of foreign currency translation adjustments from subsidiaries with a functional currency other than the U.S. dollar.
Revenue Recognition
The Company provides a comprehensive suite of selling and professional services to its clients.
Selling services consists of sales earned from the following categories of selling motions:
•Digital sales activities include demand qualification, demand conversion, and account management;
•Customer success activities include onboarding, adoption, and renewals management; and
•Channel management efforts include partner recruitment, partner onboarding and enablement, and partner success management.
Professional services involve providing data integration at scale with our systems and processes, combined with client data enhancement, enablement and optimization.
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
The Company accounts for individual services within a single contract separately if they are distinct. A service is distinct if it is separately identifiable from other services in the contract and if a client can benefit from the service on its own or with other resources that are readily available to the client. Determining whether these services are considered distinct performance obligations and qualify as a series of distinct performance obligations that represent a single performance obligation requires significant judgment. The total contract consideration, or transaction price, is allocated between the separate services identified in the contract based on their SSP. SSP is determined based on a cost-plus margin analysis for selling services and a standard hourly rate card for professional services. For professional services that are contractually priced differently from SSP, the Company estimates the SSP using a standard hourly rate card and allocates a portion of the total contract consideration to reflect professional services revenue at SSP.
The Company’s performance obligations are satisfied over time and revenue is recognized based on monthly or quarterly time increments and the variable volume of closed bookings during the period at the contractual commission rates for selling services, or proportional performance during the period at SSP for professional services. Due to the continuous nature of providing services to our clients, judgment is required in determining when control of the services is transferred to the client. Because the client simultaneously receives and consumes the benefit of the Company’s selling and professional services as provided, the time increment output method depicts the measure of progress in transferring control of the services to the client. A significant portion of the Company’s contracts is based on a pay-for-performance model in which commission revenue is based on a volume of closed bookings each time period. At each reporting period, the Company makes an estimate of this revenue for amounts that have yet to be invoiced, which was $16.3 million and $16.6 million as of December 31, 2020 and 2019, respectively. These accrued revenue balances are reflected in "Accounts Receivable” in the Consolidated Balance Sheets.
While multiple selling motions in a contract are performed at various times and patterns throughout the month or quarter and the number of closed bookings vary in any given period, each time increment of a service activity is substantially the same and has the same pattern of transfer to the client, and therefore, represents a series of distinct performance obligations that form a single performance obligation. As a result, the Company allocates all variable consideration in a contract to the selling services performance obligation in accordance with the variable consideration allocation exception provisions in ASC 606, (less amounts for which it is probable a significant reversal of revenue will occur when the uncertainties related to the variability are resolved) and applies a single measure of progress to record revenue in the period based on when the output of the variable number of closed bookings occurs or when the variable performance metric is achieved. Judgment is required to estimate the amount of variable consideration to include when estimating the total contract consideration and how to allocate the consideration if one of the distinct performance obligations is not sold at SSP. In addition, judgment is required to determine if the variable consideration should be constrained, and to what extent, until the risk of a significant revenue reversal is not probable. The Company applies the optional disclosure exemptions related to variable consideration and the requirement to disclose the remaining transaction price allocated to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.
Significant estimates and judgments for revenue recognition include: (1) identifying and determining distinct performance obligations in contracts with clients, (2) determining the timing of the satisfaction of performance obligations, (3) estimating the timing and amount of variable consideration in a contract, (4) determining SSP for each performance obligations and the methodology to allocate the total contract consideration to the distinct performance obligations, and (5) determining and measuring variable revenue that has yet to be invoiced as of period end.
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
Contract Acquisition Costs
To obtain contracts with clients, the Company pays its sales team commissions partly based on the estimated value of the contract. Because these sales commissions are incurred and paid upon contract execution and would not have been incurred or payable otherwise, they are considered incremental costs to acquire the contract; and if recoverable, are capitalized as contract acquisition costs in the period the contract is executed. Capitalized sales commissions are amortized to “Sales and marketing" expense in the Consolidated Statements of Operations based on the transfer of services over the contract term, generally one to three years for a new client or five years for long-standing client relationships. The contract acquisition costs asset is evaluated for recoverability and impairment each reporting period. For initial amortization periods one year or less, the Company recognizes any incremental costs of obtaining contracts as expense when the cost is incurred. These costs are included in "Sales and marketing" expense in the Consolidated Statements of Operations.
Stock-Based Compensation
The Company issues stock-based awards to employees and directors and offered an ESPP until its expiration in February 2021.
Stock options are recorded at fair value on the date of grant date using the Black-Scholes option-pricing model and generally vest ratably over a three to four-year period. Vested options may be exercised up to ten years from the grant date, as defined in the 2020 Plan. Vested but unexercised options expire 90 days after termination of employment with the Company. Stock-based compensation expense is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests.
RSUs are recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which the stock vests. RSUs generally vest ratably over three to four years with vesting contingent upon employment of the Company.
PSUs are stock-based awards in which the number of shares ultimately received by the employee ranges from 0% to 150% of the participant's target award depending on the Company’s achievement of specified Adjusted EBITDA and net bookings targets. PSU expense is based on a fixed grant date fair value and adjusted based on the estimated achievement of the performance metrics and recognized on a straight-line basis over the vesting period.
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
See "Note 7 — Stock-Based Compensation" for additional information.
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
Net Loss Per Common Share
Basic net income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s ESPP, non-vested RSUs and PSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of stock options, non-vested RSUs and PSUs, and shares to be purchased under our ESPP.
The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 3.3 million and 7.3 million shares for the years ended December 31, 2020 and 2019, respectively, because their effect would have been anti-dilutive.
Government Assistance
During 2020, ServiceSource received various grants from the Singapore government, including the Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. ServiceSource received approximately $1.3 million from these grants during the year ended December 31, 2020 and is expected to receive an additional $0.2 million through July 2021. There are no conditions to repay the grants. Government grants are recognized in the Company's Consolidated Statements of Operations during the same period that the expenses related to the grant are incurred if there is reasonable assurance the grant will be received, and the Company has complied with any conditions attached to the grant.
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

Note 3 — Consolidated Financial Statement Details
Property and equipment, net were comprised of the following:

		December 31,
	Depreciable Life	2020	2019

		(in thousands)
Computers and equipment	2 - 5 years	$17,904	$18,707
Software(1)	2 - 7 years	60,771	63,557
Furniture and fixtures	7 years	10,727	10,041
Leasehold improvements	Lesser of estimated useful life or life of lease	17,823	18,395
Finance leases		2,880	3,480
Property and equipment		110,105	114,180
Less: accumulated depreciation and amortization		(80,157)	(78,031)
Property and equipment, net		$29,948	$36,149
(1) Includes capitalized internally developed software as follows (in thousands):

Balance as of January 1, 2019	$18,879
Capitalized costs	6,340
Amortization expense	(5,802)
Balance as of December 31, 2019	19,417
Capitalized costs	5,076
Amortization expense	(7,701)
Balance as of December 31, 2020	$16,792
Depreciation and amortization expense related to property and equipment, which includes amortization expense for internally developed software and finance leases, was $13.9 million and $13.4 million during the years ended December 31, 2020 and 2019, respectively.
The following table presents long-lived assets by geographic location:

	December 31,
	2020	2019

	(in thousands)
NALA	$24,420	$28,283
APJ	4,456	6,580
EMEA	1,072	1,286
Property and equipment, net	$29,948	$36,149
Note 4 — Debt
Revolving Line of Credit
In July 2018, the Company entered into a $40.0 million Revolver that allows it and the other Borrower named therein to borrow against their domestic receivables as defined in the Credit Agreement. The Revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings.
As of December 31, 2020, the Company had $15.0 million of borrowings under the Revolver through a one-month Eurodollar borrowing at an effective interest rate of 2.15% maturing January 2021. An additional $11.2 million was available for borrowing under the Revolver as of December 31, 2020. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the Eurodollar borrowing.

Subsequent to December 31, 2020, the one-month $15.0 million Eurodollar borrowing was extended at an effective interest rate of approximately 2.12% maturing at the end of February 2021.
The obligations under the Credit Agreement are secured by substantially all the assets of the Borrower and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has financial covenants which the Company was in compliance with as of December 31, 2020 and 2019.
Interest Expense
Interest expense related to the amortization of debt issuance costs and interest expense associated with the Company's debt obligation was $0.5 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.
Note 5 — Leases
The Company has operating leases for office space and finance leases for certain equipment under non-cancelable agreements with various expiration dates through May 2030. Certain office leases include the option to extend the term between one to seven years and certain office leases include the option to terminate the lease upon written notice within one year after lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
During 2020, the Company entered into a 22-month sublease agreement with a third-party for one floor of its Manila office space through October 2021, extended its lease for two of its five floors in the Kuala Lumpur office space through December 2023, and extended its lease for one of its three floors in the Sofia office space through February 2026.
Subsequent to December 31, 2020, the Company entered into a sublease agreement through the end of the original lease term with a third party for two floors of its Manila office space, with total sublease income of approximately $1.4 million.
The Company recognizes rent expense and sublease income on a straight-line basis over the lease period and accrues for rent expense and sublease income incurred but not paid.
Supplemental income statement information related to leases was as follows:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Operating lease cost	$12,264	$12,000

Finance lease cost:
Amortization of leased assets	744	709
Interest on lease liabilities	88	163
Total finance lease cost	832	872

Sublease income	(3,599)	(2,166)
Net lease cost	$9,497	$10,706

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019

	(in thousands)
Operating leases:
ROU assets	$29,798	$36,396

Operating lease liabilities	$10,797	$9,652
Operating lease liabilities, net of current portion	25,975	33,716
Total operating lease liabilities	$36,772	$43,368

Finance leases:
Property and equipment	$2,880	$3,480
Accumulated depreciation	(1,963)	(1,823)
Property and equipment, net	$917	$1,657

Other current liabilities	$608	$952
Other long-term liabilities	63	671
Total finance lease liabilities	$671	$1,623
Lease term and discount rate information was as follows:

	For the Year Ended December 31,
	2020	2019
Weighted-average remaining lease term (in years):
Operating lease	5.7	5.9
Finance lease	1.0	1.8
Weighted-average discount rate:
Operating lease	6.2%	6.4%
Finance lease	6.5%	8.0%
Maturities of lease liabilities were as follows as of December 31, 2020:

	Operating Leases	Operating Subleases	Finance Leases	Total

	(in thousands)
2021	$12,846	$(3,560)	$633	$9,919
2022	9,291	(2,538)	64	6,817
2023	4,306	(623)	—	3,683
2024	3,004	—	—	3,004
2025	3,045	—	—	3,045
Thereafter	11,510	—	—	11,510
Total lease payments	44,002	(6,721)	697	37,978
Less: interest	(7,230)	—	(26)	(7,256)
Total	$36,772	$(6,721)	$671	$30,722

Note 6 — Revenue Recognition
The following tables present the disaggregation of revenue from contracts with our clients:
Revenue by Performance Obligation

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Selling services	$190,906	$213,897
Professional services	3,695	2,238
Total revenue	$194,601	$216,135
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

	For the Year Ended December 31,
	2020	2019

	(in thousands)
NALA	$111,085	$125,660
EMEA	54,975	55,801
APJ	28,541	34,674
Total revenue	$194,601	$216,135
Revenue by Contract Pricing

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Variable consideration	$142,355	$146,192
Fixed consideration	52,246	69,943
Total revenue	$194,601	$216,135
Four of our clients represented 15%, 15%, 11% and 11% of our revenue, respectively, for the year ended December 31, 2020.
Contract Assets and Liabilities
As of December 31, 2020, contract assets and liabilities were $0.5 million and $0.4 million, respectively. As of December 31, 2019, contract assets were insignificant and contract liabilities were $0.8 million.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2020, assuming none of the Company’s current contracts with fixed consideration are renewed, the Company estimates receiving approximately $35.9 million in future selling services fixed consideration and approximately $0.4 million in professional services fixed consideration.
Contract Acquisition Costs
As of December 31, 2020 and 2019, capitalized contract acquisition costs were $0.9 million and $1.6 million, respectively. The Company recorded amortization expense related to capitalized contract acquisition costs of $0.8 million and $1.3 million for the year ended December 31, 2020 and 2019, respectively.
Impairment recognized on contract costs was insignificant for the years ended December 31, 2020 and 2019.

Note 7 — Stock-Based Compensation
2020 Equity Incentive Plan
The 2020 Plan was approved by the Company’s stockholders on May 14, 2020 and expires March 4, 2025. The 2020 Plan provides for the Company's common stock to be issued pursuant to permitted awards, which include, but are not limited to, options, stock appreciation rights, restricted stock units, performance stock units and other cash and stock-based awards. As of December 31, 2020, 3.5 million shares were available for grant under the 2020 Plan.
On May 14, 2020, following the approval of the 2020 Plan, the Company’s board of directors terminated the 2011 Plan with the effect that no additional awards may be issued under the 2011 Plan and all outstanding awards under the 2011 Plan shall continue and be unaffected by the termination of the 2011 Plan.
2020 PSU Awards
During May 2020 and prior to expiration of the 2011 Plan, the Company granted PSUs to certain executives under the 2011 Plan. The aggregate target number of shares outstanding as of December 31, 2020 subject to these awards is 0.7 million, with an aggregate grant date fair value of $0.9 million. The number of shares ultimately received related to these awards ranges from 0% to 150% of the executive's target award depending on the Company's achievement of specified Adjusted EBITDA and net bookings targets over a two-year performance period and will vest on the third anniversary of the grant date.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company’s Consolidated Statements of Operations:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Cost of revenue	$389	$538
Sales and marketing	1,416	1,772
Research and development	57	41
General and administrative	3,003	2,811
Total stock-based compensation	$4,865	$5,162
The above table does not include capitalized stock-based compensation related to internal-use software that was insignificant for the years ended December 31, 2020 and 2019.
Fair Value of Equity Compensation
The Black-Scholes option-pricing model assumptions for stock options were as follows:

	For the Year Ended December 31,
	2020	2019
Expected term (in years)	5.0	5.0
Expected volatility	56%	55% - 59%
Risk-free interest rate	0.75%	1.39% - 2.57%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$0.63	$0.47
The Black-Scholes option-pricing model assumptions for purchase rights under the ESPP were as follows:

For the Year Ended December 31,
	2020	2019
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	53% - 60%	39% - 97%
Risk-free interest rate	0.12% - 1.52%	1.67% - 2.47%
Expected dividend yield	—%	—%

Stock Awards
A summary of the Company's stock option activity and related information was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2019	4,146	$2.16		1,580
Granted	20	$1.32
Exercised	(212)	$1.20
Expired and/or forfeited	(924)	$2.60
Outstanding as of December 31, 2020	3,030	$2.09	5.15	$1,372
Exercisable as of December 31, 2020	2,437	$2.31	5.25	$983

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Fair value of options vested	$733	$865
Intrinsic value of options exercised	$46	$—
As of December 31, 2020, there was $0.3 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.8 years.
A summary of the Company's RSU and PSU activity and related information was as follows:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of December 31, 2019	5,305	$1.88
Granted	5,617	$1.43
Vested(1)	(1,944)	$1.95
Forfeited	(1,963)	$1.70
Non-vested as of December 31, 2020	7,015	$1.55
(1) 1,845 shares of common stock were issued for RSUs and PSUs vested and the remaining 99 shares were withheld for taxes.

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Fair value of RSUs and PSUs vested	$2,940	$2,076
As of December 31, 2020, there was $7.5 million of unrecognized compensation expense related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

Note 8 — Restructuring and Other Related Costs
The Company has undergone restructuring efforts to better align its cost structure with its business and market conditions. These restructuring efforts include severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans and future cash outlays are recorded in "Accrued expenses" and "Other long-term liabilities" in the Consolidated Balance Sheets as of December 31, 2020 and 2019.
During 2020, the Company announced a restructuring effort to align with its virtual-first operating model and reduce the operating cost structure resulting in a reduction of headcount and office lease costs. The Company recognized charges related to this restructuring effort of $0.8 million for the year ended December 31, 2020 and expects to incur approximately $1.0 million in additional costs through 2021.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the 2020 restructuring effort:

	Severance and Other Employee Costs	Lease Termination Costs	Total

	(in thousands)
Balance as of January 1, 2020	$—	$—	$—
Restructuring and other related costs	780	59	839
Cash paid	(442)	—	(442)
Balance as of December 31, 2020	$338	$59	$397
During 2019, the Company announced a restructuring effort resulting in a reduction of headcount and office lease costs. The Company recognized charges related to this restructuring effort of $0.7 million and $1.9 million for the year ended December 31, 2020 and 2019, respectively. The Company does not expect to incur additional restructuring charges related to the 2019 restructuring.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the 2019 restructuring effort:

	Severance and Other Employee Costs	Lease Termination Costs	Total

	(in thousands)
Balance as of January 1, 2019	$—	$—	$—
Restructuring and other related costs	1,806	123	1,929
Cash paid	(1,624)	(123)	(1,747)
Balance as of December 31, 2019	182	—	182
Restructuring and other related costs	703	—	703
Cash paid	(866)	—	(866)
Change in estimates and non-cash charges	(19)	—	(19)
Balance as of December 31, 2020	$—	$—	$—

In May 2017, the Company announced a restructuring effort resulting in a headcount reduction and the reduction of office space in four locations. The Company does not expect to incur additional restructuring charges related to the May 2017 restructuring.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the May 2017 restructuring effort:

	Severance and Other Employee Costs	Lease and Other Contract Termination Costs	Asset Impairments	Total

	(in thousands)
Balance as of January 1, 2017	$—	$—	$—	$—
Restructuring and other related costs	3,483	2,939	886	7,308
Cash paid	(3,060)	(1,185)	—	(4,245)
Change in estimates and non-cash charges	—	—	(886)	(886)
Acceleration of stock-based compensation expense in additional paid-in capital	(352)	—	—	(352)
Balance as of December 31, 2017	71	1,754	—	1,825
Restructuring and other related costs	120	89	—	209
Cash paid	(188)	(1,133)	—	(1,321)
Change in estimates and non-cash charges	(3)	252	—	249
Balance as of December 31, 2018	—	962	—	962
Cash paid	—	(183)	—	(183)
Change in estimates and non-cash charges	—	(63)	—	(63)
Balance as of December 31, 2019	—	716	—	716
Cash paid	—	(182)	—	(182)
Change in estimates and non-cash charges	—	(63)	—	(63)
Balance as of December 31, 2020	$—	$471	$—	$471
Note 9 — Income Taxes
Loss from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
U.S.	$(18,278)	$(9,877)
International	446	(8,363)
Loss before provision for income taxes	$(17,832)	$(18,240)

The income tax provision consisted of the following:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Current:
Federal	$121	$181
Foreign	559	189
State and local	43	58
Total current income tax provision	723	428
Deferred:
Federal	(13)	65
Foreign	7	(6)
State and local	(8)	(44)
Total deferred income tax provision	(14)	15
Income tax provision	$709	$443
The following table provides a reconciliation of income taxes provided at the federal statutory rate of 21% for the years ended December 31, 2020 and 2019 to the income tax provision:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
U.S. income tax at federal statutory rate	$(3,745)	$(3,830)
State income taxes, net of federal benefit	(1,575)	238
Share-based compensation	277	2,241
Foreign tax rate differential	(1,749)	374
Permanent differences	3,355	403
Tax credits	—	(136)
Valuation allowance	3,756	1,128
Other, net	390	25
Income tax provision	$709	$443
In November 2015, the Philippine Economic Zone Authority granted a four-year tax holiday to the Company's Philippine affiliate, commencing with its fiscal year beginning January 1, 2016. The earnings per share benefit in 2020 and 2019 was not material.The Company has applied for the tax holiday extension, however, as of December 31, 2020 the extension has not been granted. Therefore, the Company included tax on modified gross receipts in the current income tax calculation.
In December 2013, Malaysia granted a ten-year tax holiday to the Company’s Malaysia affiliate, commencing with its fiscal year beginning January 1, 2014. This resulted in a tax benefit in fiscal 2013 of approximately $0.2 million from the elimination of the Malaysia subsidiary’s deferred tax liabilities. The earnings per share benefit in 2019 and 2020 was not material.

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2020 and 2019. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods:

	December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Accrued liabilities	$5,710	$6,576
Share-based compensation	864	879
Net operating loss carryforwards	84,450	81,533
Tax credits	7,310	7,410
Amortization of tax intangibles	—	525
Interest	187	123
Total deferred tax assets	98,521	97,046
Deferred tax liabilities:
Property and equipment	(3,423)	(5,037)
ROU assets	(3,704)	(4,631)
Amortization of tax intangibles	(232)	—
Other, net	(533)	(583)
Total deferred tax liabilities	(7,892)	(10,251)
Net deferred tax assets	90,629	86,795
Less: valuation allowance	(90,899)	(87,078)
Net deferred tax liabilities	$(270)	$(283)
As of December 31, 2020 and 2019, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740 wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company's deferred tax assets, management considers all available evidence, both positive and negative.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2020. Accordingly, a valuation allowance of $90.9 million has been recorded to offset this deferred tax asset. The valuation allowance decreased $3.8 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.
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
Operating Loss and Tax Credit Carryforwards
As of December 31, 2020, the Company had $2.7 million of U.S. federal research and development credits which expire beginning in 2031 and $3.7 million of California research and development credits which do not expire. The Company also has $0.5 million of California Enterprise Zone Credits which expire beginning in 2023 if not utilized and $1.3 million of other state tax credits which expire beginning in 2024 if not utilized.

As of December 31, 2020, the Company had net operating loss carryforwards of approximately $316.7 million for federal income tax purposes of which $52.0 million can be carried forward indefinitely and the remaining $264.8 million will expire at various dates beginning in 2024. The Company has $248.6 million in state net operating losses. These losses are available to reduce taxable income and expire at various dates beginning in 2021. The Company also has foreign net operating loss carryforwards of approximately $15.4 million of which $14.6 million is indefinitely available to reduce taxable income and will expire in 2025.
Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. Management believes that the limitation will not limit utilization of the carryforwards prior to their expiration.
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
The Company's 2016 through 2020 tax years generally remain subject to examination by federal, state and foreign tax authorities.  As the Company has incurred losses in most jurisdictions, the taxing authorities can generally challenge 2006 through 2015 losses to determine either the amount of the carryforward deduction reported in the open year or the amount of an net operating loss deduction that is absorbed in a closed year and supports the determination of the available net operating loss deduction for the open year under examination.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2019	$944
Additions based on tax positions related to the current year	20
Balance as of December 31, 2019	964
Additions based on tax positions related to the current year	12
Reductions for tax positions of prior years	(11)
Balance as of December 31, 2020	$965
As of December 31, 2020, the Company had a liability for unrecognized tax benefits of $1.0 million, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2020 and 2019, interest and penalties recognized were insignificant.
Note 10 — Employee Benefit Plan
The Company maintains a 401(k) defined contribution plan that covers eligible employees. Employer matching contributions, which may be discontinued at the Company’s discretion, were approximately $1.3 million and $1.5 million during the years ended December 31, 2020 and 2019, respectively.
Note 11 — Commitments and Contingencies
Letter of Credit
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in our Consolidated Balance Sheets.

Non-cancelable Service Contract Commitments
Future minimum payments under non-cancelable service contract commitments were as follows:

December 31, 2020
(in thousands)
2021	$10,385
2022	9,699
2023	7,993
2024	821
Thereafter	—
Total	$28,898

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ServiceSource International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ServiceSource International, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of revenue accruals
Description of the Matter	As more fully described in Note 2 to the consolidated financial statements, a significant portion of the Company’s contracts is based on a pay-for-performance model in which commission revenue is based on a volume of closed bookings each time period. Significant judgment is required to estimate such accrued commission revenue at year end for amounts that the Company has not yet invoiced. At December 31, 2020, the Company recorded $16.3 million of accrued commission revenue.

Auditing accrued commission revenue was subjective and involved significant audit effort due to the amount of the commission revenue accrual and the subjectivity applied in our audit procedures, including the testing of closed bookings which is an underlying assumption of the accrual.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls relating to accrued commission revenue, including management’s review of the completeness and accuracy of data used in the accrual. For example, we tested the Company’s controls over management’s review of the underlying data used in the commission revenue accrual and controls over management’s review of the amounts subsequently invoiced compared to the amounts accrued.

To test the Company’s calculation of the commission revenue accrual, our audit procedures included, among others, testing the completeness and accuracy of underlying data used in the calculation, and comparing the commission revenue accrual to actual invoices for closed bookings approved subsequent to year end. We also performed analytical procedures by developing expectations of the amount of the commission revenue accrual for which actual invoices have not been approved as of the financial statement issuance date based on historical activity.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Denver, Colorado
February 24, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ServiceSource International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited ServiceSource International, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ServiceSource International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
February 24, 2021

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
Based on management’s evaluation, our CEO and CFO concluded that as of December 31, 2020 our disclosure controls and procedures are designed to, and are effective to, provide at a reasonable assurance level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the COSO. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our 2021 Proxy Statement. Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2021 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2021 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Board Committees” in our 2021 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Code of Business Conduct and Ethics” in our 2021 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Delinquent Section 16(a) Reports" in our 2021 Proxy Statement.
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
The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth in the Notes to the Consolidated Financial Statements above, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2021 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained under the captions “Related Person Transactions" and "Delinquent Section 16(a) Reports” and “Director Independence” in our 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2021 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    (1) Financial Statements
Consolidated Financial Statements filed as part of this annual report are listed under Part II, Item 8 of this Form 10-K.
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

ITEM 16.	FORM 10-K SUMMARY
None.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviations or acronyms	Definition
2011 Plan	2011 Equity Incentive Plan
2020 Plan	2020 Equity Incentive Plan
2021 Proxy Statement	Proxy statement for our 2021 annual meeting of stockholders
APJ	Asia Pacific-Japan
ARO	Asset retirement obligation
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASC 842	Accounting Standards Codification Topic 842, Leases
ASU	Accounting Standards Update
AWS	Amazon Web Services
B2B	Business-to-business
B2C	Business-to-consumer
Borrowers	ServiceSource International, Inc. and ServiceSource Delaware, Inc.
BPaaS	Business Process-as-a-Service
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CJXTM	Customer journey experience trademark
COVID-19	Coronavirus disease 2019
CRM	Customer relationship management
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMEA	Europe, Middle East and Africa
ERP	Enterprise resource planning
ESPP	2011 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
IaaS	Infrastructure-as-a-service
IDC	International Data Corporation
IoT	Internet of things
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KPI	Key performance indicator
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NALA	North America and Latin America
PaaS	Platform-as-a-service
PSU	Performance-based restricted stock unit
Revolver	Senior secured revolving line of credit
ROU	Right-of-use
RSU	Restricted stock unit
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
SPA	Sales performance analysis
SSP	Stand-alone selling price
U.S.	United States

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of the Company filed May 22, 2018	10-Q	001-35108	3.1	08/06/2018
3.2	Amended and Restated Bylaws of the Company dated March 28, 2016	8-K	001-35108	3.2	03/31/2016
4.1	Registration and Information Rights Agreement dated as of December 8, 2006, between the Registrant and GA SS Holding LLC, SSLLC Holdings, Inc., Housatonic Micro Fund SBIC, LP and Housatonic Equity Investors SBIC, LP	S-1/A	333-171271	4.1	02/25/2011
4.2	Specimen common stock certificate of the Registrant	S-1/A	333-171271	4.3	03/11/2011
4.3	Description of Capital Stock	10-K	001-35108	4.3	02/19/2020
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1	333-171271	10.1	12/20/2010
10.2†	Employment and Confidential Information Agreement dated as of January 22, 2019, between the Company and Gary B. Moore	8-K	001-35108	10.1	01/28/2019
10.3	Revolving Loan Credit Agreement, dated as of July 30, 2018, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as Borrowers, and Compass Bank, as Lender	8-K	001-35108	10.1	08/02/2018
10.4†	Non-employee Director Deferred Compensation Plan	10-Q	001-35108	10.1	05/07/2020
10.5†	2011 Equity Incentive Plan and forms of agreements thereunder	S-8	333-173116	4.4	03/28/2011
10.6†	2011 Equity Incentive Plan form of Restricted Stock Award Agreement	8-K	001-35108	10.1	02/10/2012
10.7†	2011 Equity Incentive Plan form of Share Option Award Agreement (adopted October 2019)	10-Q	001-35108	10.1	10/29/2019
10.8†	2011 Equity Incentive Plan form of Restricted Stock Award Agreement (adopted October 2019)	10-Q	001-35108	10.2	10/29/2019
10.9†	2011 Employee Stock Purchase Plan and form of agreement thereunder	S-8	333-173116	4.5	03/28/2011
10.10†	2020 Equity Incentive Plan	S-8	333-239211	10.1	06/16/2020
10.11†	2020 Equity Incentive Plan form of Performance Stock Unit Award Agreement	10-Q	001-35108	10.2	07/29/2020
10.12†	2020 Equity Incentive Plan form of Restricted Stock Award Agreement					X
10.13†	2020 Equity Incentive Plan form of Share Option Award Agreement					X
10.14†	CFO Transition Agreement					X

10.15†	Employment and Confidential Information Agreement dated as of November 16, 2017, between the Company and Chad W. Lyne	X
21.1	List of subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC.

Dated:	February 24, 2021	By:	/s/ GARY B. MOORE
Gary B. Moore
Chief Executive Officer and Director (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Patricia Elias, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the ServiceSource International, Inc. and in the capacities and on the dates indicated.

Date	Signature	Title
February 24, 2021	/s/ GARY B. MOORE	Chief Executive Officer and Director (Principal Executive Officer)
Gary B. Moore

February 24, 2021	/s/ CHAD W. LYNE	Chief Financial Officer (Principal Financial and Accounting Officer)
Chad W. Lyne

February 24, 2021	/s/ ANDREW M. BAKER	Director
Andrew M. Baker

February 24, 2021	/s/ JOHN R. FERRON	Director
John R. Ferron

February 24, 2021	/s/ JOHN R. HARRIS	Director
John R. Harris

February 24, 2021	/s/ JOHN A. MEYER	Director
John A. Meyer

February 24, 2021	/s/ JANE OKUN BOMBA	Director
Jane Okun Bomba

February 24, 2021	/s/ ROBIN L. SMITH	Director
Dr. Robin L. Smith

February 24, 2021	/s/ RICHARD G. WALKER	Director
Richard G. Walker