Form 10-Q
period 2021-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2021-04-28
CIK 1310114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐    No  ☒
As of April 23, 2021, 97,348,525 shares of common stock of ServiceSource International, Inc. were outstanding.

Item 1. Financial Statements (unaudited)

ServiceSource International, Inc.
Consolidated Balance Sheets
(in thousands, except per share and par value amounts)
(unaudited)
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$34,171	$34,006
Accounts receivable, net	34,578	38,890
Prepaid expenses and other	10,876	9,275
Total current assets	79,625	82,171

Property and equipment, net	26,998	29,948
ROU assets	27,515	29,798
Contract acquisition costs	757	872
Goodwill	6,334	6,334
Other assets	3,580	3,490
Total assets	$144,809	$152,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,151	$1,204
Accrued expenses	2,728	3,217
Accrued compensation and benefits	15,313	18,342
Revolver	15,000	15,000
Operating lease liabilities	10,365	10,797
Other current liabilities	827	1,209
Total current liabilities	49,384	49,769

Operating lease liabilities, net of current portion	23,739	25,975
Other long-term liabilities	2,302	1,593
Total liabilities	75,425	77,337

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 97,470 shares issued and 97,349 shares outstanding as of March 31, 2021; 97,248 shares issued and 97,127 shares outstanding as of December 31, 2020	10	10
Treasury stock	(441)	(441)
Additional paid-in capital	382,314	379,696
Accumulated deficit	(313,442)	(304,607)
Accumulated other comprehensive income	943	618
Total stockholders’ equity	69,384	75,276
Total liabilities and stockholders’ equity	$144,809	$152,613
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net revenue	$45,023	$50,114
Cost of revenue	34,067	35,560
Gross profit	10,956	14,554
Operating expenses:
Sales and marketing	4,030	7,268
Research and development	1,160	1,181
General and administrative	12,190	10,688
Restructuring and other related costs	920	467
Total operating expenses	18,300	19,604
Loss from operations	(7,344)	(5,050)
Interest and other expense, net	(1,160)	(874)
Loss before provision for income taxes	(8,504)	(5,924)
Provision for income tax expense	(331)	(18)
Net loss	$(8,835)	$(5,942)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.06)
Weighted-average common shares outstanding:
Basic and diluted	97,234	94,968
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(8,835)	$(5,942)
Other comprehensive income
Foreign currency translation adjustments	325	498
Other comprehensive income	325	498
Comprehensive loss	$(8,510)	$(5,444)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	97,248	$10	(121)	$(441)	$379,696	$(304,607)	$618	$75,276
Net loss	—	—	—	—	—	(8,835)	—	(8,835)
Other comprehensive income	—	—	—	—	—	—	325	325
Stock-based compensation	—	—	—	—	2,486	—	—	2,486
Issuance of common stock, RSUs	73	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	149	—	—	—	132	—	—	132
Balance at March 31, 2021	97,470	$10	(121)	$(441)	$382,314	$(313,442)	$943	$69,384

	Common Stock		Treasury Shares/Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	94,972	$9	(121)	$(441)	$374,525	$(286,066)	$410	$88,437
Net loss	—	—	—	—	—	(5,942)	—	(5,942)
Other comprehensive income	—	—	—	—	—	—	498	498
Stock-based compensation	—	—	—	—	1,066	—	—	1,066
Issuance of common stock, RSUs	178	1	—	—	(1)	—	—	—
Proceeds from the exercise of stock options and ESPP	112	—	—	—	76	—	—	76
Balance at March 31, 2020	95,262	$10	(121)	$(441)	$375,666	$(292,008)	$908	$84,135
The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,835)	$(5,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,657	3,396
Amortization of contract acquisition costs	167	279
Amortization of ROU assets	2,391	2,313
Stock-based compensation	2,475	1,045
Restructuring and other related costs	902	431
Other	265	18
Net changes in operating assets and liabilities:
Accounts receivable, net	4,131	(1,722)
Prepaid expenses and other assets	(2,099)	1,323
Contract acquisition costs	(51)	9
Accounts payable	3,952	(3,253)
Accrued compensation and benefits	(3,673)	(1,210)
Operating lease liabilities	(2,738)	(1,838)
Accrued expenses	(511)	223
Other liabilities	504	(741)
Net cash provided by (used in) operating activities	537	(5,669)
Cash flows from investing activities:
Purchases of property and equipment	(1,019)	(1,557)
Net cash used in investing activities	(1,019)	(1,557)
Cash flows from financing activities:
Repayment on finance lease obligations	(161)	(238)
Proceeds from Revolver	—	27,000
Proceeds from issuance of common stock	132	76
Net cash (used in) provided by financing activities	(29)	26,838
Effect of exchange rate changes on cash and cash equivalents and restricted cash	650	480
Net change in cash and cash equivalents and restricted cash	139	20,092
Cash and cash equivalents and restricted cash, beginning of period	36,326	29,383
Cash and cash equivalents and restricted cash, end of period	$36,465	$49,475
Supplemental disclosures of cash flow information:
Cash paid for interest	$105	$55
Supplemental disclosures of non-cash activities:
Purchases of property and equipment accrued in accounts payable and accrued expenses	$9	$10
ROU assets obtained in exchange for new lease liabilities	$618	$204
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
“ServiceSource,” “the Company,” “we,” “us,” or “our,” as used herein, refer to ServiceSource International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.
For a summary of commonly used industry terms and abbreviations used in this quarterly report on Form 10-Q, see the Glossary of Terms.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements include the accounts of ServiceSource International, Inc. and its wholly owned subsidiaries and have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information. All intercompany balances and transactions have been eliminated in consolidation. These financial statements do not include all the information required by GAAP for annual financial statements. The unaudited Consolidated Balance Sheet as of December 31, 2020 has been derived from the Company’s audited annual Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021. In the opinion of management, these Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. These Consolidated Financial Statements and accompanying notes should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020, included in our annual report on Form 10-K. Interim results are not necessarily indicative of results for the entire year.
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
Cash Equivalents and Restricted Cash
The Company follows a three-tier fair value hierarchy, which is described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are classified as a Level 1 investment.
Restricted cash consists of cash in money market accounts that are used to secure letters of credit in connection with two of our leased facilities. Restricted cash is recorded within "Other assets" in the Consolidated Balance Sheets and is classified as a Level 1 investment. The Company had restricted cash of $2.3 million as of March 31, 2021 and December 31, 2020.

The Company did not have any other financial instruments or debt measured at fair value as of March 31, 2021 and December 31, 2020. There were no transfers between levels during the three months ended March 31, 2021 and 2020.
Government Assistance
During 2020, ServiceSource received various grants from the Singapore government, including the Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. ServiceSource received $1.3 million related to these grants during the year ended December 31, 2020 and is expected to receive an additional $0.2 million through August 2021. There are no conditions to repay the grants. Government grants are recognized in the Company's Consolidated Statements of Operations during the same period that the expenses related to the grant are incurred if there is reasonable assurance the grant will be received, and the Company has complied with any conditions attached to the grant.
New Accounting Standards Adopted
Income Taxes
In December 2019, the FASB issued an ASU that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021 and the effects of this standard were applied prospectively to eligible costs incurred on or after January 1, 2021. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.
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
Note 3 — Debt
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
As of March 31, 2021, the Company had $15.0 million of borrowings under the Revolver through a one-month Eurodollar borrowing at an effective interest rate of 2.11% maturing April 2021. An additional $14.7 million was available for borrowing under the Revolver as of March 31, 2021. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the Eurodollar borrowing.
Subsequent to March 31, 2021, the one-month $15.0 million Eurodollar borrowing was extended at an effective interest rate of approximately 2.11% maturing May 2021.
The obligations under the Credit Agreement are secured by substantially all the assets of the Borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has financial covenants which the Company was in compliance with as of March 31, 2021 and December 31, 2020.
Interest Expense
Interest expense related to the amortization of debt issuance costs and interest expense associated with the Company's debt obligation was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
Note 4 — Leases
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
During 2021, the Company entered into a sublease agreement through the end of the original lease term with a third party for two floors of its Manila office space and extended its lease for a portion of its Yokohama office space through May 2024.
Supplemental income statement information related to leases was as follows:

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Operating lease cost	$2,941	$3,107

Finance lease cost:
Amortization of leased assets	159	188
Interest on lease liabilities	11	31
Total finance lease cost	170	219

Sublease income	(1,098)	(892)
Net lease cost	$2,013	$2,434

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020

	(in thousands)
Operating leases:
ROU assets	$27,515	$29,798

Operating lease liabilities	$10,365	$10,797
Operating lease liabilities, net of current portion	23,739	25,975
Total operating lease liabilities	$34,104	$36,772

Finance leases:
Property and equipment	$2,868	$2,880
Accumulated depreciation	(2,119)	(1,963)
Property and equipment, net	$749	$917

Other current liabilities	$499	$608
Other long-term liabilities	11	63
Total finance lease liabilities	$510	$671

Lease term and discount rate information was as follows:

	For the Three Months Ended March 31,
	2021	2020
Weighted-average remaining lease term (in years):
Operating lease	5.6	5.9
Finance lease	0.8	1.6
Weighted-average discount rate:
Operating lease	6.2%	6.4%
Finance lease	6.5%	7.8%

Maturities of lease liabilities were as follows as of March 31, 2021:

	Operating Leases	Operating Sublease	Finance Leases	Total

	(in thousands)
Remainder of 2021	$9,584	$(3,789)	$461	$6,256
2022	9,406	(2,538)	64	6,932
2023	4,434	(623)	—	3,811
2024	3,020	—	—	3,020
2025	2,970	—	—	2,970
Thereafter	11,281	—	—	11,281
Total lease payments	40,695	(6,950)	525	34,270
Less: interest	(6,591)	—	(15)	(6,606)
Total	$34,104	$(6,950)	$510	$27,664
Note 5 — Revenue Recognition
The following tables present the disaggregation of revenue from contracts with our clients:
Revenue by Performance Obligation

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Selling services	$44,328	$49,173
Professional services	695	941
Total revenue	$45,023	$50,114

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

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
NALA	$25,334	$28,473
EMEA	12,769	14,007
APJ	6,920	7,634
Total revenue	$45,023	$50,114
Revenue by Contract Pricing

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Variable consideration	$33,211	$36,366
Fixed consideration	11,812	13,748
Total revenue	$45,023	$50,114
Contract Balances
As of March 31, 2021, contract assets and liabilities were $0.0 million and $0.2 million, respectively. As of December 31, 2020, contract assets and liabilities were $0.5 million and $0.4 million, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2021, assuming none of the Company’s current contracts with fixed consideration are renewed, the Company estimates receiving approximately $29.5 million in future selling services fixed consideration and approximately $0.2 million in professional services fixed consideration.
Contract Acquisition Costs
As of March 31, 2021 and December 31, 2020, capitalized contract acquisition costs were $0.8 million and $0.9 million, respectively. The Company recorded amortization expense related to capitalized contract acquisition costs of $0.2 million for the three months ended March 31, 2021 and 2020.
Impairment recognized on contract costs was insignificant for the three months ended March 31, 2021 and 2020.
Note 6 — Stock-Based Compensation
ESPP
The Company previously offered an ESPP until its expiration in February 2021.
2021 PSU Awards
During March 2021, the Company granted PSUs under the 2020 Plan to certain executives in which the number of shares ultimately received depends on the Company's achievement of two performance goals for fiscal year 2021 and a rTSR modifier based on the Company's rTSR for fiscal years 2021, 2022, and 2023 compared to a peer group. The aggregate target number of shares subject to these awards is 0.8 million. The awards were valued on the grant date using a Monte Carlo simulation for the rTSR modifier and using the Company’s closing stock price for the performance metrics for an aggregate grant date fair value of $1.2 million. The number of shares ultimately received related to these awards will range from 0% to 173% of the participant's target award and will vest on the third anniversary of the grant date. The Company's expense will be recognized over the service period and adjusted based on estimated achievement of the performance goals.
Additionally, certain senior leaders elected to receive a portion of their annual cash corporate incentive plan in PSUs. The Company granted the PSUs under the 2020 Plan during March 2021. The number of shares ultimately received depends on the

Company's achievement of specified revenue, Adjusted EBITDA, and free cash flow performance goals for fiscal year 2021. The aggregate target number of shares subject to these awards is 0.4 million. The awards were valued using the Company's closing stock price on the grant date and had an aggregate grant date fair value of $0.6 million. The number of shares ultimately received related to these awards ranges from 0% to 200% of the participant's target award and will vest on the first anniversary of the grant date. The Company's expense will be recognized over the service period and adjusted based on estimated achievement of the performance targets.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense as allocated within the Company's Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Cost of revenue	$130	$45
Sales and marketing	191	377
Research and development	15	18
General and administrative	2,139	605
Total stock-based compensation	$2,475	$1,045
The above table does not include capitalized stock-based compensation related to internal-use software that was insignificant for the three months ended March 31, 2021 and 2020.
Stock Awards
A summary of the Company's stock option activity and related information was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2020	3,030	$2.09		$1,372
Exercised	(268)	$1.18
Expired and/or forfeited	(397)	$2.03
Outstanding as of March 31, 2021	2,365	$2.21	5.89	$552
Exercisable as of March 31, 2021	2,118	$2.33	5.61	$431
As of March 31, 2021, there was $0.1 million of unrecognized compensation expense related to previously granted stock options, which is expected to be recognized over a weighted-average period of 1.5 years.
A summary of the Company's RSU and PSU activity and related information was as follows:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of December 31, 2020	7,015	$1.55
Granted	1,957	$1.59
Vested	(73)	$1.98
Forfeited	(940)	$1.69
Non-vested as of March 31, 2021	7,959	$1.54
As of March 31, 2021, there was $6.7 million of unrecognized compensation expense related to previously granted RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options and unvested RSUs and PSUs. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 1.2 million and 4.2 million shares for the three months ended March 31, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

Note 7 — Restructuring and Other Related Costs
The Company has undergone restructuring efforts to better align its cost structure with its business and market conditions. These restructuring efforts include severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans and future cash outlays are recorded in "Accrued expenses," "Accrued compensation," and "Other long-term liabilities" in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.
During 2020, the Company announced a restructuring effort to align with its virtual-first operating model and reduce the operating cost structure resulting in a reduction of headcount and office lease costs. The Company recognized charges related to this restructuring effort of $0.9 million for the three months ended March 31, 2021 and expects to incur approximately $0.1 million in additional costs through 2021.
The following table presents a reconciliation of the beginning and ending fair value liability balance related to the 2020 restructuring effort:

	Severance and Other Employee Costs	Lease Termination Costs	Total

	(in thousands)
Balance as of January 1, 2020	$—	$—	$—
Restructuring and other related costs	780	59	839
Cash paid	(442)	—	(442)
Balance as of December 31, 2020	338	59	397
Restructuring and other related costs	842	78	920
Cash paid	(968)	(59)	(1,027)
Balance as of March 31, 2021	$212	$78	$290
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
The gross amount of the Company’s unrecognized tax benefits was $1.0 million as of March 31, 2021 and December 31, 2020, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2021 and 2020, interest and penalties recognized were insignificant.
Note 9 — Commitments and Contingencies
Letters of Credit
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.

Non-cancelable Service Contract Commitments
Future minimum payments under non-cancelable service contract commitments were as follows:

March 31, 2021
(in thousands)
Remainder of 2021	$10,308
2022	10,266
2023	8,183
2024	828
Thereafter	—
Total	$29,585

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto which appear elsewhere in this quarterly report on Form 10-Q.
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believe,” “project,” "target," "forecast," “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and variations of such words or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those identified elsewhere in this report, including the risks and uncertainties related to the impact and duration of the COVID-19 pandemic, as well as those discussed in the sections of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021 entitled “Forward Looking Statements” and “Risk Factors” and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by applicable law.
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
“ServiceSource,” “the Company,” “we,” “us,” or “our,” as used herein, refer to ServiceSource International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.
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
We believe we have sufficient liquidity on hand to continue business operations during this volatile period. As of March 31, 2021, we had total available liquidity of $48.9 million consisting of cash on hand and availability under our Revolver. See "Liquidity and Capital Resources" for additional information.
There was no material adverse impact on the results of operations for the three months ended March 31, 2021 as a result of the COVID-19 pandemic. We expect to continue to invest capital to allow our employees to function in our virtual, work-from-home operating model. However, we are benefiting and will continue to benefit from decreases in certain costs related to our facilities and reduced travel and entertainment costs.
During 2020, ServiceSource received various grants from the Singapore government, including the Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. ServiceSource received $1.3 million related to these grants during the year ended December 31, 2020 and is expected to receive an additional $0.2 million through August 2021.

The situation surrounding COVID-19 remains fluid and the potential for a negative impact on our financial condition and results of operations increases the longer the virus impacts the economic activity in the U.S. and globally. See “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 for additional information.
Key Financial Results for the Three Months Ended March 31, 2021
•GAAP revenue was $45.0 million compared with $50.1 million reported for the same period in 2020.
•GAAP net loss was $8.8 million or $0.09 per diluted share, compared with GAAP net loss of $5.9 million or $0.06 per diluted share reported for the same period in 2020.
•Adjusted EBITDA, a non-GAAP financial measure, was negative $0.2 million compared with positive $0.1 million reported for the same period in 2020. See “Non-GAAP Financial Measurements” below for a reconciliation of Adjusted EBITDA from net loss.
•Ended the quarter with $36.5 million of cash and cash equivalents and restricted cash and $15.0 million of borrowings under the Company’s $40.0 million Revolver.
Results of Operations
For the Three Months Ended March 31, 2021 Compared to the Same Period Ended March 31, 2020
Net Revenue, Cost of Revenue and Gross Profit
Net revenue is primarily attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We also generate revenues from selling professional services.
Cost of revenue includes employee compensation, technology costs, including those related to the delivery of our cloud-based technologies, and allocated overhead expenses which consist of depreciation, amortization of internally developed software, facility and technology costs.

	For the Three Months Ended March 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$45,023	100%	$50,114	100%	$(5,091)	(10)%
Cost of revenue	34,067	76%	35,560	71%	(1,493)	(4)%
Gross profit	$10,956	24%	$14,554	29%	$(3,598)	(25)%
Net revenue decreased $5.1 million, or 10%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to client churn and lower bookings.
Cost of revenue decreased $1.5 million, or 4%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the following:
•$1.2 million decrease in employee related costs associated with a reduction in headcount and lower travel and entertainment expenditures;
•$0.8 million decrease in facility costs primarily related to reduced headcount, transitioning to a virtual-first operating model, and sublease income; partially offset by
•$0.6 million increase in depreciation and amortization expense.

Operating Expenses

	For the Three Months Ended March 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$4,030	9%	$7,268	15%	$(3,238)	(45)%
Research and development	1,160	3%	1,181	2%	(21)	(2)%
General and administrative	12,190	27%	10,688	21%	1,502	14%
Restructuring and other related costs	920	2%	467	1%	453	97%
Total operating expenses	$18,300	41%	$19,604	39%	$(1,304)	(7)%
Sales and Marketing
Sales and marketing expenses primarily consist of employee compensation expense and sales commissions paid to our sales and marketing employees, amortization of contract acquisition costs, marketing programs and events, and allocated overhead expenses, which consist of depreciation, amortization of internally developed software, and facility and technology costs.
Sales and marketing expenses decreased $3.2 million, or 45%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a $2.3 million decrease in employee related costs associated with a reduction in headcount, lower bookings, and lower travel and entertainment expenditures, a $0.8 million decrease in information technology and facility costs related to transitioning to a virtual-first operating model, and a $0.2 million decrease in marketing cost.
Research and Development
Research and development expenses primarily consist of employee compensation expense, third-party consultant costs and allocated overhead expenses, which consist of amortization of internally developed software, facility and technology costs.
Research and development expenses decreased 2%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to $0.2 million decrease in information technology costs related to transitioning to a virtual-first operating model, offset by a $0.2 million reduction in third-party capitalizable software development costs and other professional fees.
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
General and administrative expenses increased $1.5 million, or 14%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the following:
•$1.5 million increase in stock-based compensation costs;
•$1.0 million increase in information technology and facility costs due to lower headcount in cost of revenue; partially offset by
•$0.8 million decrease in employee related costs associated with a reduction in headcount; and
•$0.3 million decrease in depreciation and amortization expense.
Restructuring and Other Related Costs
Restructuring and other related costs consist primarily of employees’ severance payments and related employee benefits, related legal fees and charges related to lease termination costs.
Restructuring and other related costs increased $0.5 million, or 97% for the three months ended March 31, 2021 compared to the same period in 2020, due to the 2020 restructuring effort resulting in a reduction of headcount and office lease costs compared to the three months ended March 31, 2020.

Interest and Other Expense, Net
Interest and other expense, net consists of interest expense associated with our Revolver, imputed interest from finance lease payments, interest income earned on our cash and cash equivalents, amortization of debt issuance costs and foreign exchange gains and losses.

	For the Three Months Ended March 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(158)	—%	$(81)	—%	$(77)	(95)%
Other expense, net	$(1,002)	(2)%	$(793)	(2)%	$(209)	(26)%
Interest expense increased $0.1 million, or 95%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the timing of borrowings on the Company's Revolver.
Other expense, net increased $0.2 million, or 26%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to foreign currency fluctuations.
Provision for Income Tax Expense

	For the Three Months Ended March 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(331)	(1)%	$(18)	—%	$(313)	*
Provision for income tax expense resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax increased $0.3 million for the three months ended March 31, 2021 compared to the same period in 2020, due to an increase in profitable operations in certain foreign jurisdictions.
* Not considered meaningful.
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
We have considered the effects of the COVID-19 pandemic, including customer purchasing and renewal decisions, in our assessment of the sufficiency of our liquidity and capital resources. We will continue to monitor our financial position to the extent that pandemic-related challenges continue.
As of March 31, 2021, we had cash and cash equivalents of $34.2 million, which primarily consist of demand deposits and money market mutual funds. Included in cash and cash equivalents was $6.4 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of March 31, 2021, the Company had no unremitted earnings from our foreign subsidiaries.
In July 2018, the Company entered into a $40.0 million Revolver that allows it and the other Borrower named therein to borrow against its domestic receivables as defined in the Credit Agreement. The Revolver matures July 2021 and bears interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings.
As of March 31, 2021 the Company had $15.0 million of borrowings under the Revolver through a one-month Eurodollar borrowing at an effective interest rate of 2.11% maturing April 2021. An additional $14.7 million was available for borrowing under the Revolver as of March 31, 2021. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the Eurodollar borrowing.
Subsequent to March 31, 2021, the one-month $15.0 million Eurodollar borrowing was extended at an effective interest rate of approximately 2.11% maturing May 2021.

The obligations under the Credit Agreement are secured by substantially all the assets of the Borrowers and certain of their subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The Revolver has financial covenants which the Company was in compliance with as of March 31, 2021 and December 31, 2020.
Letters of Credit and Restricted Cash
In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.
Cash Flows
The following table presents a summary of our cash flows:

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$537	$(5,669)
Net cash used in investing activities	(1,019)	(1,557)
Net cash (used in) provided by financing activities	(29)	26,838
Effect of exchange rate changes on cash and cash equivalents and restricted cash	650	480
Net change in cash and cash equivalents and restricted cash	$139	$20,092
Depreciation and amortization expense were comprised of the following:

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Internally developed software amortization	$2,192	$1,765
Property and equipment depreciation	1,465	1,631
Total depreciation and amortization	$3,657	$3,396
Operating Activities
Net cash provided by operating activities increased $6.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of improved cash collections from our clients during the current period compared to the prior period.
Investing Activities
Net cash used in investing activities decreased $0.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to decreased cash outflows from purchases of property and equipment during the three months ended March 31, 2021.
Financing Activities
Net cash provided by financing activities decreased $26.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of $27.0 million in net cash inflows from borrowings on the Revolver during the three months ended March 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company's significant accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020. These policies were followed in preparing the Consolidated Financial Statements for the three months ended March 31, 2021 and are consistent with the year ended December 31, 2020.
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
EBITDA consists of net income (loss) plus provision for income tax expense (benefit), interest and other expense (income), net and depreciation and amortization. Adjusted EBITDA consists of EBITDA plus stock-based compensation, restructuring and other related costs, and amortization of contract acquisition costs related to the initial adoption of ASC 606.
This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The following table presents the reconciliation of "Net loss" to Adjusted EBITDA:

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Net loss	$(8,835)	$(5,942)
Provision for income tax expense	331	18
Interest and other expense, net	1,160	874
Depreciation and amortization	3,657	3,396
EBITDA	(3,687)	(1,654)
Stock-based compensation	2,475	1,045
Restructuring and other related costs	920	467
Amortization of contract acquisition asset costs - ASC 606 initial adoption	84	218
Adjusted EBITDA	$(208)	$76
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
For a summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, see “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1*	Statement of Terms and Conditions of Employment, between ServiceSource Europe, Ltd. and Michael Naughton, dated October 28, 2011.

10.2*	Addendum to Statement of Terms and Conditions of Employment, between ServiceSource International, Inc. and Michael Naughton, dated September 21, 2018.

10.3*	2020 Equity Incentive Plan form of Restricted Stock Award Agreement (adopted March 2021).

10.4*	2020 Equity Incentive Plan form of Performance Stock Unit Award Agreement (adopted March 2021).

10.5*	2020 Equity Incentive Plan form of Performance Stock Unit Award Agreement (adopted March 2021).

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
* Filed herewith.
** Furnished herewith.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviations or acronyms	Definition
2020 Plan	2020 Equity Incentive Plan
APJ	Asia Pacific-Japan
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASU	Accounting Standards Update
B2B	Business-to-business
Borrowers	ServiceSource International, Inc. and ServiceSource Delaware, Inc.
BPaaS	Business Process-as-a-Service
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COVID-19	Coronavirus disease 2019
Credit Agreement	Revolving Loan Credit Agreement, dated as of July 30, 2018, among the Borrowers and Compass Bank, as Lender
EMEA	Europe, Middle East and Africa
ESPP	2011 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IoT	Internet of things
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NALA	North America and Latin America
PSU	Performance-based restricted stock unit
Revolver	Senior secured revolving line of credit
ROU	Right-of-use
RSU	Restricted stock unit
rTSR	Relative total stockholder return
SEC	Securities and Exchange Commission
U.S.	United States

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC. (Registrant)

Date:	April 28, 2021	By:	/s/ CHAD W. LYNE
Chad W. Lyne Chief Financial Officer (Principal Financial and Accounting Officer)