Form 10-Q
period 2021-06-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2021-07-28
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Yes  ☐    No  ☒

As of July 23, 2021, 97,875,744 shares of common stock of ServiceSource International, Inc. were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ServiceSource International, Inc.

Consolidated Balance Sheets

(in thousands, except per share and par value amounts)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$32,464	$34,006
Accounts receivable, net	34,596	38,890
Prepaid expenses and other	7,403	9,275
Total current assets	74,463	82,171

Property and equipment, net	24,583	29,948
ROU assets	25,290	29,798
Contract acquisition costs	675	872
Goodwill	6,334	6,334
Other assets	4,184	3,490
Total assets	$135,529	$152,613

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,246	$1,204
Accrued expenses	2,568	3,217
Accrued compensation and benefits	16,129	18,342
Revolver	15,000	15,000
Operating lease liabilities	10,008	10,797
Other current liabilities	1,015	1,209
Total current liabilities	46,966	49,769

Operating lease liabilities, net of current portion	21,408	25,975
Other long-term liabilities	1,742	1,593
Total liabilities	70,116	77,337

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 97,959 shares issued and 97,838 shares outstanding as of June 30, 2021; 97,248 shares issued and 97,127 shares outstanding as of December 31, 2020	10	10
Treasury stock	(441)	(441)
Additional paid-in capital	383,403	379,696
Accumulated deficit	(318,533)	(304,607)
Accumulated other comprehensive income	974	618
Total stockholders' equity	65,413	75,276
Total liabilities and stockholders' equity	$135,529	$152,613

The accompanying notes are an integral part of these Consolidated Financial Statements

ServiceSource International, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$46,307	$47,638	$91,330	$97,752
Cost of revenue	35,395	34,645	69,462	70,205
Gross profit	10,912	12,993	21,868	27,547
Operating expenses:
Sales and marketing	4,059	6,142	8,089	13,410
Research and development	1,181	1,516	2,341	2,697
General and administrative	10,624	10,619	22,814	21,307
Restructuring and other related costs	54	236	974	703
Total operating expenses	15,918	18,513	34,218	38,117
Loss from operations	(5,006)	(5,520)	(12,350)	(10,570)
Interest and other (expense) income, net	(364)	324	(1,524)	(550)
Loss before provision for income taxes	(5,370)	(5,196)	(13,874)	(11,120)
Provision for income tax benefit (expense)	279	(161)	(52)	(179)
Net loss	$(5,091)	$(5,357)	$(13,926)	$(11,299)
Net loss per common share:
Basic and diluted	$(0.05)	$(0.06)	$(0.14)	$(0.12)
Weighted-average common shares outstanding:
Basic and diluted	97,601	95,369	97,424	95,169

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(5,091)	$(5,357)	$(13,926)	$(11,299)
Other comprehensive income (loss):
Foreign currency translation adjustments	31	(547)	356	(49)
Other comprehensive income (loss):	31	(547)	356	(49)
Comprehensive loss	$(5,060)	$(5,904)	$(13,570)	$(11,348)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

							Accumulated
					Additional		Other
	Common Stock		Treasury Shares/Stock		Paid-in	Accumulated-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2021	97,248	$10	(121)	$(441)	$379,696	$(304,607)	$618	$75,276
Net loss	—	—	—	—	—	(8,835)	—	(8,835)
Other comprehensive income	—	—	—	—	—	—	325	325
Stock-based compensation	—	—	—	—	2,486	—	—	2,486
Issuance of common stock, RSUs	73	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	149	—	—	—	132	—	—	132
Balance at March 31, 2021	97,470	10	(121)	(441)	382,314	(313,442)	943	69,384
Net loss	—	—	—	—	—	(5,091)	—	(5,091)
Other comprehensive income	—	—	—	—	—	—	31	31
Stock-based compensation	—	—	—	—	1,085	—	—	1,085
Issuance of common stock, RSUs	485	—	—	—	—	—	—	—
Proceeds from the exercise of stock options	4	—	—	—	4	—	—	4
Balance at June 30, 2021	97,959	$10	(121)	$(441)	$383,403	$(318,533)	$974	$65,413

							Accumulated
					Additional		Other
	Common Stock		Treasury Shares/Stock		Paid-in	Accumulated-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2020	94,972	$9	(121)	$(441)	$374,525	$(286,066)	$410	$88,437
Net loss	—	—	—	—	—	(5,942)	—	(5,942)
Other comprehensive income	—	—	—	—	—	—	498	498
Stock-based compensation	—	—	—	—	1,066	—	—	1,066
Issuance of common stock, RSUs	178	1	—	—	(1)	—	—	—
Proceeds from the exercise of stock options and ESPP	112	—	—	—	76	—	—	76
Balance at March 31, 2020	95,262	10	(121)	(441)	375,666	(292,008)	908	84,135
Net loss	—	—	—	—	—	(5,357)	—	(5,357)
Other comprehensive loss	—	—	—	—	—	—	(547)	(547)
Stock-based compensation	—	—	—	—	1,278	—	—	1,278
Issuance of common stock, RSUs	438	—	—	—	—	—	—	—
Balance at June 30, 2020	95,700	$10	(121)	$(441)	$376,944	$(297,365)	$361	$79,509

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,926)	$(11,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,299	6,819
Amortization of contract acquisition costs	314	515
Amortization of ROU assets	4,745	4,690
Stock-based compensation	3,549	2,320
Restructuring and other related costs	935	645
Other	353	35
Net changes in operating assets and liabilities:
Accounts receivable, net	4,160	1,704
Prepaid expenses and other assets	551	1,299
Contract acquisition costs	(117)	(129)
Accounts payable	1,061	(2,452)
Accrued compensation and benefits	(2,948)	(1,431)
Operating lease liabilities	(5,532)	(4,385)
Accrued expenses	(653)	(823)
Other liabilities	286	(578)
Net cash provided by (used in) operating activities	77	(3,070)
Cash flows from investing activities:
Purchases of property and equipment	(2,092)	(2,596)
Net cash used in investing activities	(2,092)	(2,596)
Cash flows from financing activities:
Repayment on finance lease obligations	(315)	(481)
Proceeds from Revolver	—	27,000
Repayment of Revolver	—	(7,000)
Proceeds from issuance of common stock	136	76
Net cash (used in) provided by financing activities	(179)	19,595
Effect of exchange rate changes on cash and cash equivalents and restricted cash	626	(68)
Net change in cash and cash equivalents and restricted cash	(1,568)	13,861
Cash and cash equivalents and restricted cash, beginning of period	36,326	29,383
Cash and cash equivalents and restricted cash, end of period	$34,758	$43,244
Supplemental disclosures of cash flow information:
Cash paid for interest	$210	$226
Supplemental disclosures of non-cash activities:
Purchases of property and equipment accrued in accounts payable and accrued expenses	$7	$71
ROU assets obtained in exchange for new lease liabilities	$618	$204

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 — The Company

ServiceSource is a leading provider of BPaaS solutions that enable the transformation of go-to-market organizations and functions for global technology clients. We design, deploy, and operate a suite of innovative solutions and complex processes that support and augment our clients’ B2B customer acquisition, engagement, expansion, and retention activities. Our clients - ranging from Fortune 500 technology titans to high-growth disruptors and innovators - rely on our holistic customer engagement methodology and process excellence, global scale and delivery footprint, and data analytics and business insights to deliver trusted business outcomes that have a meaningful and material positive impact to their long-term revenue and profitability objectives. Through our unique integration of people, process, and technology - leveraged against our more than 20 years of experience and domain expertise in the cloud, software, hardware, medical device and diagnostic equipment, and industrial IoT sectors - we effect and transact billions of dollars of B2B commerce in more than 175 countries on our clients’ behalf annually.

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

Cash Equivalents and Restricted Cash

The Company follows a three-tier fair value hierarchy, which is described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are classified as a Level 1 investment.

Restricted cash consists of cash in money market accounts that are used to secure letters of credit in connection with two of our leased facilities. Restricted cash is recorded within "Other assets" in the Consolidated Balance Sheets and is classified as a Level 1 investment. The Company had restricted cash of $2.3 million as of June 30, 2021 and December 31, 2020.

The Company did not have any other financial instruments or debt measured at fair value as of June 30, 2021 and December 31, 2020. There were no transfers between levels during the six months ended June 30, 2021 and 2020.

Government Assistance

During 2020, ServiceSource received various grants from the Singapore government, including the Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. ServiceSource received and recognized income of $1.3 million related to these grants during the year ended December 31, 2020, $0.1 million during the three and six months ended June 30, 2021, and is expected to receive an additional $0.1 million through August 2021. There are no conditions to repay the grants. Government grants are recognized in the Company’s Consolidated Statements of Operations during the same period that the expenses related to the grant are incurred if there is reasonable assurance the grant will be received, and the Company has complied with the conditions attached to the grant.

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

New Accounting Standards Issued but Not yet Adopted

Financial Instruments - Credit Losses

In June 2016, the FASB issued an ASU that amends the measurement of credit losses on financial instruments and requires measurement and recognition of expected versus incurred credit losses for financial assets held. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, with early adoption permitted. This standard will apply to the Company’s accounts receivable and contract assets. Based on our current analysis, the Company does not expect the adoption to have a material impact on the Consolidated Financial Statements as credit losses from trade receivables have historically been insignificant. The Company will adopt this standard effective January 1, 2023.

Note 3 — Debt

Revolving Line of Credit

In July 2018, ServiceSource, together with its wholly owned subsidiary, ServiceSource Delaware, Inc., entered into the 2018 Credit Agreement, providing for a $40.0 million revolving line of credit allowing each borrower to borrow against its domestic receivables as defined in the 2018 Credit Agreement. The Revolver in the 2018 Credit Agreement was scheduled to mature in July 2021 and was repaid in full in connection with the Company’s entry into the 2021 Credit Agreement. The Revolver under the 2018 Credit Agreement bore interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings.

As of June 30, 2021, the Company had $15.0 million of borrowings under the Revolver through a one-month Eurodollar borrowing at an effective interest rate of 2.10% maturing July 2021. An additional $9.6 million was available for borrowing under the Revolver as of June 30, 2021. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the Eurodollar borrowing.

The obligations under the 2018 Credit Agreement were secured by substantially all the assets of ServiceSource and certain of its subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The 2018 Credit Agreement had financial covenants which the Company was in compliance with as of June 30, 2021 and December 31, 2020.

In July 2021, ServiceSource, together with its wholly owned subsidiary, ServiceSource Delaware, Inc., entered into the 2021 Credit Agreement, which provides for a $35.0 million revolving line of credit allowing each borrower to borrow against its receivables as defined in the 2021 Credit Agreement. At the Company’s request and subject to customary conditions, the aggregate commitments under the 2021 Credit Agreement may be increased up to an additional $10.0 million, for a total maximum commitment amount of $45.0 million. The Revolver in the 2021 Credit Agreement matures in July 2024 and bears interest at a rate equal to BSBY plus 2.00% to 2.50% per annum or, at our election, an alternate base rate plus 1.00% to 1.50% per annum. The obligations under the 2021 Credit Agreement are secured by substantially all assets of ServiceSource and certain of its subsidiaries, including pledges of equity in certain of the Company’s subsidiaries.

During July 2021, the Company borrowed $3.5 million under the Revolver through a one-month BSBY borrowing at an effective interest rate of 2.32% maturing August 2021. Proceeds from the Revolver are used for working capital and general corporate purposes.

Interest Expense

Interest expense related to the amortization of debt issuance costs and interest expense associated with the Company’s debt obligation was $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

During 2021, the Company entered into a sublease agreement through the end of the original lease term with a third-party for two floors of its Manila office space and extended its lease for a portion of its Yokohama office space through May 2024.

Supplemental income statement information related to leases was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Operating lease cost	$2,853	$2,924	$5,794	$6,031

Finance lease cost:
Amortization of leased assets	107	163	266	351
Interest on lease liabilities	7	25	18	56
Total finance lease cost	114	188	284	407

Sublease income	(1,287)	(895)	(2,385)	(1,787)
Net lease cost	$1,680	$2,217	$3,693	$4,651

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020

	(in thousands)
Operating leases:
ROU assets	$25,290	$29,798

Operating lease liabilities	$10,008	$10,797
Operating lease liabilities, net of current portion	21,408	25,975
Total operating lease liabilities	$31,416	$36,772

Finance leases:
Property and equipment	$2,870	$2,880
Accumulated depreciation	(2,226)	(1,963)
Property and equipment, net	$644	$917

Other current liabilities	$356	$608
Other long-term liabilities	—	63
Total finance lease liabilities	$356	$671

Lease term and discount rate information was as follows:

	For the Six Months Ended June 30,
	2021	2020
Weighted-average remaining lease term (in years):
Operating lease	5.7	5.8
Finance lease	0.5	1.4
Weighted-average discount rate:
Operating lease	6.2%	6.4%
Finance lease	6.5%	7.5%

Maturities of lease liabilities were as follows as of June 30, 2021:

	Operating Leases	Operating Sublease	Finance Leases	Total

	(in thousands)
Remainder of 2021	$6,291	$(2,460)	$300	$4,131
2022	9,412	(2,538)	64	6,938
2023	4,447	(623)	—	3,824
2024	3,042	—	—	3,042
2025	2,991	—	—	2,991
Thereafter	11,344	—	—	11,344
Total lease payments	37,527	(5,621)	364	32,270
Less: interest	(6,111)	—	(8)	(6,119)
Total	$31,416	$(5,621)	$356	$26,151

Note 5 — Revenue Recognition

The following tables present the disaggregation of revenue from contracts with our clients:

Revenue by Performance Obligation

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Selling services	$45,609	$46,545	$89,937	$95,718
Professional services	698	1,093	1,393	2,034
Total revenue	$46,307	$47,638	$91,330	$97,752

Revenue by Geography

Revenue for each geography generally reflects commissions earned from sales of service contracts managed from revenue delivery centers in that geography and subscription sales and professional services to deploy the Company’s solutions. Predominantly all the service contracts sold and managed by the revenue delivery centers relate to end customers located in the same geography. All NALA revenue represents revenue generated within the U.S.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
NALA	$25,515	$27,558	$50,849	$56,031
EMEA	13,318	12,846	26,087	26,853
APJ	7,474	7,234	14,394	14,868
Total revenue	$46,307	$47,638	$91,330	$97,752

Revenue by Contract Pricing

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Variable consideration	$34,138	$33,813	$67,349	$70,179
Fixed consideration	12,169	13,825	23,981	27,573
Total revenue	$46,307	$47,638	$91,330	$97,752

Contract Balances

As of June 30, 2021, contract assets and liabilities were $0.0 million and $0.5 million, respectively. As of December 31, 2020, contract assets and liabilities were $0.5 million and $0.4 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2021, assuming none of the Company’s current contracts with fixed consideration are renewed, the Company estimates receiving approximately $32.9 million in future selling services fixed consideration and approximately $0.4 million in professional services fixed consideration.

Contract Acquisition Costs

As of June 30, 2021 and December 31, 2020, capitalized contract acquisition costs were $0.7 million and $0.9 million, respectively. The Company recorded amortization expense related to capitalized contract acquisition costs of $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

Impairment recognized on contract costs was insignificant for the three and six months ended June 30, 2021 and 2020.

Note 6 — Stock-Based Compensation

ESPP

The Company previously offered an ESPP until its expiration in February 2021.

2021 PSU Awards

During March 2021, the Company granted PSUs under the 2020 Plan to certain executives in which the number of shares ultimately received depends on the Company’s achievement of two performance goals for fiscal year 2021 and a rTSR modifier based on the Company’s rTSR for fiscal years 2021, 2022, and 2023 compared to a peer group. The aggregate target number of shares subject to these awards is 0.8 million. The awards were valued on the grant date using a Monte Carlo simulation for the rTSR modifier and using the Company’s closing stock price for the performance metrics for an aggregate grant date fair value of $1.2 million. The number of shares ultimately received related to these awards will range from 0% to 173% of the participant’s target award and will vest on the third anniversary of the grant date. The Company’s expense will be recognized over the service period and adjusted based on estimated achievement of the performance goals.

Additionally, certain of the Company’s senior leaders elected to receive a portion of their annual cash corporate incentive plan in PSUs. The Company granted the PSUs under the 2020 Plan during March 2021. The number of shares ultimately received depends on the Company’s achievement of specified revenue, Adjusted EBITDA, and free cash flow performance goals for fiscal year 2021. The aggregate target number of shares subject to these awards is 0.4 million. The awards were valued using the Company’s closing stock price on the grant date and had an aggregate grant date fair value of $0.6 million. The number of shares ultimately received related to these awards ranges from 0% to 200% of the participant’s target award and will vest on the first anniversary of the grant date. The Company’s expense will be recognized over the service period and adjusted based on estimated achievement of the performance targets.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense as allocated within the Company’s Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$288	$90	$418	$135
Sales and marketing	168	444	359	821
Research and development	17	1	32	19
General and administrative	601	740	2,740	1,345
Total stock-based compensation	$1,074	$1,275	$3,549	$2,320

The above table does not include capitalized stock-based compensation related to internal-use software that was insignificant for the three and six months ended June 30, 2021 and 2020.

Stock Awards

A summary of the Company’s stock option activity and related information was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2020	3,030	$2.09		$1,372
Exercised	(272)	$1.18
Expired and/or forfeited	(751)	$2.03
Outstanding as of June 30, 2021	2,007	$2.24	6.59	$383
Exercisable as of June 30, 2021	1,777	$2.38	6.40	$281

As of June 30, 2021, there was $0.1 million of unrecognized compensation expense related to previously granted stock options, which is expected to be recognized over a weighted-average period of 1.2 years.

A summary of the Company’s RSU and PSU activity and related information was as follows:

		Weighted-
		Average Grant
	Units	Date Fair Value
	(in thousands)
Non-vested as of December 31, 2020	7,015	$1.55
Granted	2,557	$1.53
Vested	(611)	$2.47
Forfeited	(1,134)	$1.63
Non-vested as of June 30, 2021	7,827	$1.46

As of June 30, 2021, there was $6.1 million of unrecognized compensation expense related to previously granted RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options and unvested RSUs and PSUs. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 1.5 million and 5.2 million shares for the three months ended June 30, 2021 and 2020, respectively, and 1.4 million and 4.3 million shares for the six months ended June 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

Note 7 — Restructuring and Other Related Costs

The Company has undergone restructuring efforts to better align its cost structure with its business and market conditions. These restructuring efforts include severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans and future cash outlays are recorded in "Accrued expenses," "Accrued compensation," and "Other long-term liabilities" in the Consolidated Balance Sheet as of December 31, 2020. There are no future restructuring plans and future cash outlays as of June 30, 2021.

During 2020, the Company announced a restructuring effort to align with its virtual-first operating model and reduce the operating cost structure resulting in a reduction of headcount and office lease costs. The Company recognized charges related to this restructuring effort of $0.1 million and $1.0 million for the three and six months ended June 30, 2021, respectively. The Company does not expect to incur additional charges related to this restructuring effort as of June 30, 2021.

The following table presents a reconciliation of the beginning and ending fair value liability balance related to the 2020 restructuring effort:

	Severance and Other	Lease Termination
	Employee Costs	Costs	Total

	(in thousands)
Balance as of January 1, 2020	$—	$—	$—
Restructuring and other related costs	780	59	839
Cash paid	(442)	—	(442)
Balance as of December 31, 2020	338	59	397
Restructuring and other related costs	897	77	974
Cash paid	(1,235)	(136)	(1,371)
Balance as of June 30, 2021	$—	$—	$—

Note 8 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The "Provision for income tax expense" in the Consolidated Statements of Operations primarily consists of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in the U.S., Ireland, and Singapore because those losses are offset by a full valuation allowance. The tax years 2012 through 2020 generally remain subject to examination by federal, state, and foreign tax authorities.

The gross amount of the Company’s unrecognized tax benefits was $1.0 million as of June 30, 2021 and December 31, 2020, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three and six months ended June 30, 2021 and 2020, interest and penalties recognized were insignificant.

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

Non-cancelable Service Contract Commitments

Future minimum payments under non-cancelable service contract commitments were as follows:

June 30, 2021
(in thousands)
Remainder of 2021	$6,095
2022	10,266
2023	8,183
2024	828
Thereafter	—
Total	$25,372

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

Overview

ServiceSource is a leading provider of BPaaS solutions that enable the transformation of go-to-market organizations and functions for global technology clients. We design, deploy, and operate a suite of innovative solutions and complex processes that support and augment our clients’ B2B customer acquisition, engagement, expansion, and retention activities. Our clients - ranging from Fortune 500 technology titans to high-growth disruptors and innovators - rely on our holistic customer engagement methodology and process excellence, global scale and delivery footprint, and data analytics and business insights to deliver trusted business outcomes that have a meaningful and material positive impact to their long-term revenue and profitability objectives. Through our unique integration of people, process, and technology - leveraged against our more than 20 years of experience and domain expertise in the cloud, software, hardware, medical device and diagnostic equipment, and industrial IoT sectors - we effect and transact billions of dollars of B2B commerce in more than 175 countries on our clients’ behalf annually.

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

We believe we have sufficient liquidity on hand to continue business operations even during periods of volatility such as those experienced since early 2020. As of June 30, 2021, we had total available liquidity of $42.1 million consisting of cash on hand and availability under our Revolver. See "Liquidity and Capital Resources" for additional information.

There was no material adverse impact on the results of operations for the three and six months ended June 30, 2021 as a result of the COVID-19 pandemic. We expect to continue to invest capital to allow our employees to function in our virtual, work-from-home operating model. However, we are benefiting and will continue to benefit from decreases in certain costs related to our facilities and reduced travel and entertainment costs.

During 2020, ServiceSource received various grants from the Singapore government, including the Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. ServiceSource received $1.3 million related to these grants during the year ended December 31, 2020, $0.1 million during the three and six months ended June 30, 2021, and is expected to receive an additional $0.1 million through August 2021.

The situation surrounding COVID-19 remains fluid and the potential for a negative impact on our financial condition and results of operations increases the longer the virus impacts the economic activity in the U.S. and globally. See “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 for additional information.

Key Financial Results For the Three Months Ended June 30, 2021

●	GAAP revenue was $46.3 million compared with $47.6 million reported for the same period in 2020.
●	GAAP net loss was $5.1 million or $0.05 per diluted share, compared with GAAP net loss of $5.4 million or $0.06 per diluted share reported for the same period in 2020.
●	Adjusted EBITDA, a non-GAAP financial measure, was negative $0.2 million compared with negative $0.4 million reported for the same period in 2020. See “Non-GAAP Financial Measurements” below for a reconciliation of Adjusted EBITDA from net loss.
●	Ended the quarter with $34.8 million of cash and cash equivalents and restricted cash and $15.0 million of borrowings under the Company’s $40.0 million Revolver.

Results of Operations

For the Three Months Ended June 30, 2021 Compared to the Same Period Ended June 30, 2020

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

	For the Three Months Ended June 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$46,307	100%	$47,638	100%	$(1,331)	(3)%
Cost of revenue	35,395	76%	34,645	73%	750	2%
Gross profit	$10,912	24%	$12,993	27%	$(2,081)	(16)%

Net revenue decreased 1.3 million, or 3%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to client churn and lower bookings.

Cost of revenue increased $0.8 million, or 2%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to the following:

●	$0.9 million increase in employee related costs primarily associated with higher commissions;
●	$0.6 million increase in depreciation and amortization expense; and
●	$0.1 million increase in information technology costs; partially offset by
●	$1.0 million decrease in facility costs primarily related to transitioning to a virtual-first operating model and sublease income.

Operating Expenses

	For the Three Months Ended June 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$4,059	9%	$6,142	13%	$(2,083)	(34)%
Research and development	1,181	3%	1,516	3%	(335)	(22)%
General and administrative	10,624	23%	10,619	22%	5	—%
Restructuring and other related costs	54	—%	236	—%	(182)	(77)%
Total operating expenses	$15,918	34%	$18,513	39%	$(2,595)	(14)%

Sales and Marketing

Sales and marketing expenses primarily consist of employee compensation expense and sales commissions paid to our sales and marketing employees, amortization of contract acquisition costs, marketing programs and events, and allocated overhead expenses, which consist of depreciation, amortization of internally developed software, and facility and technology costs.

Sales and marketing expenses decreased $2.1 million, or 34%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a $1.4 million decrease in employee related costs associated with a reduction in headcount and lower bookings and a $0.7 million decrease in information technology and facility costs related to transitioning to a virtual-first operating model.

Research and Development

Research and development expenses primarily consist of employee compensation expense, third-party consultant costs and allocated overhead expenses, which consist of amortization of internally developed software, facility and technology costs.

Research and development expenses decreased $0.3 million, or 22%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to $0.2 million decrease in information technology costs and a $0.2 million decrease in other professional fees, partially offset by a $0.1 million reduction in third-party capitalizable software development.

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

General and administrative expenses remained flat for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to the following:

●	$0.8 million increase in information technology and facility costs; partially offset by
●	$0.4 million decrease in depreciation and amortization expense; and
●	$0.3 million decrease in employee related costs associated with a reduction in headcount.

Restructuring and Other Related Costs

Restructuring and other related costs consist primarily of employees’ severance payments and related employee benefits, related legal fees and charges related to lease termination costs.

Restructuring and other related costs decreased $0.2 million, or 77% for the three months ended June 30, 2021 compared to the same period in 2020, due to timing of headcount reductions related to the 2019 and 2020 restructuring efforts resulting in a reduction of headcount and office lease costs compared to the three months ended June 30, 2020.

Interest and Other Expense, Net

Interest and other expense, net consists of interest expense associated with our Revolver, imputed interest from finance lease payments, interest income earned on our cash and cash equivalents, amortization of debt issuance costs and foreign exchange gains and losses.

	For the Three Months Ended June 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(108)	—%	$(235)	—%	$127	(54)%
Other (expense) income, net	$(256)	(1)%	$559	1%	$(815)	(146)%

Interest expense decreased $0.1 million, or 54%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to the timing of borrowings on the Revolver.

Other expense, net increased $0.8 million, or 146%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to foreign currency fluctuations.

Provision for Income Tax

	For the Three Months Ended June 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax benefit (expense)	$279	0%	$(161)	—%	$440	(273)%

Provision for income tax benefit (expense) changed $0.4 million for the three months ended June 30, 2021 compared to the same period in 2020 primarily resulting from a one year income tax holiday extension for the year ended December 31, 2020 subsequently approved during the three months ended June 30, 2021 that allowed the Company to reverse the income tax expense accrued for the year ended December 31, 2020.

For the Six Months Ended June 30, 2021 Compared to the Same Period Ended June 30, 2020

Net Revenue, Cost of Revenue and Gross Profit

	For the Six Months Ended June 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$91,330	100%	$97,752	100%	$(6,422)	(7)%
Cost of revenue	69,462	76%	70,205	72%	(743)	(1)%
Gross profit	$21,868	24%	$27,547	28%	$(5,679)	(21)%

Net revenue decreased $6.4 million, or 7%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to client churn and lower bookings.

Cost of revenue decreased $0.7 million, or 1%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to the following:

●	$1.8 million decrease in facility costs primarily related to transitioning to a virtual-first operating model and sublease income; and
●	$0.3 million decrease in employee related costs associated with a reduction in headcount and lower travel and entertainment expenditures; partially offset by
●	$1.2 million increase in depreciation and amortization expense.

Operating Expenses

	For the Six Months Ended June 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$8,089	9%	$13,410	14%	$(5,321)	(40)%
Research and development	2,341	3%	2,697	3%	(356)	(13)%
General and administrative	22,814	25%	21,307	22%	1,507	7%
Restructuring and other related costs	974	1%	703	1%	271	39%
Total operating expenses	$34,218	37%	$38,117	39%	$(3,899)	(10)%

Sales and Marketing

Sales and marketing expenses decreased $5.3 million, or 40%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to a $3.7 million decrease in employee related costs associated with a reduction in headcount, lower bookings and lower travel and entertainment expenditures, a $1.5 million decrease in information technology and facility costs related to transitioning to a virtual-first operating model, and a $0.2 million decrease in marketing cost.

Research and Development

Research and development expenses decreased $0.4 million, or 13%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to $0.4 million decrease in information technology costs and a $0.3 million decrease in professional fees, partially offset by a $0.4 million reduction in third-party capitalizable software development costs.

General and Administrative

General and administrative expenses increased $1.5 million, or 7%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to the following:

●	$1.9 million increase in information technology and facility costs; and
●	$1.4 million increase in stock-based compensation costs; partially offset by
●	$0.9 million decrease in employee related costs associated with a reduction in headcount; and
●	$0.7 million decrease in depreciation and amortization expense.

Restructuring and Other Related Costs

Restructuring and other related costs increased $0.3 million, or 39% for the six months ended June 30, 2021 compared to the same period in 2020, due to timing of headcount reductions related to the 2019 and 2020 restructuring efforts resulting in a reduction of headcount and office lease costs compared to the six months ended June 30, 2020.

Interest and Other Expense, Net

	For the Six Months Ended June 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(266)	—%	$(316)	—%	$50	(16)%
Other expense, net	$(1,258)	(1)%	$(234)	—%	$(1,024)	438%

Interest expense decreased $0.1 million, or 16%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to the timing of borrowings on the Revolver.

Other expense, net increased $1.0 million, or 438%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to foreign currency fluctuations.

Provision for Income Tax

	For the Six Months Ended June 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(52)	(0)%	$(179)	—%	$127	(71)%

Provision for income tax expense for the six months ended June 30, 2021 resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax expense decreased $0.1 million for the six months ended June 30, 2021 compared to the same period in 2020, due to a decrease in profitable operations in certain foreign jurisdictions.

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

As of June 30, 2021, we had cash and cash equivalents of $32.5 million, which primarily consist of demand deposits and money market mutual funds. Included in cash and cash equivalents was $8.0 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of June 30, 2021, the Company had no unremitted earnings from our foreign subsidiaries.

In July 2018, ServiceSource, together with its wholly owned subsidiary, ServiceSource Delaware, Inc., entered into the 2018 Credit Agreement, providing for a $40.0 million revolving line of credit allowing each borrower to borrow against its domestic receivables as defined in the 2018 Credit Agreement. The Revolver in the 2018 Credit Agreement was scheduled to mature in July 2021 and was repaid in full in connection with the Company’s entry into the 2021 Credit Agreement. Under the 2018 Credit Agreement, the Revolver bore interest at a variable rate per annum based on the greater of the prime rate, the Federal Funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%, plus, in each case, a margin of 1.00% for base rate borrowings or 2.00% for Eurodollar borrowings.

As of June 30, 2021, the Company had $15.0 million of borrowings under the Revolver through a one-month Eurodollar borrowing at an effective interest rate of 2.10% maturing July 2021. An additional $9.6 million was available for borrowing under the Revolver as of June 30, 2021. The Eurodollar borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the Eurodollar borrowing.

The obligations under the 2018 Credit Agreement were secured by substantially all the assets of ServiceSource and certain of its subsidiaries, including pledges of equity in certain of ServiceSource’s subsidiaries. The 2018 Credit Agreement had financial covenants which the Company was in compliance with as of June 30, 2021 and December 31, 2020.

In July 2021, ServiceSource, together with its wholly owned subsidiary, ServiceSource Delaware, Inc., entered into the 2021 Credit Agreement, which provides for a $35.0 million revolving line of credit allowing each borrower to borrow against its receivables as defined in the 2021 Credit Agreement. At the Company’s request and subject to customary conditions, the aggregate commitments under the 2021 Credit Agreement may be increased up to an additional $10.0 million, for a total maximum commitment amount of $45.0 million. The Revolver in the 2021 Credit Agreement matures in July 2024 and bears interest at a rate equal to BSBY plus 2.00% to 2.50% per annum or, at our election, an alternate base rate plus 1.00% to 1.50% per annum. The obligations under the 2021 Credit Agreement are secured by substantially all assets of ServiceSource and certain of its subsidiaries, including pledges of equity in certain of the Company’s subsidiaries.

During July 2021, the Company borrowed $3.5 million under the Revolver through a one-month BSBY borrowing at an effective interest rate of 2.32% maturing August 2021. Proceeds from the Revolver are used for working capital and general corporate purposes.

Letters of Credit and Restricted Cash

In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.

Cash Flows

The following table presents a summary of our cash flows:

	For the Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$77	$(3,070)
Net cash used in investing activities	(2,092)	(2,596)
Net cash (used in) provided by financing activities	(179)	19,595
Effect of exchange rate changes on cash and cash equivalents and restricted cash	626	(68)
Net change in cash and cash equivalents and restricted cash	$(1,568)	$13,861

Depreciation and amortization expense were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Internally developed software amortization	$2,296	$1,849	$4,488	$3,614
Property and equipment depreciation	1,346	1,574	2,811	3,205
Total depreciation and amortization	$3,642	$3,423	$7,299	$6,819

Operating Activities

Net cash provided by operating activities increased $3.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of improved cash collections from our clients during the current period compared to the prior period.

Investing Activities

Net cash used in investing activities decreased $0.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to decreased cash outflows from purchases of property and equipment during the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities decreased $19.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of $20.0 million in net cash inflows from borrowings on the Revolver during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies and estimates are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended

December 31, 2020. These policies were followed in preparing the Consolidated Financial Statements for the three and six months ended June 30, 2021 and are consistent with the year ended December 31, 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

Non-GAAP Financial Measurements

ServiceSource believes net income (loss), as defined by GAAP, is the most appropriate financial measure of our operating performance; however, ServiceSource considers Adjusted EBITDA to be useful supplemental, non-GAAP financial measure of our operating performance. We believe Adjusted EBITDA can assist investors in understanding and assessing our operating performance on a consistent basis, as it removes the impact of the Company’s capital structure and other non-cash or non-recurring items from operating results and provides an additional tool to compare ServiceSource’s financial results with other companies in the industry, many of which present similar non-GAAP financial measures.

EBITDA consists of net income (loss) plus provision for income tax expense (benefit), interest and other expense (income), net and depreciation and amortization. Adjusted EBITDA consists of EBITDA plus stock-based compensation, restructuring and other related costs, and amortization of contract acquisition costs related to the initial adoption of ASC 606.

This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.

The following table presents the reconciliation of "Net loss" to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(5,091)	$(5,357)	$(13,926)	$(11,299)
Provision for income tax (benefit) expense	(279)	161	52	179
Interest and other expense (income), net	364	(324)	1,524	550
Depreciation and amortization	3,642	3,423	7,299	6,819
EBITDA	(1,364)	(2,097)	(5,051)	(3,751)
Stock-based compensation	1,074	1,275	3,549	2,320
Restructuring and other related costs	54	236	974	703
Amortization of contract acquisition asset costs - ASC 606 initial adoption	68	162	152	380
Adjusted EBITDA	$(168)	$(424)	$(376)	$(348)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	ServiceSource International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on May 19, 2021).
10.1	ServiceSource International, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 19, 2021).
10.2	Form of Participation Agreement for ServiceSource International, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on May 19, 2021).
10.3	Amendment No. 1 to ServiceSource International, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on May 19, 2021).
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

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviations or acronyms	Definition
2020 Plan	2020 Equity Incentive Plan
APJ	Asia Pacific-Japan
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASU	Accounting Standards Update
B2B	Business-to-business
BPaaS	Business Process-as-a-Service
BSBY	Bloomberg Short-Term Bank Yield Index Rate
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COVID-19	Coronavirus disease 2019
2018 Credit Agreement	Revolving Loan Credit Agreement, dated as of July 30, 2018, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as the Borrowers, and Compass Bank, as Lender
2021 Credit Agreement	Revolving Loan Credit Agreement, dated as of July 23, 2021, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as the Borrowers, and Bank of America, as Lender
EMEA	Europe, Middle East and Africa
ESPP	2011 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IoT	Internet of things
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NALA	North America and Latin America
PSU	Performance-based restricted stock unit
Revolver	Senior secured revolving line of credit pursuant to the 2018 Credit Agreement or 2021 Credit Agreement, as applicable
ROU	Right-of-use
RSU	Restricted stock unit
rTSR	Relative total stockholder return
SEC	Securities and Exchange Commission
U.S.	United States

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC.
(Registrant)
Date:	July 28, 2021	By:	/s/ CHAD W. LYNE
Chad W. Lyne
Chief Financial Officer
(Principal Financial and Accounting Officer)