Form 10-Q
period 2021-09-30
SERVICESOURCE INTERNATIONAL, INC.
filed 2021-11-02
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Yes  ☐    No  ☒

As of October 28, 2021, 99,067,482 shares of common stock of ServiceSource International, Inc. were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ServiceSource International, Inc.

Consolidated Balance Sheets

(in thousands, except per share and par value amounts)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$30,170	$34,006
Accounts receivable, net	35,464	38,890
Prepaid expenses and other	8,599	9,275
Total current assets	74,233	82,171

Property and equipment, net	21,540	29,948
ROU assets	22,706	29,798
Contract acquisition costs	604	872
Goodwill	6,334	6,334
Other assets	4,109	3,490
Total assets	$129,526	$152,613

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,003	$1,204
Accrued expenses	3,203	3,217
Accrued compensation and benefits	19,147	18,342
Revolver	10,000	15,000
Operating lease liabilities	9,503	10,797
Other current liabilities	973	1,209
Total current liabilities	45,829	49,769

Operating lease liabilities, net of current portion	18,931	25,975
Other long-term liabilities	1,893	1,593
Total liabilities	66,653	77,337

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 99,162 shares issued and 99,041 shares outstanding as of September 30, 2021; 97,248 shares issued and 97,127 shares outstanding as of December 31, 2020	10	10
Treasury stock	(441)	(441)
Additional paid-in capital	384,337	379,696
Accumulated deficit	(321,924)	(304,607)
Accumulated other comprehensive income	891	618
Total stockholders' equity	62,873	75,276
Total liabilities and stockholders' equity	$129,526	$152,613

The accompanying notes are an integral part of these Consolidated Financial Statements

ServiceSource International, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$48,578	$45,790	$139,908	$143,542
Cost of revenue	35,030	33,210	104,492	103,415
Gross profit	13,548	12,580	35,416	40,127
Operating expenses:
Sales and marketing	4,174	5,638	12,263	19,048
Research and development	1,338	1,489	3,679	4,186
General and administrative	10,801	10,537	33,615	31,844
Restructuring and other related costs	—	—	974	703
Total operating expenses	16,313	17,664	50,531	55,781
Loss from operations	(2,765)	(5,084)	(15,115)	(15,654)
Interest and other expense, net	(267)	(500)	(1,791)	(1,050)
Loss before provision for income taxes	(3,032)	(5,584)	(16,906)	(16,704)
Provision for income tax (expense) benefit	(359)	6	(411)	(173)
Net loss	$(3,391)	$(5,578)	$(17,317)	$(16,877)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.06)	$(0.18)	$(0.18)
Weighted-average common shares outstanding:
Basic and diluted	98,253	95,963	97,703	95,437

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(3,391)	$(5,578)	$(17,317)	$(16,877)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(83)	102	273	53
Other comprehensive (loss) income:	(83)	102	273	53
Comprehensive loss	$(3,474)	$(5,476)	$(17,044)	$(16,824)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

							Accumulated
					Additional		Other
	Common Stock		Treasury Shares/Stock		Paid-in	Accumulated-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2021	97,248	$10	(121)	$(441)	$379,696	$(304,607)	$618	$75,276
Net loss	—	—	—	—	—	(8,835)	—	(8,835)
Other comprehensive income	—	—	—	—	—	—	325	325
Stock-based compensation	—	—	—	—	2,486	—	—	2,486
Issuance of common stock, RSUs	73	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	149	—	—	—	132	—	—	132
Balance at March 31, 2021	97,470	10	(121)	(441)	382,314	(313,442)	943	69,384
Net loss	—	—	—	—	—	(5,091)	—	(5,091)
Other comprehensive income	—	—	—	—	—	—	31	31
Stock-based compensation	—	—	—	—	1,085	—	—	1,085
Issuance of common stock, RSUs	485	—	—	—	—	—	—	—
Proceeds from the exercise of stock options	4	—	—	—	4	—	—	4
Balance at June 30, 2021	97,959	10	(121)	(441)	383,403	(318,533)	974	65,413
Net loss	—	—	—	—	—	(3,391)	—	(3,391)
Other comprehensive loss	—	—	—	—	—	—	(83)	(83)
Stock-based compensation	—	—	—	—	1,109	—	—	1,109
Issuance of common stock, RSUs	1,200	—	—	—	—	—	—	—
Proceeds from the exercise of stock options	3	—	—	—	3	—	—	3
Net cash paid for payroll taxes on RSU releases	—	—	—	—	(178)	—	—	(178)
Balance at September 30, 2021	99,162	$10	(121)	$(441)	$384,337	$(321,924)	$891	$62,873

							Accumulated
					Additional		Other
	Common Stock		Treasury Shares/Stock		Paid-in	Accumulated-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2020	94,972	$9	(121)	$(441)	$374,525	$(286,066)	$410	$88,437
Net loss	—	—	—	—	—	(5,942)	—	(5,942)
Other comprehensive income	—	—	—	—	—	—	498	498
Stock-based compensation	—	—	—	—	1,066	—	—	1,066
Issuance of common stock, RSUs	178	1	—	—	(1)	—	—	—
Proceeds from the exercise of stock options and ESPP	112	—	—	—	76	—	—	76
Balance at March 31, 2020	95,262	10	(121)	(441)	375,666	(292,008)	908	84,135
Net loss	—	—	—	—	—	(5,357)	—	(5,357)
Other comprehensive loss	—	—	—	—	—	—	(547)	(547)
Stock-based compensation	—	—	—	—	1,278	—	—	1,278
Issuance of common stock, RSUs	438	—	—	—	—	—	—	—
Balance at June 30, 2020	95,700	10	(121)	(441)	376,944	(297,365)	361	79,509
Net loss	—	—	—	—	—	(5,578)	—	(5,578)
Other comprehensive income	—	—	—	—	—	—	102	102
Stock-based compensation	—	—	—	—	1,282	—	—	1,282
Issuance of common stock, RSUs	877	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	107	—	—	—	83	—	—	83
Balance at September 30, 2020	96,684	$10	(121)	$(441)	$378,309	$(302,943)	$463	$75,398

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,317)	$(16,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,969	10,331
Amortization of contract acquisition costs	434	798
Amortization of ROU assets	7,046	7,255
Stock-based compensation	4,649	3,586
Restructuring and other related costs	935	633
Other	364	54
Net changes in operating assets and liabilities:
Accounts receivable, net	3,193	8,544
Prepaid expenses and other assets	(553)	1,226
Contract acquisition costs	(167)	(195)
Accounts payable	1,810	(3,597)
Accrued compensation and benefits	185	317
Operating lease liabilities	(8,154)	(7,299)
Accrued expenses	(6)	(831)
Other liabilities	573	(1,081)
Net cash provided by operating activities	3,961	2,864
Cash flows from investing activities:
Purchases of property and equipment	(2,682)	(5,124)
Net cash used in investing activities	(2,682)	(5,124)
Cash flows from financing activities:
Repayment on finance lease obligations	(485)	(730)
Debt issuance costs	(97)	—
Proceeds from Revolver	13,500	27,000
Repayment of Revolver	(18,500)	(12,000)
Proceeds from issuance of common stock	139	159
Payments related to minimum tax withholdings on RSU releases	(178)	—
Net cash (used in) provided by financing activities	(5,621)	14,429
Effect of exchange rate changes on cash and cash equivalents and restricted cash	480	(52)
Net change in cash and cash equivalents and restricted cash	(3,862)	12,117
Cash and cash equivalents and restricted cash, beginning of period	36,326	29,383
Cash and cash equivalents and restricted cash, end of period	$32,464	$41,500
Supplemental disclosures of cash flow information:
Cash paid for interest	$288	$408
Supplemental disclosures of non-cash activities:
Purchases of property and equipment accrued in accounts payable and accrued expenses	$25	$203
ROU assets obtained in exchange for new lease liabilities	$618	$2,271

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

Restricted cash consists of cash in money market accounts that are used to secure letters of credit in connection with two of our leased facilities. Restricted cash is recorded within "Other assets" in the Consolidated Balance Sheets and is classified as a Level 1 investment. The Company had restricted cash of $2.3 million as of September 30, 2021 and December 31, 2020.

The Company did not have any other financial instruments or debt measured at fair value as of September 30, 2021 and December 31, 2020. There were no transfers between levels during the nine months ended September 30, 2021 and 2020.

Government Assistance

During 2020, ServiceSource received various grants from the Singapore government, including the Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. The Company received and recognized income related to the grants of approximately $0.2 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. There are no conditions to repay the grants. The Company does not expect to receive additional support related to these grants. Government grants are recognized in the Company’s Consolidated Statements of Operations during the same period that the expenses related to the grant are incurred if there is reasonable assurance the grant will be received, and the Company has complied with the conditions attached to the grant.

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

In July 2021, ServiceSource, together with its wholly owned subsidiary, ServiceSource Delaware, Inc., entered into the 2021 Credit Agreement, which provides for a $35.0 million revolving line of credit allowing each borrower to borrow against its receivables subject to the terms and conditions set forth in the 2021 Credit Agreement. At the Company’s request and subject to customary conditions, the aggregate commitments under the 2021 Credit Agreement may be increased up to an additional $10.0 million, for a total maximum commitment amount of $45.0 million. The Revolver in the 2021 Credit Agreement matures in July 2024 and bears interest at a rate equal to BSBY plus 2.00% to 2.50% per annum or, at our election, an alternate base rate plus 1.00% to 1.50% per annum.

As of September 30, 2021, the Company had $10.0 million of borrowings under the Revolver in the 2021 Credit Agreement through a three-month BSBY borrowing at an effective interest rate of 2.42% maturing November 2021. An additional $12.2 million was available for borrowing under the Revolver as of September 30, 2021. The BSBY borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the BSBY borrowing.

The obligations under the 2021 Credit Agreement are secured by substantially all assets of ServiceSource and certain of its subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The 2021 Credit Agreement has financial covenants that the Company was in compliance with as of September 30, 2021.

Interest Expense

Interest expense related to the amortization of debt issuance costs and interest expense associated with the Company’s debt obligation was $0.1 million for the three months ended September 30, 2021 and 2020 and $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

During 2021, the Company extended its agreement to sublease one floor of office space at one of its locations in Manila, Philippines to a third-party through the end of the original lease term in September 2023, entered into an agreement to sublease two floors of office space at a second location in Manila, Philippines to a third-party through the end of the original lease term in December 2021, and extended its lease for reduced office space at its location in Yokohama, Japan through May 2024.

Supplemental income statement information related to leases was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Operating lease cost	$2,780	$3,090	$8,574	$9,121

Finance lease cost:
Amortization of leased assets	98	213	364	564
Interest on lease liabilities	4	19	22	75
Total finance lease cost	102	232	386	639

Sublease income	(1,259)	(905)	(3,644)	(2,692)
Net lease cost	$1,623	$2,417	$5,316	$7,068

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
Operating leases:
ROU assets	$22,706	$29,798

Operating lease liabilities	$9,503	$10,797
Operating lease liabilities, net of current portion	18,931	25,975
Total operating lease liabilities	$28,434	$36,772

Finance leases:
Property and equipment	$2,861	$2,880
Accumulated depreciation	(2,318)	(1,963)
Property and equipment, net	$543	$917

Other current liabilities	$186	$608
Other long-term liabilities	—	63
Total finance lease liabilities	$186	$671

Lease term and discount rate information was as follows:

	For the Nine Months Ended September 30,
	2021	2020
Weighted-average remaining lease term (in years):
Operating lease	5.7	5.7
Finance lease	0.3	1.2
Weighted-average discount rate:
Operating lease	6.2%	6.2%
Finance lease	6.5%	7.0%

Maturities of lease liabilities were as follows as of September 30, 2021:

	Operating Leases	Operating Sublease	Finance Leases	Total

	(in thousands)
Remainder of 2021	$3,119	$(1,292)	$125	$1,952
2022	9,329	(3,588)	64	5,805
2023	4,390	(1,410)	—	2,980
2024	3,000	—	—	3,000
2025	2,950	—	—	2,950
Thereafter	11,222	—	—	11,222
Total lease payments	34,010	(6,290)	189	27,909
Less: interest	(5,576)	—	(3)	(5,579)
Total	$28,434	$(6,290)	$186	$22,330

Note 5 — Revenue Recognition

The following tables present the disaggregation of revenue from contracts with our clients:

Revenue by Performance Obligation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Selling services	$47,746	$44,840	$137,683	$140,558
Professional services	832	950	2,225	2,984
Total revenue	$48,578	$45,790	$139,908	$143,542

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
NALA	$27,215	$27,204	$78,064	$83,235
EMEA	13,529	11,984	39,616	38,837
APJ	7,834	6,602	22,228	21,470
Total revenue	$48,578	$45,790	$139,908	$143,542

Revenue by Contract Pricing

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Variable consideration	$34,499	$33,188	$101,848	$103,367
Fixed consideration	14,079	12,602	38,060	40,175
Total revenue	$48,578	$45,790	$139,908	$143,542

Contract Balances

As of September 30, 2021, contract assets and liabilities were $0.0 million and $0.6 million, respectively. As of December 31, 2020, contract assets and liabilities were $0.5 million and $0.4 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2021, assuming none of the Company’s current contracts with fixed consideration are renewed, the Company estimates receiving approximately $38.8 million in future selling services fixed consideration and approximately $0.4 million in professional services fixed consideration.

Contract Acquisition Costs

As of September 30, 2021 and December 31, 2020, capitalized contract acquisition costs were $0.6 million and $0.9 million, respectively. The Company recorded amortization expense related to capitalized contract acquisition costs of $0.1 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Impairment recognized on contract costs was insignificant for the three and nine months ended September 30, 2021.

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

Stock-Based Compensation Expense

The following table presents stock-based compensation expense as allocated within the Company’s Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$245	$110	$663	$245
Sales and marketing	141	200	500	1,021
Research and development	2	14	34	33
General and administrative	712	942	3,452	2,287
Total stock-based compensation	$1,100	$1,266	$4,649	$3,586

The above table does not include capitalized stock-based compensation related to internal-use software that was insignificant for the three and nine months ended September 30, 2021 and 2020.

Stock Awards

A summary of the Company’s stock option activity and related information was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2020	3,030	$2.09		$1,372
Exercised	(275)	$1.18
Expired and/or forfeited	(808)	$2.02
Outstanding as of September 30, 2021	1,947	$2.25	6.19	$283
Exercisable as of September 30, 2021	1,843	$2.31	6.10	$245

As of September 30, 2021, there was $0.1 million of unrecognized compensation expense related to previously granted stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

A summary of the Company’s RSU and PSU activity and related information was as follows:

		Weighted-
		Average Grant
	Units	Date Fair Value
	(in thousands)
Non-vested as of December 31, 2020	7,015	$1.55
Granted	4,791	$1.52
Vested(1)	(1,882)	$1.65
Forfeited	(1,439)	$1.61
Non-vested as of September 30, 2021	8,485	$1.50
(1)	1,758 shares of common stock were issued for RSUs and PSUs vested and the remaining 124 shares were withheld for taxes.

As of September 30, 2021, there was $8.0 million of unrecognized compensation expense related to previously granted RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options and unvested RSUs and PSUs. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 1.5 million and 3.2 million shares for the three months ended September 30, 2021 and 2020, respectively, and 1.3 million and 4.1 million shares for the nine months ended September 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

Note 7 — Restructuring and Other Related Costs

The Company has undergone restructuring efforts to better align its cost structure with its business and market conditions. These restructuring efforts include severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans and future cash outlays are recorded in "Accrued expenses," "Accrued compensation," and "Other long-term liabilities" in the Consolidated Balance Sheet as of December 31, 2020. There are no future restructuring plans and future cash outlays as of September 30, 2021.

During 2020, the Company announced a restructuring effort to align with its virtual-first operating model and reduce the operating cost structure resulting in a reduction of headcount and office lease costs. The Company recognized charges related to this restructuring effort of $1.0 million for the nine months ended September 30, 2021. The Company does not expect to incur additional charges related to this restructuring effort as of September 30, 2021.

The following table presents a reconciliation of the beginning and ending fair value liability balance related to the 2020 restructuring effort:

	Severance and Other	Lease Termination
	Employee Costs	Costs	Total

	(in thousands)
Balance as of January 1, 2020	$—	$—	$—
Restructuring and other related costs	780	59	839
Cash paid	(442)	—	(442)
Balance as of December 31, 2020	338	59	397
Restructuring and other related costs	897	77	974
Cash paid	(1,235)	(136)	(1,371)
Balance as of September 30, 2021	$—	$—	$—

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

The gross amount of the Company’s unrecognized tax benefits was $1.0 million as of September 30, 2021 and December 31, 2020, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three and nine months ended September 30, 2021 and 2020, interest and penalties recognized were insignificant.

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

Non-cancelable Service Contract Commitments

Future minimum payments under non-cancelable service contract commitments were as follows:

September 30, 2021
(in thousands)
Remainder of 2021	$3,669
2022	10,220
2023	8,183
2024	828
Thereafter	—
Total	$22,900

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

We believe we have sufficient liquidity on hand to continue business operations even during periods of volatility such as those experienced since early 2020. As of September 30, 2021, we had total available liquidity of $42.4 million consisting of cash on hand and borrowing availability under our Revolver. See "Liquidity and Capital Resources" for additional information.

There was no material adverse impact on the results of operations for the three and nine months ended September 30, 2021 as a result of the COVID-19 pandemic. We expect to continue to invest capital to allow our employees to function in our virtual, work-from-home operating model. However, we are benefiting and will continue to benefit from decreases in certain costs related to our facilities and reduced travel and entertainment costs.

During 2020, ServiceSource received various grants from the Singapore government, including the Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. The Company received and recognized income related to the grants of approximately $0.2 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. The Company does not expect to receive additional support related to these grants as of September 30, 2021.

The situation surrounding COVID-19 remains fluid and the potential for a negative impact on our financial condition and results of operations increases the longer the virus impacts the economic activity in the U.S. and globally. See “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 for additional information.

Key Financial Results For the Three Months Ended September 30, 2021

●	GAAP revenue was $48.6 million compared with $45.8 million reported for the same period in 2020.
●	GAAP net loss was $3.4 million or $0.03 per diluted share, compared with GAAP net loss of $5.6 million or $0.06 per diluted share reported for the same period in 2020.
●	Adjusted EBITDA, a non-GAAP financial measure, was positive $2.0 million compared with negative $0.2 million reported for the same period in 2020. See “Non-GAAP Financial Measurements” below for a reconciliation of Adjusted EBITDA from net loss.
●	Ended the quarter with $32.5 million of cash and cash equivalents and restricted cash and $10.0 million of borrowings under the Company’s $35.0 million Revolver.

Results of Operations

For the Three Months Ended September 30, 2021 Compared to the Same Period Ended September 30, 2020

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

	For the Three Months Ended September 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$48,578	100%	$45,790	100%	$2,788	6%
Cost of revenue	35,030	72%	33,210	73%	1,820	5%
Gross profit	$13,548	28%	$12,580	27%	$968	8%

Net revenue increased $2.8 million, or 6%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to increased bookings and lower client churn.

Cost of revenue increased $1.8 million, or 5%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to the following:

●	$1.7 million increase in employee related costs primarily due to increased compensation expense associated with higher revenue attainment and an increase in headcount;
●	$0.6 million increase in depreciation and amortization expense; and
●	$0.5 million increase in information technology costs; partially offset by
●	$1.1 million decrease in facility costs primarily related to transitioning to a virtual-first operating model and sublease income.

Operating Expenses

	For the Three Months Ended September 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$4,174	9%	$5,638	12%	$(1,464)	(26)%
Research and development	1,338	3%	1,489	3%	(151)	(10)%
General and administrative	10,801	22%	10,537	23%	264	3%
Total operating expenses	$16,313	34%	$17,664	39%	$(1,351)	(8)%

Sales and Marketing

Sales and marketing expenses primarily consist of employee compensation expense and sales commissions paid to our sales and marketing employees, amortization of contract acquisition costs, marketing programs and events, and allocated overhead expenses, which consist of depreciation, amortization of internally developed software, and facility and technology costs.

Sales and marketing expenses decreased $1.5 million, or 26%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a $0.8 million decrease in employee related costs associated with a reduction in headcount and a $0.7 million decrease in information technology and facility costs related to transitioning to a virtual-first operating model.

Research and Development

Research and development expenses primarily consist of employee compensation expense, third-party consultant costs and allocated overhead expenses, which consist of amortization of internally developed software, facility and technology costs.

Research and development expenses decreased $0.2 million, or 10%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to $0.2 million decrease in information technology costs and a $0.2 million decrease in professional fees, partially offset by a $0.3 million increase in employee related costs primarily due to increased compensation expense associated with higher revenue attainment.

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

General and administrative expenses increased $0.3 million or 3%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to the following:

●	$1.2 million increase in information technology and facility costs; and
●	$0.9 million increase in employee related costs primarily due to increased compensation expense associated with higher revenue attainment; partially offset by
●	$0.9 million decrease in employee related costs associated with a reduction in headcount;
●	$0.5 million decrease in depreciation and amortization expense; and
●	$0.5 million decrease in professional fees.

Interest and Other Expense, Net

Interest and other expense, net consists of interest expense associated with our Revolver, imputed interest from finance lease payments, interest income earned on our cash and cash equivalents, amortization of debt issuance costs and foreign exchange gains and losses.

	For the Three Months Ended September 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(97)	—%	$(161)	—%	$64	(40)%
Other expense, net	$(170)	—%	$(339)	(1)%	$169	(50)%

Interest expense decreased $0.1 million, or 40%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to the timing of borrowings on the Revolver.

Other expense, net decreased $0.2 million, or 50%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to foreign currency fluctuations.

Provision for Income Tax

	For the Three Months Ended September 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax (expense) benefit	$(359)	(0)%	$6	—%	$(365)	*	%

* Not considered meaningful.

Provision for income tax (expense) benefit resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax increased $0.4 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to an increase in profitable operations in certain foreign jurisdictions.

For the Nine Months Ended September 30, 2021 Compared to the Same Period Ended September 30, 2020

Net Revenue, Cost of Revenue and Gross Profit

	For the Nine Months Ended September 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$139,908	100%	$143,542	100%	$(3,634)	(3)%
Cost of revenue	104,492	75%	103,415	72%	1,077	1%
Gross profit	$35,416	25%	$40,127	28%	$(4,711)	(12)%

Net revenue decreased $3.6 million, or 3%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to client churn and lower bookings.

Cost of revenue increased $1.1 million, or 1%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the following:

●	$1.9 million increase in depreciation and amortization expense;
●	$1.4 million increase in employee related costs primarily due to increased compensation expense associated with higher revenue attainment; and
●	$0.7 million increase in information technology costs; partially offset by
●	$2.9 million decrease in facility costs primarily related to transitioning to a virtual-first operating model and sublease income.

Operating Expenses

	For the Nine Months Ended September 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$12,263	9%	$19,048	13%	$(6,785)	(36)%
Research and development	3,679	3%	4,186	3%	(507)	(12)%
General and administrative	33,615	24%	31,844	22%	1,771	6%
Restructuring and other related costs	974	1%	703	—%	271	39%
Total operating expenses	$50,531	36%	$55,781	39%	$(5,250)	(9)%

Sales and Marketing

Sales and marketing expenses decreased $6.8 million, or 36%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $4.4 million decrease in employee related costs primarily associated with a reduction in headcount, lower bookings and lower travel and entertainment expenditures, a $2.2 million decrease in information technology and facility costs related to transitioning to a virtual-first operating model, and a $0.2 million decrease in marketing cost.

Research and Development

Research and development expenses decreased $0.5 million, or 12%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $0.6 million decrease in information technology costs and a $0.4 million decrease in professional fees, partially offset by a $0.3 million increase in employee related costs primarily due to increased compensation expense associated with higher revenue attainment and a $0.3 million reduction in third-party capitalizable software development costs.

General and Administrative

General and administrative expenses increased $1.8 million, or 6%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the following:

●	$3.0 million increase in information technology and facility costs; and
●	$1.2 million increase in stock-based compensation costs; partially offset by
●	$1.2 million decrease in depreciation and amortization expense;
●	$0.7 million decrease in employee related costs primarily associated with a reduction in headcount; and
●	$0.5 million decrease in professional fees.

Restructuring and Other Related Costs

Restructuring and other related costs consist primarily of employees’ severance payments and related employee benefits, related legal fees and charges related to lease termination costs.

Restructuring and other related costs increased $0.3 million, or 39%, for the nine months ended September 30, 2021 compared to the same period in 2020, due to timing of headcount reductions related to the 2019 and 2020 restructuring efforts resulting in a reduction of headcount and office lease costs compared to the nine months ended September 30, 2020.

Interest and Other Expense, Net

	For the Nine Months Ended September 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(362)	—%	(477)	—%	$115	(24)%
Other expense, net	$(1,429)	(1)%	(573)	—%	$(856)	149%

Interest expense decreased $0.1 million, or 24%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the timing of borrowings on the Revolver.

Other expense, net increased $0.9 million, or 149%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to foreign currency fluctuations.

Provision for Income Tax

	For the Nine Months Ended September 30,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(411)	(0)%	$(173)	—%	$(238)	138%

Provision for income tax expense for the nine months ended September 30, 2021 resulted primarily from profitable jurisdictions where no valuation allowance has been provided. Provision for income tax increased $0.2 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to an increase in profitable operations in certain foreign jurisdictions.

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

As of September 30, 2021, we had cash and cash equivalents of $30.2 million, which primarily consist of demand deposits and money market mutual funds. Included in cash and cash equivalents was $6.2 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of September 30, 2021, the Company had no unremitted earnings from our foreign subsidiaries.

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

As of September 30, 2021, the Company had $10.0 million of borrowings under the Revolver through a three-month BSBY borrowing at an effective interest rate of 2.42% maturing November 2021. An additional $12.2 million was available for borrowing under the Revolver as of September 30, 2021. The BSBY borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the BSBY borrowing. Proceeds from the Revolver are used for working capital and general corporate purposes.

The obligations under the 2021 Credit Agreement are secured by substantially all the assets of ServiceSource and certain of its subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The 2021 Credit Agreement has financial covenants, which the Company was in compliance with as of September 30, 2021.

Letters of Credit and Restricted Cash

In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in "Other assets" in the Consolidated Balance Sheets.

Cash Flows

The following table presents a summary of our cash flows:

	For the Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$3,961	$2,864
Net cash used in investing activities	(2,682)	(5,124)
Net cash (used in) provided by financing activities	(5,621)	14,429
Effect of exchange rate changes on cash and cash equivalents and restricted cash	480	(52)
Net change in cash and cash equivalents and restricted cash	$(3,862)	$12,117

Depreciation and amortization expense were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Internally developed software amortization	$2,407	$1,983	$6,895	$5,597
Property and equipment depreciation	1,263	1,529	4,074	4,734
Total depreciation and amortization	$3,670	$3,512	$10,969	$10,331

Operating Activities

Net cash provided by operating activities increased $1.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily as a result of improved cash collections from our clients and lower cash payments made related to costs previously accrued for during the current period compared to the prior period.

Investing Activities

Net cash used in investing activities decreased $2.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to decreased cash outflows from purchases of property and equipment during the current period compared to the prior period.

Financing Activities

Net cash provided by financing activities decreased $20.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to $5.0 million in net cash outflows from repayments on the Revolver during the current period compared to $15.0 million in net cash inflows from borrowings on the Revolver during the prior period.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies and estimates are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020. These policies were followed in preparing the Consolidated Financial Statements for the three and nine months ended September 30, 2021 and are consistent with the year ended December 31, 2020.

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

EBITDA consists of net income (loss) plus provision for income tax expense (benefit), interest and other expense (income), net, and depreciation and amortization. Adjusted EBITDA consists of EBITDA plus stock-based compensation, restructuring and other related costs, and amortization of contract acquisition costs related to the initial adoption of ASC 606.

This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.

The following table presents the reconciliation of "Net loss" to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(3,391)	$(5,578)	$(17,317)	$(16,877)
Provision for income tax expense (benefit)	359	(6)	411	173
Interest and other expense, net	267	500	1,791	1,050
Depreciation and amortization	3,670	3,512	10,969	10,331
EBITDA	905	(1,572)	(4,146)	(5,323)
Stock-based compensation	1,100	1,266	4,649	3,586
Restructuring and other related costs	—	—	974	703
Amortization of contract acquisition asset costs - ASC 606 initial adoption	43	134	195	514
Adjusted EBITDA	$2,048	$(172)	$1,672	$(520)

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
10.1

Loan and Security Agreement, dated as of July 23, 2021, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as Borrowers, and Bank of America, N.A., as Lender. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 28, 2021).

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

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviations or acronyms	Definition
2020 Plan	2020 Equity Incentive Plan
APJ	Asia Pacific-Japan
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASU	Accounting Standards Update
B2B	Business-to-business
BPaaS	Business Process-as-a-Service
BSBY	Bloomberg Short-Term Bank Yield Index Rate
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COVID-19	Coronavirus disease 2019
2018 Credit Agreement	Revolving Loan Credit Agreement, dated as of July 30, 2018, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as the Borrowers, and Compass Bank, as Lender
2021 Credit Agreement	Loan and Security Agreement, dated as of July 23, 2021, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as the Borrowers, and Bank of America, N.A., as Lender
EMEA	Europe, Middle East and Africa
ESPP	2011 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IoT	Internet of things
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NALA	North America and Latin America
PSU	Performance-based restricted stock unit
Revolver	Senior secured revolving line of credit pursuant to the 2018 Credit Agreement or 2021 Credit Agreement, as applicable
ROU	Right-of-use
RSU	Restricted stock unit
rTSR	Relative total stockholder return
SEC	Securities and Exchange Commission
U.S.	United States

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC.
(Registrant)

Date:	November 2, 2021	By:	/s/ CHAD W. LYNE
Chad W. Lyne
Chief Financial Officer
(Principal Financial and Accounting Officer)