Form 10-K
period 2021-12-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2022-02-23
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  ☐   No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $107.3 million. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of February 17, 2022, there were approximately 99,112,032 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference in Part III of this annual report on Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

ITEM 1.BUSINESS

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

Our services are delivered globally by approximately 2,900 professionals speaking 45 languages. Our net revenue was $195.7 million for the year ended December 31, 2021.

Our Market Opportunity

Our clients operate in rapidly changing and dynamic environments where they face increasing pressure to gain market share, expand globally, accelerate revenue growth, and streamline operating expenses. In an era of more intense competition, rapid technology disruption, and lower customer switching costs, the most successful B2B companies are recognizing the imperative of a customer-centric mindset. Enabling and delivering a superior customer experience is mission-critical for these companies, yet many lack the appropriate internal resources and capabilities required for longstanding success. Increasingly, they are seeking strategic partners and thought leaders who possess the requisite expertise and proven competencies to enhance the loyalty and lifetime value of their customers by accelerating their go-to-market transformation strategies. Against this market opportunity backdrop, we believe ServiceSource is uniquely positioned and competitively differentiated to benefit from the following dynamics:

●	Consumerization of B2B commerce. In today’s hyper-connected digital economy, individuals have become accustomed to engaging with B2C brands through channels and interactions that are efficient, effective and effortless. These individuals are bringing their consumer expectations into the workplace, fundamentally reshaping how companies market, sell to and engage

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
●	Deployment of customer-centric models that disrupt legacy go-to-market channels. Technology companies have relied for decades on a variety of third-party intermediaries to reach their mid-market customers. For many companies, 50% - 75% or more of their revenue has historically been attributed to indirect channels, including distributors, resellers, system integrators, and managed service providers, among others. These legacy routes to market are rapidly losing relevance due to the consumerization of IT, the growth of as-a-service offerings, the proliferation of cloud delivery and distribution models, and the rapid adoption of subscription and consumption-based billing plans. In light of these shifts and driven by a growing desire for greater customer insight and intimacy, more companies are deprioritizing investments away from these indirect channels, while assigning more focus to direct-to-consumer pathways. We believe these organizations are looking to strategic thought leaders such as ServiceSource who can help them reimagine their go-to-market strategies, accelerate their channel transformation initiatives, and design and manage new customer-centric operating models that will enable them to grow closer to their customers.
●	Emergence of customer experience as a competitive differentiator. Increased global competition, lower barriers to entry and shortened product lifecycles are prompting technology companies to reassess their competitive advantage and reevaluate their core competencies. While areas such as intellectual property, engineering, research and development, and product development still remain core, successful forward-thinking organizations realize and appreciate the positive impact of a well-orchestrated customer experience on their revenue and profitability objectives. While these companies are attempting to allocate greater resources to build internal customer-facing capacity in areas including demand generation and conversion, account management, and customer success management, they are often encumbered by pre-existing organizational dynamics, departmental silos, and corporate inertia. We believe more companies will increasingly seek to partner with differentiated BPaaS providers like ServiceSource who can help them to more rapidly scale their customer experience initiatives with a value-driven and outcomes-based business case. Our clients choose us to help them drive greater customer engagement, trust, and loyalty given our integrated solution suite, demonstrable track record, proven process improvement methodology, global scale and infrastructure, and data expertise and insights.

Our Strategy and Solutions

Our strategy is to drive client success by bringing the world’s greatest brands closer to their customers through people-powered, digitally-enabled solutions and data-driven insights. We are pioneers in the CJX® market and believe our solution scope, process expertise and global operating scale position us as a category leader. Our unified CJX® solution suite spans the pre- and post-sale B2B customer journey and is deployed through a holistic model that enables our clients to more efficiently and effectively identify, land, adopt, expand and renew their customers and end-users.

The ServiceSource CJX® solution suite has been built on three primary solution pillars, encompassing digital sales, customer success, and channel management, all underpinned by enabling competencies centered around our highly trained people, proprietary processes, and best-in-class technologies. Depending on our clients’ needs, we can provide our solutions and motions on a fully integrated basis or we can design and deploy them on a discrete, á la carte basis to address our clients’ unique requirements.

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

●	Demand qualification. We serve as a seamless extension to our clients’ advertising, marketing, and digital demand generation activities. Through proactive customer interaction and leveraged with our data analytics expertise, our business development reps digitally engage with marketing-generated leads to evaluate and score their budget, authority, need, and timing to progress them through the funnel into sales-qualified and sales-accepted leads.
●	Demand conversion. We serve as a high velocity augmentation to our clients’ inside sales teams, allowing for enhanced coverage and increased conversion of their sales pipeline. Our sales development reps are extensively trained on our clients’ products, services, and features, and are experts at value- and persona-based selling. Through omnichannel media - including voice, chat, email, video, and social - our teams nurture leads, educate prospects, and conduct sales demos to convert qualified opportunities into confirmed orders and closed bookings for our clients.
●	Account management. We serve as a natural complement to our clients’ installed-based account management sales motions. Our highly-skilled digital sales professionals develop, formulate, and implement account-based sales plans to identify and execute expansion selling opportunities, driving high margin incremental revenue for our clients through higher cloud consumption levels, upsell and cross-sell rates, multi-year conversions, and service and support attach rates.

Customer success and renewals. Through our customer success and renewals solution, we are an integrated component of our clients’ customer experience strategies and engagement efforts. Our core motions of onboarding, adoption, and renewals management are uniquely tailored and customized to improve the satisfaction, referenceability, loyalty, retention and lifetime value of our clients’ customers.

●	Onboarding. Our onboarding experts engage and communicate with our clients’ new customers to ensure they are positioned for success from the first day of their relationship. We confirm subscriptions were successfully activated, downloads were successfully installed, assets and entitlements were successfully provisioned, and payments and credits were successfully applied. Where required, we further triage and support the coordination of our clients’ technical support and professional services resources to drive higher initial customer satisfaction and issue resolution outcomes.
●	Adoption. Our adoption specialists are thoroughly trained and well-versed in the full range of features and functionality of our clients’ products, services and solutions. Leveraging telemetry from a variety of data feeds complemented with proactive real-time customer interaction, we ensure that our clients’ customers are appropriately educated, informed and empowered on how they can best achieve faster speed-to-value and return-on-investment for their subscription or purchase.
●	Renewals management. Our renewals representatives are equipped with our industry-leading high-performance sales methodology and complemented by best-in-class technology and processes to manage revenue that may be at risk of loss for our clients. Our systems and global teams cleanse, validate, enhance and supplement our clients’ CRM and ERP data in order to proactively configure, price, quote and sell customer contracts that are nearing expiration or cancellation. Through extensive integration with our clients’ internal systems, teams and processes, we deliver performance outcomes that allow our clients to recognize lower customer churn and attrition, enhanced contract renewal rates, and higher revenue retention metrics.

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

●	Partner onboarding. Our partner onboarding specialists are dedicated to onboarding new distributors, value-added resellers, resellers, system integrators, managed service providers, agents and related third parties to our clients’ channel partner programs. Through early engagement, proactive outreach, and onboarding assistance, we ensure that our clients’ new partners are best positioned to more effectively market, sell and support our clients’ offerings in their respective regions and territories.
●	Partner enablement. Our partner enablement specialists are thoroughly trained in the program design, tiering levels and criteria, and incentives available to partners through our clients’ channel programs. Through engagement, intervention, and training, we promote greater program awareness, understanding, and focus for partners, equipping them to achieve better outcomes with our clients.
●	Partner success management. Our partner success managers support our clients’ partners in developing and formulating quarterly and annual performance objectives, analyzing and forecasting sales and renewals pipelines, and identifying and resolving barriers to their success. Through ongoing engagement and interaction with our clients’ indirect partners, we proactively manage the relationships to ensure higher levels of success for our clients, the partners, and their mutual customers.

Our CJX® solution suite is provided to our clients primarily through a unique outcomes-based, pay-for-performance model that ensures optimal alignment to their business growth priorities, return-on-investment mandates and customer experience objectives. Through this model, our clients pay us commissions that are either flat-rate or variable based on the pipeline, bookings, and/or revenue we generate on their behalf. For engagements where other pricing options are more appropriate, including our professional services, sales enablement and data management services, our clients pay us through either fixed-fee or full-time employee-based pricing models. Oftentimes, our client contracts incorporate multiple pricing models to most appropriately balance our assessment of the data quality, operational complexity and risk-reward profile of the engagement. For the year ended December 31, 2021, 72% of our revenue was derived from pay-for-performance pricing arrangements and 28% was derived from fixed-fee or full-time employee-based pricing arrangements.

Our relationship with our clients begins in the pre-sales process and continues through the lifecycle of our engagement:

●	Sales performance analysis. We typically begin engagements with our prospective clients by conducting a SPA. Through our SPA process, we conduct in-depth executive interviews and data analysis to understand a client’s unique challenges and desired business outcomes, evaluate and benchmark its performance against those outcomes, analyze opportunities for improvement using proprietary analytical models, and deliver expertise and recommendations to drive an enhanced customer experience, improved operational KPIs, and targeted financial gains.
●	Business case, pricing and contract structuring. We use our reservoir of data, benchmarks, and best practices to estimate the critical components of the business case, to calculate our ability to improve our clients’ performance based on our extensive track record of execution for similar engagements, to scope and design an optimal delivery model, and to derive an appropriate value-based pricing structure and contractual arrangement.
●	Data integration, implementation and launch. Once we have entered into a contract with a client, we deploy our professional services to rapidly integrate our tools and platforms with our clients’ systems, while our data and ops services teams ensure that high velocity data feeds are appropriately configured, mapped, loaded, enabled, and enhanced. Our talent acquisition teams launch a highly selective recruiting and onboarding process, while our learning and development teams build and deliver a robust training curriculum and certification program.
●	Performance and execution. Following the implementation and ramp of an engagement, we leverage our reporting platform, data reservoir, and performance optimization tools to continuously monitor, measure, analyze, benchmark, and enhance the performance of our teams to ensure we are positioned to deliver against the business case and exceed our clients’ expectations.
●	Client benchmarking and continuous improvement. Our extensive platform and the accumulation of more than 20 years of experience serve as the foundation for benchmarking our clients’ performance against internal parity rates, industry peers, and previous performance periods. We generally conduct monthly and quarterly business review meetings and host frequent executive steering reviews with our clients to assess our results, identify potential process gaps, determine opportunities for continuous improvement, and make recommendations that we believe will allow our clients and us to achieve higher levels of performance and efficiencies.

Markets We Serve

We target our solutions exclusively to B2B technology companies and focus on chosen market segments where we have deep domain expertise, proven competencies and best practices, robust executive relationships, and the ability to leverage existing client references and advocacy.

●	Cloud and SaaS. In this segment, we serve companies who provide their solutions via public, private, or hybrid cloud delivery models, including SaaS, PaaS, and IaaS vendors. Within this market, customers and end-users typically purchase from our clients through a recurring subscription or a consumption-based utility billing model. IDC, a market research firm, estimates the total global market for cloud software was approximately $231 billion in 2021 with a forecasted 18% compound annual growth rate through 2024.
●	Software. Our clients in this segment include companies who primarily provide their software in an on-premise environment, where our clients’ customers and end-users typically pay for a defined number of licenses or subscribers, as well as related software support, maintenance and service contracts. We have developed extensive expertise in a variety of software sub-sectors, supporting vendors of application and system software, collaboration software, CRM software, cyber-security software, open source operating system software, and virtualization software, among others. IDC estimates the total global market for software license and maintenance was approximately $281 billion in 2021, while the software subscription market was approximately $292 billion in 2021 with a forecasted 18% compound annual growth rate through 2024.
●	Hardware. In this segment, we serve companies who provide IT hardware and related assets, including data center systems (servers, storage, gateways, and arrays), networking and communications equipment (switches, routers, access points, and appliances), and computing equipment and peripherals (workstations, PCs, thin-clients, and imaging devices), among others. Within this segment, our services are primarily directed at selling, renewing, and extending hardware maintenance and support contracts on our clients’ behalf. IDC estimates the total global market for hardware maintenance and support was approximately $64 billion in 2021 with a forecasted 3% compound annual growth rate through 2024.
●	Medical device and diagnostic equipment. Our clients in this segment include companies who provide products, software and services to the healthcare and medical field, including vendors of radiology and diagnostic imaging equipment, surgical and laboratory instruments, and healthcare IT software, among others. Fortune Business Insights, a market research firm, estimates the total global medical device market was approximately $455 billion in 2021 with a forecasted 5% compound annual growth rate through 2028.

●	Industrial IoT. In this segment, we serve companies who provide hardware, sensors, software and related services to monitor and automate smart and connected devices for manufacturing environments, process control applications, and energy and utility customers, among others. Grand View Research, a market research firm, estimates the total global market for industrial IoT applications was approximately $264 billion in 2021 with a forecasted 23% compound annual growth rate through 2028.

Our Clients

We seek to build long-term, durable relationships with leading companies and high-growth innovators within each of our target markets, where our strategy, solutions, and capabilities provide a compelling client value proposition and opportunity for us to drive enduring client success and trusted business outcomes. We typically enter into contracts with our clients with average terms ranging from one to three years. Our client contracts are generally comprised of a master services agreement, which is a framework agreement that defines broad governing terms, supplemented by one or multiple order forms or statements of work that outline detailed terms, conditions, pricing, description of services and definition of scope. While most of our contracts may be terminated for convenience with relatively short notice, often subject to the payment of an early termination fee by the client, our top 10 client relationships range in duration from 5 to 15 years, with an average tenure of approximately 11 years.

During the year ended December 31, 2021, our top ten clients each generated more than $4.0 million in revenue and represented a combined 82% of our total net revenue, and four clients each represented over 10% of our revenue during this period. A relatively small number of clients may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant clients for any reason may cause a significant decrease in our revenue.

Competition and Our Competitive Strengths

The market for our BPaaS services and CJX® solution suite is dynamic and evolving. Historically, B2B companies have managed their customer acquisition, engagement, expansion, and retention efforts internally and have relied upon a variety of third-party technologies and tools - including enterprise resource planning software, customer relationship management software, customer success management software, business intelligence software, channel management software, customer experience management software, and sales enablement software - from vendors such as Adobe, Gainsight, Gong, Medallia, Oracle, SAP, salesforce.com, and Totango, to enable their in-house teams and workflows. Some companies have made further investments in this area using firms such as Bain & Company, Deloitte Digital and McKinsey & Company for customer experience design and digital transformation consulting services for their go-to-market organizations. These internally developed solutions represent the primary alternative to our integrated approach of combining people, processes and technology to provide a purpose-built, end-to-end optimized solution.

We believe we are the only company of scale exclusively focused on serving the unique requirements of B2B technology companies with a solution suite that addresses the entirety of the customer journey experience continuum. Within the broader BPaaS market, at times we may compete with larger, more diversified and less-focused companies such as Accenture, Cognizant, Concentrix, Genpact, TTEC, and Webhelp, as well as smaller companies offering more narrow point solutions.

We believe our principal competitive strengths and differentiators include our:

●	20+ year track record of innovation and market leadership;
●	B2B technology industry domain expertise;
●	ability to drive client success and value;
●	scope and completeness of our solution;
●	robust global delivery footprint and infrastructure;
●	extensive geographic and language coverage model;

●	outcomes-based, pay-for-performance pricing;
●	data-driven insights, best practices and benchmarks;
●	speed and agility;
●	experience and quality of our leadership team;
●	reputation and referenceable client base; and
●	size and financial stability of our operations.

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

As of December 31, 2021, we had approximately 2,900 employees worldwide, of which nearly all were full-time, with 71% located outside of the U.S. Our employees are not covered by collective bargaining agreements. We believe we have good relations with our employees, as demonstrated by our average employee tenure of 3.5 years and an employee net promoter score that improved by approximately 11 points in 2021.

In 2021, we brought greater focus and Board governance to our Human Capital strategies by expanding the Compensation Committee’s responsibilities to include periodically reviewing and reporting to the Board, as appropriate, on (i) the Company’s talent management strategies, such as the Company’s recruitment, development, promotion, and retention programs, (ii) diversity and inclusion within the Company, and (iii) employee engagement and Company culture. In order to more accurately reflect the committee’s expanded responsibilities, we renamed our Compensation Committee the Compensation and Human Resources Committee.

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

We have further advanced our gender equality initiative with women representing nearly half of our total employee base and more than one-third of our leadership ranks.

Benefits. We offer a complete set of benefits for our employees, including competitive base salaries, annual cash bonuses and an equity incentive program, as well as comprehensive health benefits, retirement plans, and a generous time off policy. For our U.S.-based employees, we offer 12 weeks of paid parental leave, providing important support for our employees as they strive to care for, bond with and welcome new family members and integrate family life with work life. In addition, every employee receives a day of birthday time off, to enable that employee to celebrate on a day during the month of their birth.

Community engagement and involvement. We are active and involved members in the communities in which our employees live and work, and we promote a culture of volunteering and giving back. Every employee globally receives eight hours of paid volunteer time off annually, which encourages our employees to serve the communities in which we live and work. Through our paid volunteer time off program, our employees collectively volunteered more than 5,000 hours supporting a variety of charitable causes and organizations in their communities during 2021.

Training, development, and performance. In July 2020, we launched CJX® University, a world-class learning and development platform designed to help employees grow and develop in their careers. Since launch, our employees have logged more than 17,000 training hours. Additionally, we hold bi-annual unrated performance reviews, designed to encourage employees to have conversations with their managers relating to their areas of strength and growth opportunities and allowing for a plan for future career progression and development.

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

Partnerships and Alliances

We enter into partnerships and alliances with companies that can enhance our solutions, differentiate our capabilities, advance our technologies and tools, and complement our sales and marketing activities. These relationships include strategic go-to-market alliances, joint-selling agreements, “white-labeled” technology integrations and business transformation and consulting partners.

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

ITEM 1A.RISK FACTORS

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

The ongoing COVID-19 pandemic may have a material adverse effect on our business, financial position, results of operations and/or cash flows.

COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

The Company continues to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

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

Our top ten clients accounted for 82% of our revenue for the year ended December 31, 2021, and four clients each represented over 10% of our revenue during this period. A relatively small number of clients may continue to account for a significant portion of our revenue for the foreseeable future. The loss of revenue from any of our significant clients for any reason, including the failure to renew our contracts, termination of some or all of our services, a change of relationship with any of our key clients, or the acquisition of one of our significant clients, may cause a significant decrease in our revenue.

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

To continue to execute on our growth plan, we must attract and retain highly qualified employees in the international markets in which we have operations. Competition for these personnel is intense, especially for highly educated, qualified sales representatives with multiple language skills. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled key employees with appropriate qualifications. Our shift to a virtual-first operating model may increase the difficulty in hiring and retaining these highly skilled key employees. If we are unable to hire and retain these highly skilled workers, our company’s culture could be negatively influenced and potentially lead to increased employee attrition and loss of key personnel. In addition, hiring and retaining highly skilled key employees could become more difficult in the future if COVID-19 vaccine mandates become required. We may incur significant costs to attract and retain highly skilled key employees, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. If we fail to attract new highly skilled key employees, or fail to retain and motivate our most successful employees, our business and future growth prospects could be harmed.

If our security measures are breached or fail, resulting in unauthorized access to client data, our solution may be perceived as insecure, the attractiveness of our solution to current or potential clients may be reduced and we may incur significant liabilities.

Our solution involves the storage and transmission of the proprietary information and protected data that we receive from our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Despite the implementation of these security measures, our systems may still be vulnerable. If our, or our clients’, security measures are breached or fail as a result of third-party action, employee negligence, error, malfeasance or otherwise, unauthorized access to client or end customer data may occur. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or implement adequate protective measures. Our security measures may not be effective in preventing these types of activities, and the security measures of our third-party data centers and service providers may not be adequate. In addition, these risks may be increased as a result of our virtual-first operating model and our third-party data centers and service providers working remotely, including as a result of the COVID-19 pandemic.

Our client contracts generally provide that we will indemnify our clients for data privacy breaches caused by our acts or omissions and the acts and omissions of our service providers. If a data privacy breach occurs, we could face contractual damages, damages and fees arising from our indemnification obligations, penalties for violation of applicable laws or regulations, possible lawsuits by affected individuals and significant remediation costs and efforts to prevent future occurrences. Insurance may not be able to cover these costs in full, in particular if the damages are large. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed significantly and we could lose current or potential clients.

We may be liable to our clients or third parties if we make errors in providing our solution or fail to properly safeguard our clients’ confidential information.

The solution we offer is complex, and we may make errors from time to time. These may include human errors made in the course of managing the sales process for our clients as we interact with their end customers, or errors arising from our technology solution as it interacts with our clients’ systems and the disparate data contained on such systems. For example, our employees enter codes to classify their interactions with our clients’ end customers, and incorrect code entry could result in our clients’ end customer not receiving the service or solution they requested, which in turn could lead to customer dissatisfaction or termination causing our client relationships to suffer and our revenue and our clients’ revenue to decline. The costs incurred in correcting any material errors may be substantial. Any claims based on errors could subject us to exposure for damages, significant legal defense costs, adverse publicity and reputational harm, regardless of the merits or eventual outcome of such claims.

We conduct operations in a number of countries and are subject to risks of international operations.

Outside of the U.S., we conduct operations in Bulgaria, Ireland, Japan, Malaysia, the Philippines, Singapore and the United Kingdom. In 2021, approximately 45% of our revenue was related to operations located outside of the U.S. In addition, 71% of our employees are located in offices outside of the U.S. Our employees and clients in a particular country or region in the world may be impacted as a result of a variety of factors, including: geopolitical events, such as war, the threat of war, or terrorist activity; natural disasters (such as drought, flooding, wildfires, increased storm severity, and sea level rise), which may become more common as a result of climate change; power shortages or outages, major public health issues, including pandemics (such as the COVID-19 pandemic); and significant local, national or global events capturing the attention of a large part of the population. If any of these, or any other factors, disrupt a country or region where we have a significant workforce our business could be materially adversely affected.

We expect to continue our international growth, with international revenue accounting for an increased portion of total revenue in the future. Our international operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include different employment laws and rules and related social and cultural factors; different regulatory and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions, marketing and sales and other barriers to conducting business; cultural and language differences; diverse or less stable political, operating and economic environments and market fluctuations; and civil disturbances or other catastrophic events that affect business activity (including the ongoing COVID-19 pandemic). If we are not able to efficiently adapt to or effectively manage our business in markets outside of the U.S., our business prospects and operating results could be materially and adversely affected. Although we have business continuity plans in place for our operations, an extended period of civil unrest that halts or significantly impedes operations could have a material adverse effect on our business.

Laws or public perception may eliminate or restrict our ability to use revenue delivery centers not located in the U.S., which could have a material adverse impact on our business and results of operations.

The issue of companies outsourcing services to organizations operating in other countries is a politically sensitive topic and has been under heightened scrutiny in many countries, including the U.S. We provide our BPaaS solutions in several non-U.S. locations, including the Philippines and Malaysia, and our growth strategy includes increasing reliance on these “offshore” revenue delivery centers. Many organizations and public figures in the U.S. have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the U.S., and the topic of offshore outsourcing has recently received a great deal of negative attention from the U.S. executive branch. Because of negative public perception about offshore outsourcing, measures aimed at limiting or restricting offshore outsourcing by U.S. companies are periodically considered in the U.S. Congress. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing, including due to the enactment of any legislation restricting offshore outsourcing by U.S. companies, would harm our ability to provide certain of our services to our clients at a competitive and cost-effective price point and would have a material adverse effect on our business and results of operations.

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

Our international operations and global client base rely increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling and transfer of personal data continue to evolve, and additional regulation in those areas, some of it potentially difficult and costly for us to accommodate, is frequently proposed and occasionally adopted. Laws in many countries and jurisdictions, particularly in the European Union, United Kingdom, and Canada, govern the requirements related to how we store, transfer or otherwise process the private data provided to us by our clients. For example, in the European Union, the GDPR imposes substantial requirements regarding the handling of personal data. The GDPR, as well as other data privacy, cyber security and data localization laws and regulations, has changed in recent years and is likely to continue to evolve in the future. Although we have implemented measures designed to comply with the laws and regulations applicable to our business, our ongoing efforts to comply with the GDPR and other changes in laws and regulations (such as the California Consumer Privacy Act that became effective in January 2020) may entail substantial expenses and divert resources from other initiatives. These changes have in the past increased, and may continue to increase, our cost of providing our services, could limit us from offering solutions in certain jurisdictions, could adversely affect our sales cycles, and could impact our new technology innovation. In addition, the centralized nature of our information systems at the data and operations centers that we use requires the routine flow of data relating to our clients and their respective end customers across national borders, both with respect to the jurisdictions within which we have operations and the jurisdictions in which we provide services to our clients. If this flow of data becomes subject to new or different restrictions, our ability to serve our clients and their respective end customers could be seriously impaired for an extended period of time.

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

Consolidation among technology companies in our target market has been robust in recent years, and this trend poses a risk for us. Acquisitions of our clients could lead to cancellation of our contracts with those end customers by the acquiring companies and could reduce the number of our existing and potential clients. If mergers and acquisitions take place within our client base, some of the acquiring companies may terminate, renegotiate and/or elect not to renew our contracts with the companies they acquire, which would reduce our revenue. In addition, acquisitions in our client base may adversely impact our revenue even if the contract is not terminated. The sales we make on behalf of our clients are processed through our clients’ billing and quoting platforms. If our clients are acquired or merge with another company and as a result, their billing platforms or the procedures for processing closed sales are changed or slowed down, we will be unable to close our sales and our closure rate will fall, and therefore our revenue and our ability to keep our clients, could suffer.

We enter into long-term, commission-based contracts with our clients, and our failure to correctly price these contracts may negatively affect our profitability.

We enter into long-term contracts with our clients that are priced based on multiple factors determined in large part by the performance analysis we conduct for our clients. These factors include opportunity size, anticipated booking rates and expected commission rates at various levels of sales performance. Some of these factors require forward-looking assumptions that may prove incorrect. If our assumptions are inaccurate, or if we otherwise fail to correctly price our client contracts, particularly those with lengthy contract terms, then our revenue, profitability and overall business operations may suffer. Further, if we fail to anticipate any unexpected increase in our costs for employees, office space, technology, and other costs of providing services, as a result of inflation or otherwise, we could be exposed to risks associated with cost overruns related to our required performance under our contracts, which could have a negative effect on our margins and earnings.

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

The length of time it takes our newly hired sales representatives and global account managers to become productive could adversely impact our success rate, the execution of our overall business plan and our costs.

It can take twelve months or longer before our internal sales representatives and global account managers are fully trained and productive in selling our solution to prospective clients. This long ramp period, which could be further increased by our shift to a virtual-first operating model, presents a number of operational challenges as the cost of recruiting, hiring and carrying new sales representatives and global account managers cannot be offset by the revenue such new sales representatives produce until after they complete their long ramp periods. Given the length of the ramp period, we often cannot determine if a sales representative or global account manager will succeed until he or she has been employed for a year or more. If we cannot reliably develop our sales representatives and global account managers to a productive level, or if we lose productive representatives and account managers in whom we have heavily invested, our future growth rates and revenue will suffer.

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

If we experience a temporary or permanent interruption in our operations at one or more of our data or revenue delivery centers, through natural disaster (such as drought, flooding, wildfires, increased storm severity, and sea level rise), which may become more common as a result of climate change, pandemics or other public health emergencies (including the ongoing COVID-19 pandemic), casualty, operating malfunction, cyberattack, sabotage or other causes, we may be unable to provide the services we are contractually obligated to deliver. Failure to provide contracted services could result in contractual damages or clients’ termination or renegotiation of their contracts. Although we maintain disaster recovery and business continuity plans and precautions designed to protect our company and our clients from events that could interrupt our delivery of services, there is no guarantee that such plans and precautions will be effective or that any interruption will not be prolonged. Any prolonged interruption in our ability to provide services to our clients for whom our plans and precautions fail to adequately protect us could have a material adverse effect on our business, results of operation and financial condition.

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

We operate revenue delivery centers in multiple locations. Some of the jurisdictions in which we operate, such as Ireland, Malaysia, and the Philippines, give us the benefit of either relatively low tax rates, tax holidays or government grants, in each case, that are dependent on how we operate or how many jobs we create and employees we retain. We plan on utilizing such tax incentives in the future, as opportunities are made available to us. Any failure on our part to operate in conformity with applicable requirements to remain qualified for any such tax incentives or grants may result in an increase in our taxes. In addition, jurisdictions may choose to increase rates at any time due to economic or other factors. Any such rate increases may harm our results of operations.

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

In July 2021, we entered into a $35.0 million Revolver that allows us to borrow against our domestic receivables as defined in the 2021 Credit Agreement. As of February 23, 2022, we had $10.0 million of borrowings under the Revolver through a six-month BSBY borrowing at an effective interest rate of 3.04% maturing in August 2022. An additional $18.0 million was available for borrowing under the Revolver as of February 23, 2022. The BSBY borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the Company's borrowing base decreases below the current amount outstanding during the term of the BSBY borrowing. We may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes.

If we are unable to secure additional borrowing options in the future, it may have an adverse effect on our business.

The Revolver matures in July 2024, and we are subject to the risks normally associated with debt obligations, including the risk that we will be unable to refinance our indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments or otherwise refinance any debt that we incur, our business could suffer.

Covenants in our 2021 Credit Agreement currently impose, and future financing agreements may impose, significant operating and financial restrictions.

Our current 2021 Credit Agreement contains restrictions, and future financing agreements may contain additional restrictions, on our activities, including covenants that restrict our ability to incur additional debt, pay dividends on, redeem or repurchase stock, create liens, make specified types of investments, engage in transactions with our affiliates, merge or consolidate, and sell, assign, transfer, lease, convey or dispose of assets.

Our financial condition and results of operations could suffer if there is an impairment of goodwill.

We are required to test goodwill annually or more frequently if certain circumstances change that would more-likely-than-not indicate the carrying value of the reporting unit may not be recoverable. As of December 31, 2021, our goodwill was $6.3 million. When the carrying value of a reporting unit exceeds its fair value, an impairment loss equal to the difference is recorded. This would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Declines in our level of revenues or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill may become impaired in future periods. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill.

If we were to experience an ownership change, we could be limited in our ability to use NOLs arising prior to the ownership change to offset future taxable income. In addition, our ability to use NOLs to reduce future tax payments may be limited if our taxable income does not reach sufficient levels.

As of December 31, 2021, we had federal net operating losses of $325.4 million. If we were to experience an “ownership change,” as determined under Section 382 of the IRC, our ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change would be limited, possibly substantially. In addition, our ability to use our net operating losses is dependent on our ability to generate taxable income, and the net operating losses could expire before we generate sufficient taxable income to make use of our net operating losses.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

●	authorizing blank check preferred stock, which could be issued by our board of directors without stockholder approval, with voting, liquidation, dividend and other rights superior to our common stock;
●	limiting the liability of, and providing indemnification to, our directors and officers;
●	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
●	controlling the procedures for the conduct and scheduling of stockholder meetings;
●	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

●	limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our board of directors then in office; and
●	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which limits the ability of stockholders owning in excess of 15% of our outstanding common stock to merge or combine with us.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Our stock price was previously below $1.00 on certain dates during December 2021, and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price of our stock were to close below $1.00 per share for 30 consecutive business days, our stock could become subject to delisting, and we may seek stockholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.

If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations by limiting our ability to attract and retain qualified executives and employees and limiting our ability to raise capital.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock could depend in part on the research and reports that securities or industry analysts publish about us or our business, which in part depends on our market capitalization. If analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price could also likely decline. If analysts cease coverage of us, the trading price and trading volume of our stock could be negatively impacted. As of December 31, 2021, the Company is not aware of any active analyst coverage.

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

Our company values constructive input from investors and regularly engages in dialogue with stockholders regarding strategy and performance. Our board of directors and management team are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions taken by our board of directors and management in seeking to maintain constructive engagement with stockholders will be successful.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company leases the office space that houses its corporate headquarters located in Denver, Colorado. The Company also leases additional office space for its U.S. offices in California and Tennessee, and international offices in Bulgaria, Ireland, Japan, Malaysia, Philippines, Singapore and the United Kingdom.

ITEM 3.LEGAL PROCEEDINGS

The information required by this item is incorporated by reference from the information contained in “Note 11 — Commitments and Contingencies” in Notes to the Consolidated Financial Statements in Part II, Item 8.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Stock Market LLC under the symbol “SREV.”

Holders

As of January 31, 2022, there were 51 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

ITEM 6.[RESERVED.]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is geographically diversified. During 2021, 55% of our net revenue was earned in NALA, 30% in EMEA and 15% in APJ, compared to 57% in NALA, 28% in EMEA and 15% in APJ during 2020. All of NALA’s revenue represents revenue generated within the U.S. Net revenue for a particular geography generally reflects commissions earned from sales of service contracts managed from our revenue delivery center in that geography. Predominantly all of the service contracts sold and managed by our revenue delivery centers relate to end customers located in the same geography.

Sales Cycle. We sell our integrated solution through our sales organization. At the beginning of the sales process, our quota-carrying sales representatives contact prospective clients and educate them about our offerings. Educating prospective clients about the benefits of our solutions can take time, as many of these prospects have not historically relied upon integrated solutions like ours for service revenue management, nor have they typically put out a formal request for proposal or otherwise made a decision to focus on this area. As part of our sales process, our solutions design team performs a service performance analysis of our prospect’s service revenue. This includes an analysis of best practices and benchmarks the prospect’s service revenue against industry peers. Through this process, which typically takes several weeks, we are able to assess the characteristics and size of the prospect’s service revenue, identify potential areas of performance improvement, and formulate our proposal for managing the prospect’s service revenue. The length of our sales cycle for a new client, inclusive of the service performance analysis process and measured from our first formal discussion with the client until execution of a new client contract, is typically six to twelve months.

Implementation Cycle. After entering into an engagement with a new client, and, to a lesser extent, after adding an engagement with an existing client, we incur sales and marketing expenses related to the commissions owed to our sales personnel. These commissions are based on realized revenue that the contract delivers over time and on the estimated total annual contract value. Commission amounts based on realized revenue are expensed in the period the related revenue is recognized by the Company. Upfront commissions based on estimated total annual contract value are capitalizable as contract acquisition costs and expensed ratably over the expected life of the applicable contract or five years if the contract is between the Company and one of its long-standing clients. We also make upfront investments in technology and personnel to support the engagement. These upfront commissions and investments are typically incurred one to three months before we begin generating sales and recognizing revenue. Accordingly, in a given quarter, an increase in new clients, and, to a lesser extent, an increase in engagements with existing clients, or a significant increase in the contract value associated with such new clients and engagements, will negatively impact our gross margin and operating margins until we begin to achieve anticipated sales levels associated with the new engagements, which is typically two to three quarters after we begin selling contracts on behalf of our clients.

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

Seasonality. We experience a seasonal variance in our revenue which is typically higher in the fourth quarter when many of our clients’ products come up for renewal, and for the third quarter of the year which is typically lower as a result of lower or flat renewal volume corresponding to the timing of our clients’ product sales, particularly in the international regions. The impact of this seasonal fluctuation can be amplified if the economy as a whole is experiencing disruption or uncertainty, leading to deferral of some renewal decisions.

Foreign currency. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Singapore Dollar, Philippine Peso, Bulgarian Lev and Malaysian Ringgit. To date, we have not entered into any foreign currency hedging contracts, but may consider entering into such contracts in the future. We believe our operating activities act as a natural hedge for a portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our solution from our revenue delivery centers. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates. See Item.1A. "Risk Factors" for a description of the risks associated with fluctuations of the foreign currency exchange rate in our foreign operations.

Inflation. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of December 31, 2021 and December 31, 2020. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

We believe we have sufficient liquidity on hand to continue business operations even during periods of volatility such as those experienced since early 2020. As of December 31, 2021, we had total available liquidity of $46.5 million consisting of cash on hand and borrowing availability under our Revolver. See "Liquidity and Capital Resources" for additional information.

There was no material adverse impact on the results of operations for the years ended December 31, 2021 and 2020 as a result of the COVID-19 pandemic. We expect to continue to invest capital to allow our employees to function in our virtual, work-from-home operating model. However, we are benefiting and will continue to benefit from decreases in certain costs related to our facilities and reduced travel and entertainment costs.

During 2020, ServiceSource received various grants from the Singapore government, including the Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. The Company received and recognized income related to the grants of approximately $0.3 million and $1.3 million from the grant during the years ended December 31, 2021 and 2020, respectively. The Company does not expect to receive additional income related to these grants.

The situation surrounding COVID-19 remains fluid and the potential for a negative impact on our financial condition and results of operations increases the longer the virus impacts the economic activity in the U.S. and globally. See Part I, Item 1A - “Risk Factors” for additional information.

Basis of Presentation

Net Revenue

The majority of our net revenue is attributable to commissions we earn from the sale of renewals of maintenance, support and subscription agreements on behalf of our clients. We generally invoice our clients for our selling services on a monthly basis for sales commissions, and on a quarterly basis for certain performance sales commissions. We do not set the price, terms or scope of services in the service contracts with end customers and do not have any obligations related to the underlying service contracts between our clients and their end customers. We also generate revenues from selling professional services for which we are the principal. Professional services involve providing data integration at scale with our systems and processes, combined with client data enhancement, enablement and optimization. We typically invoice our clients for professional services on a monthly basis.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses primarily consist of employee compensation expense and sales commissions paid to our sales and marketing employees, amortization of contract acquisition costs, marketing programs and events and allocated overhead expenses which consist of depreciation, amortization of internally developed software, and facility and technology costs. We sell our solutions through our global sales organization, which is organized across three geographic regions: NALA, EMEA and APJ. Our commission plans generally provide multiple payments of commissions to our sales representatives based in part on the execution of a client contract and then on a percentage of revenue recorded during the first one to two years of the contract term. Commissions paid as a percentage of recorded revenue is contingent on the sales representatives’ continued employment. We generally capitalize the amounts payable for obtaining a contract and amortize ratably to sales and marketing expense over the contract term for new clients or five years for long-standing client relationships. Revenue based commissions are generally expensed to sales and marketing expense each quarter as revenue is recorded.

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

Restructuring and Other Related Costs

Restructuring and other related costs primarily consist of employees’ severance payments and related employee benefits, related legal fees and charges related to lease termination costs.

During 2020, the Company announced a restructuring effort to align with its virtual-first operating model and reduce the operating cost structure resulting in a reduction of headcount and office lease costs. As of December 31, 2021, the Company does not expect to incur additional restructuring charges related to this restructuring effort.

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

Key Financial Results  – Full Year Ended December 31, 2021

●	GAAP revenue was $195.7 million, compared with $194.6 million reported for the year ended December 31, 2020.
●	GAAP net loss was $14.7 million or $0.15 per diluted share, compared with GAAP net loss of $18.5 million or $0.19 per diluted share reported for the year ended December 31, 2020.
●	Adjusted EBITDA, a non-GAAP financial measure, was $9.8 million compared with $4.3 million reported for the year ended December 31, 2020. See “Non-GAAP Financial Measurements” below for a reconciliation of Adjusted EBITDA from net loss.
●	Ended the year with $30.8 million of cash and cash equivalents and restricted cash and $10.0 million of borrowings under the Company’s $35.0 million Revolver.

Results of Operations

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net Revenue, Cost of Revenue and Gross Profit

	For the Year Ended December 31,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$195,704	100%	$194,601	100%	$1,103	1%
Cost of revenue	140,002	72%	137,041	70%	2,961	2%
Gross profit	$55,702	28%	$57,560	30%	$(1,858)	(3)%

Net revenue increased by $1.1 million, or 1%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to lower client churn and increased bookings.

Cost of revenue increased $3.0 million, or 2%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to the following:

●	$3.0 million increase in employee related costs primarily due to increased compensation expense associated with higher revenue attainment;
●	$2.5 million increase in depreciation and amortization expense; and

●	$1.2 million increase in information technology costs; partially offset by
●	$3.7 million decrease in facility costs primarily related to transitioning to a virtual-first operating model and sublease income.

Operating Expenses

	For the Year Ended December 31,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$17,056	9%	$24,999	13%	$(7,943)	(32)%
Research and development	5,183	3%	5,602	3%	(419)	(7)%
General and administrative	45,051	23%	41,970	22%	3,081	7%
Restructuring and other related costs	1,071	1%	1,542	1%	(471)	(31)%
Total operating expenses	$68,361	35%	$74,113	38%	$(5,752)	(8)%

Sales and Marketing

Sales and marketing expense decreased $7.9 million, or 32%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to a $4.9 million decrease in employee related costs largely associated with a reduction in headcount, a $2.8 million decrease in information technology and facility costs related to transitioning to a virtual-first operating model, and a $0.2 million decrease in marketing cost.

Research and Development

Research and development expense decreased $0.4 million, or 7%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to a $0.7 million decrease in information technology and facility costs and a $0.5 million decrease in professional fees, partially offset by a $0.4 million increase in employee related costs primarily due to increased compensation expense associated with higher revenue attainment and a $0.4 million reduction in third-party capitalizable software development costs.

General and Administrative

General and administrative expense increased $3.1 million, or 7%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to the following:

●	$3.9 million increase in information technology and facility costs;
●	$1.3 million increase in stock-based compensation costs; and
●	$0.2 million increase in professional fees; partially offset by
●	$1.7 million decrease in depreciation and amortization expense; and
●	$0.6 million decrease in employee related costs primarily associated with a reduction in headcount.

Restructuring and Other Related Costs

Restructuring and other related costs decreased $0.5 million, or 31%, for the year ended December 31, 2021 compared to the same period in 2020 due to decreased costs incurred during the year ended December 31, 2021 related to restructuring efforts resulting in a reduction of headcount and office lease costs compared to the year ended December 31, 2020.

Interest and Other Expense, Net

	For the Year Ended December 31,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(471)	—%	(608)	—%	$137	23%
Other expense, net	$(1,313)	(1)%	(671)	—%	$(642)	(96)%

Interest expense decreased $0.1 million, or 23%, for the year ended December 31, 2021 compared to the same period in 2020 primarily due to lower average borrowings on the Revolver.

Other expense, net increased $0.6 million, or 96%, for the year ended December 31, 2021 compared to the same period in 2020 primarily due to foreign currency fluctuations.

Income Tax Provision

	For the Year Ended December 31,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(278)	(0)%	$(709)	—%	$431	61%

Provision for income tax expense resulted primarily from profitable jurisdictions where current taxes are required to be provided. Income tax expense decreased $0.4 million, or 61% for the year ended December 31, 2021 compared to 2020, primarily due to approval of a one-year tax holiday and a decrease in profitable operations in certain foreign jurisdictions.

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

As of December 31, 2021, we had cash and cash equivalents of $28.5 million, which primarily consist of demand deposits and money market mutual funds. Included in cash and cash equivalents was $6.5 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of December 31, 2021, the Company had no unremitted earnings from our foreign subsidiaries.

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

As of December 31, 2021, the Company had $10.0 million of borrowings under the Revolver through a three-month BSBY borrowing at an effective interest rate of 2.40% maturing February 2022. An additional $18.0 million was available for borrowing under the Revolver as of December 31, 2021. The BSBY borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the BSBY borrowing. Proceeds from the Revolver are used for working capital and general corporate purposes.

The obligations under the 2021 Credit Agreement are secured by substantially all of the assets of ServiceSource and certain of its subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The 2021 Credit Agreement has financial covenants which the Company was in compliance with as of December 31, 2021.

Letters of Credit and Restricted Cash

In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in “Prepaid expenses and other” and "Other assets" in the Consolidated Balance Sheets.

Cash Flows

The following table presents a summary of our cash flows:

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$3,605	$401
Net cash used in investing activities	(3,932)	(7,855)
Net cash (used in) provided by financing activities	(5,743)	14,301
Effect of exchange rate changes on cash and cash equivalents and restricted cash	545	96
Net change in cash and cash equivalents and restricted cash	$(5,525)	$6,943

Depreciation and amortization expense were comprised of the following:

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Internally developed software amortization	$9,388	$7,701
Property and equipment depreciation	5,279	6,224
Total depreciation and amortization	$14,667	$13,925

Operating Activities

Net cash provided by operating activities increased $3.2 million during the year ended December 31, 2021 compared to the same period in 2020, primarily as a result of lower payments for operating costs and increased revenue, partially offset by a decrease in cash collections from our clients.

Investing Activities

Net cash used in investing activities decreased $3.9 million during the year ended December 31, 2021 compared to the same period in 2020, due to decreased cash outflows from purchases of property and equipment during the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities decreased $20.0 million during the year ended December 31, 2021 compared to the same period in 2020, primarily due to $5.0 million in net cash outflows from repayments on the Revolver during the current period compared to $15.0 million in net cash inflows from borrowings on the Revolver during the prior period.

Critical Accounting Estimates

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

The Company’s significant accounting policies are described in Notes to the Consolidated Financial Statements, "Note 2 — Summary of Significant Accounting Policies.” These policies were followed in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2021 and are consistent with the year ended December 31, 2020.

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

Stock-Based Compensation

Stock-based compensation expense for RSUs and PSUs is determined using the fair value of our common stock on the date of grant and is recognized on a straight-line basis over the vesting period. PSU compensation expense is only recorded if it is probable the performance conditions will be met. Judgment is required to estimate achievement of the performance metrics.

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

EBITDA consists of net income (loss) plus provision for income tax expense (benefit), interest and other expense (income), net and depreciation and amortization. Adjusted EBITDA consists of EBITDA plus stock-based compensation, restructuring and other related costs, amortization of contract acquisition costs related to the initial adoption of ASC 606, costs attributable to establishing a litigation reserve, and loss (gain) on disposal of fixed assets and other, net.

This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.

The following table presents the reconciliation of “Net loss” to Adjusted EBITDA:

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Net loss	$(14,721)	$(18,541)
Provision for income tax expense	278	709
Interest and other expense, net	1,784	1,279
Depreciation and amortization	14,667	13,925
EBITDA	2,008	(2,628)
Stock-based compensation	6,127	4,865
Restructuring and other related costs	1,071	1,542
Amortization of contract acquisition asset costs - ASC 606 initial adoption	215	605
Litigation reserve	—	(74)
Loss on disposal of fixed assets and other, net	377	—
Adjusted EBITDA	$9,798	$4,310

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies as defined by Rule 12b-2 of the Exchange Act.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ServiceSource International, Inc.

Consolidated Balance Sheets

(in thousands, except per share and par value amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$28,507	$34,006
Accounts receivable, net	43,571	38,890
Prepaid expenses and other	8,995	9,275
Total current assets	81,073	82,171

Property and equipment, net	18,721	29,948
ROU assets	23,043	29,798
Contract acquisition costs	558	872
Goodwill	6,334	6,334
Other assets	2,719	3,490
Total assets	$132,448	$152,613

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$832	$1,204
Accrued expenses	4,152	3,217
Accrued compensation and benefits	19,999	18,342
Revolver	10,000	15,000
Operating lease liabilities	8,614	10,797
Other current liabilities	793	1,209
Total current liabilities	44,390	49,769

Operating lease liabilities, net of current portion	19,869	25,975
Other long-term liabilities	1,155	1,593
Total liabilities	65,414	77,337

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 99,233 shares issued and 99,112 shares outstanding as of December 31, 2021; 97,248 shares issued and 97,127 shares outstanding as of December 31, 2020	10	10
Treasury stock	(441)	(441)
Additional paid-in capital	385,827	379,696
Accumulated deficit	(319,328)	(304,607)
Accumulated other comprehensive income	966	618
Total stockholders' equity	67,034	75,276
Total liabilities and stockholders' equity	$132,448	$152,613

The accompanying notes are an integral part of these Consolidated Financial Statements

ServiceSource International, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020
Net revenue	$195,704	$194,601
Cost of revenue	140,002	137,041
Gross profit	55,702	57,560
Operating expenses:
Sales and marketing	17,056	24,999
Research and development	5,183	5,602
General and administrative	45,051	41,970
Restructuring and other related costs	1,071	1,542
Total operating expenses	68,361	74,113
Loss from operations	(12,659)	(16,553)
Interest and other expense, net	(1,784)	(1,279)
Loss before provision for income taxes	(14,443)	(17,832)
Provision for income tax expense	(278)	(709)
Net loss	$(14,721)	$(18,541)
Net loss per common share:
Basic and diluted	$(0.15)	$(0.19)
Weighted-average common shares outstanding:
Basic and diluted	98,050	95,787

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2021	2020
Net loss	$(14,721)	$(18,541)
Other comprehensive income:
Foreign currency translation adjustments	348	208
Other comprehensive income:	348	208
Comprehensive loss	$(14,373)	$(18,333)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

							Accumulated
					Additional		Other
	Common Stock		Treasury Shares/Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2019	94,972	$9	(121)	$(441)	$374,525	$(286,066)	$410	$88,437
Net loss	—	—	—	—	—	(18,541)	—	(18,541)
Other comprehensive income	—	—	—	—	—	—	208	208
Stock-based compensation	—	—	—	—	4,919	—	—	4,919
Issuance of common stock, RSUs	1,845	1	—	—	(1)	—	—	—
Proceeds from the exercise of stock options and ESPP	431	—	—	—	414	—	—	414
Net cash paid for payroll taxes on RSU releases	—	—	—	—	(161)	—	—	(161)
Balance at December 31, 2020	97,248	10	(121)	(441)	379,696	(304,607)	618	75,276
Net loss	—	—	—	—	—	(14,721)	—	(14,721)
Other comprehensive income	—	—	—	—	—	—	348	348
Stock-based compensation	—	—	—	—	6,169	—	—	6,169
Issuance of common stock, RSUs	1,812	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	173	—	—	—	154	—	—	154
Net cash paid for payroll taxes on RSU releases	—	—	—	—	(192)	—	—	(192)
Balance at December 31, 2021	99,233	$10	(121)	$(441)	$385,827	$(319,328)	$966	$67,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,721)	$(18,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,667	13,925
Amortization of contract acquisition costs	541	1,003
Amortization of ROU assets	9,399	9,841
Stock-based compensation	6,127	4,865
Restructuring and other related costs	1,007	1,460
Loss on disposal of fixed assets and other, net	377	—
Other	51	71
Net changes in operating assets and liabilities:
Accounts receivable, net	(4,983)	3,232
Prepaid expenses and other assets	420	(82)
Contract acquisition costs	(229)	(266)
Accounts payable	(355)	(3,213)
Accrued compensation and benefits	1,092	(97)
Operating lease liabilities	(10,758)	(10,195)
Accrued expenses	1,193	(107)
Other liabilities	(223)	(1,495)
Net cash provided by operating activities	3,605	401
Cash flows from investing activities:
Purchases of property and equipment	(3,932)	(7,855)
Net cash used in investing activities	(3,932)	(7,855)
Cash flows from financing activities:
Repayment on finance lease obligations	(608)	(952)
Debt issuance costs	(97)	—
Proceeds from Revolver	13,500	27,000
Repayment of Revolver	(18,500)	(12,000)
Proceeds from issuance of common stock	154	414
Payments related to minimum tax withholdings on RSU releases	(192)	(161)
Net cash (used in) provided by financing activities	(5,743)	14,301
Effect of exchange rate changes on cash and cash equivalents and restricted cash	545	96
Net change in cash and cash equivalents and restricted cash	(5,525)	6,943
Cash and cash equivalents and restricted cash, beginning of period	36,326	29,383
Cash and cash equivalents and restricted cash, end of period	$30,801	$36,326
Supplemental disclosures of cash flow information:
Cash paid for interest	$386	$517
Income taxes paid, net	$690	$448
Supplemental disclosures of non-cash activities:
Purchases of property and equipment accrued in accounts payable and accrued expenses	$23	$8
ROU assets obtained in exchange for new lease liabilities	$3,507	$2,271

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

ServiceSource is a leading provider of BPaaS solutions that enable the transformation of go-to-market organizations and functions for global technology clients. We design, deploy, and operate a suite of innovative solutions and complex processes that support and augment our clients’ B2B customer acquisition, engagement, expansion and retention activities. Our clients – ranging from Fortune 500 technology titans to high-growth disruptors and innovators – rely on our holistic customer engagement methodology and process excellence, global scale and delivery footprint, and data analytics and business insights to deliver trusted business outcomes that have a meaningful and material positive impact to their long-term revenue and profitability objectives. Through our unique integration of people, process and technology – leveraged against our more than 20 years of experience and domain expertise in the cloud, software, hardware, medical device and diagnostic equipment, and industrial IoT sectors – we effect and transact billions of dollars of B2B commerce in more than 175 countries on our clients’ behalf annually.

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

Level 1:Quoted prices in active markets for identical assets or liabilities;

Level 2:	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3:	Inputs that are generally unobservable and typically reflect management’s estimates or assumptions that market participants would use in pricing the asset or liability.

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

Restricted cash consists of cash in money market accounts that are used to secure letters of credit in connection with two of our leased facilities. Restricted cash is recorded within “Prepaid expenses and other” and “Other assets” in the Consolidated Balance Sheets and is classified as a Level 1 investment. The Company had restricted cash of $2.3 million as of December 31, 2021 and 2020.

Foreign Currency Translation and Remeasurement

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates at the balance sheet date. Net revenue and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive income. For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies are remeasured in U.S. dollars, and any resulting gains and losses are reported in “Interest and other expense, net” in the Consolidated Statements of Operations. Foreign currency transaction losses were approximately $1.0 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are derived from services performed for clients located primarily in the U.S., Europe and Asia. The Company attempts to mitigate the credit risk in its trade receivables through its ongoing credit evaluation process and historical collection experience.

Accounts receivable are stated at their carrying values net of an allowance for doubtful accounts, if applicable. The Company evaluates the ongoing collectability of its accounts receivable based on a number of factors such as the credit quality of its clients, the age of accounts receivable balances, collections experience, current economic conditions and other factors that may affect a client’s ability to pay. In circumstances where the Company is aware of a specific client’s inability to meet its financial obligations to the Company, a specific allowance for doubtful accounts is estimated and recorded, which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts as of December 31, 2021 and 2020, and recoveries and reductions to revenue for the years ended December 31, 2021 and 2020, were insignificant.

Property and Equipment

The Company records property and equipment at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful life for each asset class. Depreciation for leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life or life of the lease.

When assets are disposed, the cost and related accumulated depreciation and amortization are written-off and any gain or loss on sale or disposal is reported in “General and administrative” expense in the Consolidated Statements of Operations.

Lease Asset Retirement Obligations

The fair value of a liability for an ARO is recognized in the period in which it is incurred. The Company’s AROs are associated with leasehold improvements at our international office locations, which, at the end of a lease, are contractually obligated to be removed. AROs were approximately $1.0 million and $1.5 million as of December 31, 2021 and 2020, respectively. Approximately $0.5 million of liabilities were settled as of December 31, 2021. Accretion expense was insignificant for the years ended December 31, 2021 and 2020.

Capitalized Internal-Use Software

Expenditures related to software developed or obtained for internal use are capitalized and amortized over a period of two to seven years on a straight-line basis. The Company capitalizes direct external costs associated with developing or obtaining internal-use software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees or professional fees for consultants who are directly associated with the development of such applications. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred and are recorded in “Research and development” expenses in the Consolidated Statements of Operations. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time amortization commences.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the estimated fair market value of net identifiable assets of acquired businesses. The Company evaluates goodwill for possible impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. This evaluation includes an assessment of qualitative factors to determine whether it is necessary to compare the fair value of the reporting unit with its carrying value. If there are indicators of impairment, the fair value of the reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference is recorded. The carrying value of goodwill for the years ended December 31, 2021 and 2020 was $6.3 million. No impairment was recorded for the years ended December 31, 2021 and 2020.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the long-lived asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the long-lived asset is impaired, an impairment is recognized for the amount by which the carrying value of the asset exceeds its fair value. No impairment was recorded for the years ended December 31, 2021 and 2020.

Comprehensive Loss

We report comprehensive loss in our Consolidated Statements of Comprehensive Loss. Amounts reported in “Accumulated other comprehensive income” consist of foreign currency translation adjustments from subsidiaries with a functional currency other than the U.S. dollar.

Revenue Recognition

The Company provides a comprehensive suite of selling and professional services to its clients.

Selling services consists of sales earned from the following categories of selling motions:

●	Digital sales activities include demand qualification, demand conversion, and account management;
●	Customer success and renewals activities include onboarding, adoption, and renewals management; and
●	Channel management efforts include partner onboarding, partner enablement, and partner success management.

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

The Company’s performance obligations are satisfied over time and revenue is recognized based on monthly or quarterly time increments and the variable volume of closed bookings during the period at the contractual commission rates for selling services, or proportional performance during the period at SSP for professional services. Due to the continuous nature of providing services to our clients, judgment is required in determining when control of the services is transferred to the client. Because the client simultaneously receives and consumes the benefit of the Company’s selling and professional services as provided, the time increment output method depicts the measure of progress in transferring control of the services to the client. A significant portion of the Company’s contracts is based on a pay-for-performance model in which commission revenue is based on a volume of closed bookings each time period, which is recorded as a component of “Net revenue” in the Consolidated Statements of Operations. At each reporting period, the Company makes an estimate of this revenue for amounts that have yet to be invoiced, which was $15.8 million and $16.3 million as of

December 31, 2021 and 2020, respectively. These accrued revenue balances are reflected in "Accounts Receivable” in the Consolidated Balance Sheets.

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

Advertising Costs

Advertising costs are expensed as incurred and are reported in "Sales and marketing" in the Consolidated Statements of Operations. Advertising costs was $0.2 million for the year ended December 31, 2021 and insignificant for the year ended December 31, 2020.

Stock-Based Compensation

The Company issues stock-based awards to employees and directors. The Company previously offered an ESPP until it expired in February 2021.

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

RSUs are recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which the stock vests. RSUs generally vest ratably over three years with vesting contingent upon employment of the Company.

PSUs are stock-based awards in which the number of shares ultimately received by the employee varies depending on the Company’s achievement of specified targets. PSU expense is based on a fixed grant date fair value and adjusted based on the estimated achievement of the performance metrics and recognized on a straight-line basis over the vesting period.

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

Expected Volatility - The expected volatility is based on the historical stock volatility of the Company’s own common shares.

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

The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 1.7 million and 3.3 million shares for the years ended December 31, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

Government Assistance

During 2020, ServiceSource received various grants from the Singapore government, including the Job Support Scheme, which assists enterprises in retaining their local employees during the COVID-19 pandemic. ServiceSource received and recognized income related to the grants of $0.3 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. There are no conditions to repay the grants. The Company does not expect to receive additional income related to these grants. Government grants are primarily recognized within “Cost of revenue” expense in the Company’s Consolidated Statements of Operations during the same period that the expenses related to the grant are incurred if there is reasonable assurance the grant will be received, and the Company has complied with any conditions attached to the grant.

New Accounting Standards Issued but Not Yet Adopted

Financial Instruments - Credit Losses

In June 2016, the FASB issued an ASU that amends the measurement of credit losses on financial instruments and requires measurement and recognition of expected versus incurred credit losses for financial assets held. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, with early adoption permitted. This standard will apply to the Company’s accounts receivable and contract assets. Based on our current analysis, the Company does not expect the adoption to have material impact on the Consolidated Financial Statements as credit losses from trade receivables have historically been insignificant. The Company expects to adopt this standard effective January 1, 2023.

New Accounting Standards Adopted

Income Taxes

In December 2019, the FASB issued an ASU that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021. The adoption of this standard did not have an impact on the Company’s Consolidated Financial Statements.

Government Assistance

In November 2021, the FASB issued an ASU which requires and clarifies disclosures of government assistance received by business entities. This ASU is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard retrospectively effective December 1, 2021. The adoption of this standard did not have an impact on the Company’s Consolidated Financial Statements.

Note 3 — Consolidated Financial Statement Details

Property and equipment, net is comprised of the following:

		December 31,
	Depreciable Life	2021	2020

		(in thousands)
Computers and equipment	2 - 5 years	$17,949	$17,904
Software(1)	2 - 7 years	45,683	60,771
Furniture and fixtures	2 - 7 years	8,766	10,727
Leasehold improvements	Lesser of estimated useful life or life of lease	14,890	17,823
Finance leases		2,861	2,880
Property and equipment		90,149	110,105
Less: accumulated depreciation and amortization		(71,428)	(80,157)
Property and equipment, net		$18,721	$29,948

(1)Includes capitalized internally developed software as follows (in thousands):

Balance as of January 1, 2020	$19,417
Capitalized costs	5,076
Amortization expense	(7,701)
Balance as of December 31, 2020	16,792
Capitalized costs	2,864
Amortization expense	(9,510)
Balance as of December 31, 2021	$10,146

Depreciation and amortization expense related to property and equipment, which includes amortization expense for internally developed software and finance leases, was $14.7 million and $13.9 million during the years ended December 31, 2021 and 2020, respectively.

The following table presents long-lived assets by geographic location:

	December 31,
	2021	2020

	(in thousands)
NALA	$15,947	$24,420
APJ	2,137	4,456
EMEA	637	1,072
Property and equipment, net	$18,721	$29,948

Note 4 — Debt

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

As of December 31, 2021, the Company had $10.0 million of borrowings under the Revolver in the 2021 Credit Agreement through a three-month BSBY borrowing at an effective interest rate of 2.40% maturing February 2022. An additional $18.0 million was available for borrowing under the Revolver as of December 31, 2021. The BSBY borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the BSBY borrowing.

The obligations under the 2021 Credit Agreement are secured by substantially all assets of ServiceSource and certain of its subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The 2021 Credit Agreement has financial covenants that the Company was in compliance with as of December 31, 2021.

Subsequent to December 31, 2021, the $10.0 million BSBY borrowing was extended for a six-month term at an effective interest rate of 3.04% maturing August 2022.

Interest Expense

Unamortized debt issuance costs related to the 2021 Revolver was $0.1 million as of December 31, 2021.

Interest expense related to the amortization of debt issuance costs and interest expense associated with the Company’s debt obligation was $0.4 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

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

During 2021, the Company extended its agreement to sublease one floor of office space at one of its locations in Manila, Philippines to a third-party through the end of the original lease term in September 2023, entered into an agreement to sublease two floors of office space at a second location in Manila, Philippines to a third-party through the end of the original lease term in December 2021, extended its lease for reduced office space at its location in Yokohama, Japan through May 2024, and extended its lease for reduced office space at its location in Manila, Philippines through December 2026.

The Company recognizes rent expense and sublease income on a straight-line basis over the lease period and accrues for rent expense and sublease income incurred but not paid.

Supplemental income statement information related to leases was as follows:

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Operating lease cost	$11,346	$12,264

Finance lease cost:
Amortization of leased assets	442	744
Interest on lease liabilities	25	88
Total finance lease cost	467	832

Sublease income	(4,903)	(3,599)
Net lease cost	$6,910	$9,497

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020

	(in thousands)
Operating leases:
ROU assets	$23,043	$29,798

Operating lease liabilities	$8,614	$10,797
Operating lease liabilities, net of current portion	19,869	25,975
Total operating lease liabilities	$28,483	$36,772

Finance leases:
Property and equipment	$2,861	$2,880
Accumulated depreciation	(2,397)	(1,963)
Property and equipment, net	$464	$917

Other current liabilities	$63	$608
Other long-term liabilities	—	63
Total finance lease liabilities	$63	$671

Lease term and discount rate information was as follows:

	For the Year Ended December 31,
	2021	2020
Weighted-average remaining lease term (in years):
Operating lease	5.7	5.7
Finance lease	0.1	1.0
Weighted-average discount rate:
Operating lease	6.0%	6.2%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows as of December 31, 2021:

	Operating Leases	Operating Sublease	Finance Leases	Total

	(in thousands)
2022	$10,030	$(3,588)	$64	$6,506
2023	4,952	(1,410)	—	3,542
2024	3,579	—	—	3,579
2025	3,563	—	—	3,563
2026	3,329	—	—	3,329
Thereafter	8,468	—	—	8,468
Total lease payments	33,921	(4,998)	64	28,987
Less: interest	(5,438)	—	(1)	(5,439)
Total	$28,483	$(4,998)	$63	$23,548

Note 6 — Revenue Recognition

The following tables present the disaggregation of revenue from contracts with our clients:

Revenue by Performance Obligation

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Selling services	$192,525	$190,906
Professional services	3,179	3,695
Total revenue	$195,704	$194,601

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

	For the Year Ended December 31,
	2021	2020

	(in thousands)
NALA	$107,326	$111,085
EMEA	58,189	54,975
APJ	30,189	28,541
Total revenue	$195,704	$194,601

Revenue by Contract Pricing

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Variable consideration	$141,529	$142,355
Fixed consideration	54,175	52,246
Total revenue	$195,704	$194,601

Four of our clients represented 16%, 16%, 15% and 12% of our revenue, respectively, for the year ended December 31, 2021.

Contract Assets and Liabilities

As of December 31, 2021, contract liabilities were $0.5 million. As of December 31, 2020, contract assets and liabilities were $0.5 million and $0.4 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2021, assuming none of the Company’s current contracts with fixed consideration are renewed, the Company estimates receiving approximately $36.6 million in future selling services fixed consideration and approximately $0.7 million in professional services fixed consideration.

Contract Acquisition Costs

As of December 31, 2021 and 2020, capitalized contract acquisition costs were $0.6 million and $0.9 million, respectively. The Company recorded amortization expense related to capitalized contract acquisition costs of $0.5 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

Impairment recognized on contract costs was insignificant for the years ended December 31, 2021 and 2020.

Note 7 — Stock-Based Compensation

2020 Equity Incentive Plan

The 2020 Plan was approved by the Company’s stockholders on May 14, 2020 and expires March 4, 2025. The 2020 Plan provides for the Company’s common stock to be issued pursuant to permitted awards, which include, but are not limited to, options, stock appreciation rights, restricted stock units, performance stock units and other cash and stock-based awards. As of December 31, 2021, 8.5 million shares were available for grant under the 2020 Plan.

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

Stock-Based Compensation Expense

The following table presents stock-based compensation expense as allocated within the Company’s Consolidated Statements of Operations:

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Cost of revenue	$512	$389
Sales and marketing	1,236	1,416
Research and development	74	57
General and administrative	4,305	3,003
Total stock-based compensation	$6,127	$4,865

The above table does not include capitalized stock-based compensation related to internal-use software that was insignificant for the years ended December 31, 2021 and 2020.

Fair Value of Equity Compensation

The Black-Scholes option-pricing model assumptions for stock options were as follows:

2020
Expected term (in years)	5.0
Expected volatility	56%
Risk-free interest rate	0.75%
Expected dividend yield	—%
Weighted-average grant date fair value	$0.63

The Black-Scholes option-pricing model assumptions for purchase rights under the ESPP were as follows:

2020
Expected term (in years)	0.5 - 1.0
Expected volatility	53% - 60%
Risk-free interest rate	0.12% - 1.52%
Expected dividend yield	—%

Stock Awards

A summary of the Company’s stock option activity and related information was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2020	3,030	$2.09		$1,372
Exercised	(292)	$1.16
Expired and/or forfeited	(862)	$2.22
Outstanding as of December 31, 2021	1,876	$2.18	6.11	$16
Exercisable as of December 31, 2021	1,782	$2.24	6.03	$11

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Fair value of options vested	$96	$733
Intrinsic value of options exercised	$127	$46

As of December 31, 2021, there was $0.04 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 0.9 years.

A summary of the Company’s RSU and PSU activity and related information was as follows:

		Weighted-
		Average Grant
	Units	Date Fair Value
	(in thousands)
Non-vested as of December 31, 2020	7,015	$1.55
Granted	4,831	$1.51
Vested(1)	(1,950)	$1.64
Forfeited	(1,665)	$1.60
Non-vested as of December 31, 2021	8,231	$1.49

(1) 1,812 shares of common stock were issued for RSUs and PSUs vested and the remaining 138 shares were withheld for taxes.

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Fair value of RSUs and PSUs vested	$2,837	$2,940

As of December 31, 2021, there was $6.5 million of unrecognized compensation expense related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

Note 8 — Restructuring and Other Related Costs

The Company has undergone restructuring efforts to better align its cost structure with its business and market conditions. These restructuring efforts include severance and other employee costs, lease and other contract termination costs and asset impairments. Severance and other employee costs include severance payments, related employee benefits, stock-based compensation related to the accelerated vesting of certain equity awards and employee-related legal fees. Lease and other contract termination costs include charges related to lease consolidation and abandonment of spaces no longer utilized and the cancellation of certain contracts with outside vendors. Asset impairments include charges related to leasehold improvements and furniture in spaces vacated or no longer in use. The restructuring plans and future cash outlays are recorded in "Accrued expenses," "Accrued compensation and benefits," and "Other long-term liabilities" in the Consolidated Balance Sheets as of December 31, 2020. There are no future restructuring plans and future cash outlays as of December 31, 2021.

During 2020, the Company announced a restructuring effort to align with its virtual-first operating model and reduce the operating cost structure resulting in a reduction of headcount and office lease costs. The Company recognized charges related to this restructuring effort of $1.1 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. The Company does not expect to incur additional charges related to this restructuring effort as of December 31, 2021.

The following table presents a reconciliation of the beginning and ending fair value liability balance related to the 2020 restructuring effort:

	Severance and Other	Lease Termination
	Employee Costs	Costs	Total

	(in thousands)
Balance as of January 1, 2020	$—	$—	$—
Restructuring and other related costs	780	59	839
Cash paid	(442)	—	(442)
Balance as of December 31, 2020	338	59	397
Restructuring and other related costs	897	174	1,071
Cash paid	(1,235)	(233)	(1,468)
Balance as of December 31, 2021	$—	$—	$—

Note 9 — Income Taxes

Loss from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows:

	For the Year Ended December 31,
	2021	2020

	(in thousands)
U.S.	$(12,150)	$(18,278)
International	(2,293)	446
Loss before provision for income taxes	$(14,443)	$(17,832)

The income tax provision consisted of the following:

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Current:
Federal	$43	$121
Foreign	216	559
State and local	57	43
Total current income tax provision	316	723
Deferred:
Federal	(16)	(13)
Foreign	(21)	7
State and local	(1)	(8)
Total deferred income tax provision	(38)	(14)
Income tax provision	$278	$709

The following table provides a reconciliation of income taxes provided at the federal statutory rate of 21% for the years ended December 31, 2021 and 2020 to the income tax provision:

	For the Year Ended December 31,
	2021	2020

	(in thousands)
U.S. income tax at federal statutory rate	$(3,032)	$(3,745)
State income taxes, net of federal benefit	(344)	(1,575)
Share-based compensation	409	277
Foreign tax rate differential	147	(1,749)
Permanent differences	(270)	3,355
Tax law change	(256)	—
Valuation allowance	3,456	3,756
Other, net	168	390
Income tax provision	$278	$709

In November 2015, the Philippine Economic Zone Authority granted a four-year tax holiday to the Company’s Philippine affiliate, commencing with its fiscal year beginning January 1, 2016 and was initially set to expire on December 31, 2019. The Company applied for a one-year tax holiday extension and received notice during the year ended December 31, 2021 that the full exclusion for the year ended December 31, 2020 was granted. As the extension was not received before December 31, 2020 the tax expense accrued in 2020 was reversed in 2021.

In December 2013, Malaysia granted a ten-year tax holiday to the Company’s Malaysia affiliate, commencing with its fiscal year beginning January 1, 2014. The earnings per share benefit in 2021 and 2020 was not material.

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2021 and 2020. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Accrued liabilities	$4,284	$5,710
Share-based compensation	1,188	864
Net operating loss carryforwards	87,431	84,450
Tax credits	7,527	7,310
Interest	265	187
Total deferred tax assets	100,695	98,521
Deferred tax liabilities:
Property and equipment	(2,254)	(3,423)
ROU assets	(2,509)	(3,704)
Amortization of tax intangibles	(1,577)	(232)
Other, net	(247)	(533)
Total deferred tax liabilities	(6,587)	(7,892)
Net deferred tax assets	94,108	90,629
Less: valuation allowance	(94,341)	(90,899)
Net deferred tax liabilities	$(233)	$(270)

As of December 31, 2021 and 2020, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740 wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company’s deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company’s deferred tax assets, management considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2021. Accordingly, a valuation allowance of $94.3 million has been recorded to offset this deferred tax asset. The valuation allowance increased $3.4 million for the year ended December 31, 2021 and decreased $3.8 million for the year ended December 31, 2020.

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

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because the Parent entity is not required to include the distribution into income as the amount is tax free. As of December 31, 2021 and 2020, the Company had $0.5 million in withholding taxes accrued in long term payables for taxes that will be required when earnings are repatriated.

The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740 No. 5. Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.  We have elected to account for GILTI in the year the tax is incurred.

Operating Loss and Tax Credit Carryforwards

As of December 31, 2021, the Company had $2.7 million of U.S. federal research and development credits which expire beginning in 2031 and $3.7 million of California research and development credits which do not expire. The Company also has $0.5 million of California Enterprise Zone Credits which expire beginning in 2023 if not utilized and $1.6 million of other state tax credits which expire beginning in 2024 if not utilized.

As of December 31, 2021, the Company had net operating loss carryforwards of approximately $325.4 million for federal income tax purposes of which $68.6 million can be carried forward indefinitely and the remaining $256.8 million will expire at various dates beginning in 2024. The Company has $234.7 million in state net operating losses. These losses are available to reduce taxable income and expire at various dates beginning in 2021. The Company also has foreign net operating loss carryforwards of approximately $26.8 million of which $26.5 million is indefinitely available to reduce taxable income and will expire in 2025.

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

The Company’s 2017 through 2021 tax years generally remain subject to examination by federal, state, and foreign tax authorities. As the Company has incurred losses in most jurisdictions, the taxing authorities can generally challenge 2006 through 2016 losses to determine either the amount of the carryforward deduction reported in the open year or the amount of a net operating loss deduction that is absorbed in a closed year and supports the determination of the available net operating loss deduction for the open year under examination.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2020	$964
Additions based on tax positions related to the current year	12
Reductions for tax positions of prior years	(11)
Balance as of December 31, 2020	965
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	(11)
Balance as of December 31, 2021	$954

As of December 31, 2021, the Company had a liability for unrecognized tax benefits of $1.0 million, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2021 and 2020, interest and penalties recognized were insignificant.

Note 10 — Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan that covers eligible employees. Employer matching contributions, which may be discontinued at the Company’s discretion, were approximately $1.4 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively.

Note 11 — Commitments and Contingencies

Letter of Credit

In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash in “Prepaid expenses and other” and "Other assets" in our Consolidated Balance Sheets.

Non-cancelable Service Contract Commitments

Future minimum payments under non-cancelable service contract commitments were as follows:

December 31, 2021
(in thousands)
2022	$9,801
2023	7,871
2024	21
Thereafter	—
Total	$17,693

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ServiceSource International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ServiceSource International, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Measurement of revenue accruals
Description of the Matter

As more fully described in Note 2 to the consolidated financial statements, a significant portion of the Company’s contracts is based on a pay-for-performance model in which commission revenue is based on a volume of closed bookings each time period. Significant judgment was required to estimate such accrued commission revenue at year end for amounts that the Company has not yet invoiced. At December 31, 2021 the Company recorded $15.8 million of accrued commission revenue.

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

February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ServiceSource International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ServiceSource International, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ServiceSource International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 23, 2022

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Based on management’s evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures are designed to, and are effective to, provide at a reasonable assurance level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the COSO. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our 2022 Proxy Statement.

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in our 2022 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth in the Notes to the Consolidated Financial Statements above, the information required by this item is incorporated by reference from the information contained in our 2022 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in our 2022 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in our 2022 Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

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

ITEM 16.FORM 10-K SUMMARY

None.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviations or acronyms	Definition
2020 Plan	2020 Equity Incentive Plan
2021 Credit Agreement

Loan and Security Agreement, dated as of July 23, 2021, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as the Borrowers, and Bank of America, N.A., as Lender, as amended by the First Amendment to Loan and Security Agreement, dated as of December 28, 2021, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as the Borrowers, and Bank of America, N.A., as Lender.

2018 Credit Agreement	Revolving Loan Credit Agreement, dated as of July 30, 2018, among ServiceSource International, Inc. and ServiceSource
2022 Proxy Statement	Proxy statement for our 2022 annual meeting of stockholders
APJ	Asia Pacific-Japan
ARO	Asset retirement obligation
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASU	Accounting Standards Update
AWS	Amazon Web Services
B2B	Business-to-business
B2C	Business-to-consumer
Borrowers	ServiceSource International, Inc. and ServiceSource Delaware, Inc.
BPaaS	Business Process-as-a-Service
BSBY	Bloomberg Short-Term Bank Yield Index Rate
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CJX®	Customer journey experience trademark
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus disease 2019
CRM	Customer relationship management
EMEA	Europe, Middle East and Africa
ERP	Enterprise resource planning
ESPP	2011 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
GILTI	Global Intangible Low-Taxed Income
IaaS	Infrastructure-as-a-service
IDC	International Data Corporation

IoT	Internet of things
IRC	Internal Revenue Code of 1986, as amended
KPI	Key performance indicator
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NALA	North America and Latin America
PaaS	Platform-as-a-service
PSU	Performance-based restricted stock unit
Revolver	Senior secured revolving line of credit
ROU	Right-of-use
RSU	Restricted stock unit
rTSR	Relative total stockholder return
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
SPA	Sales performance analysis
SSP	Stand-alone selling price
U.S.	United States

INDEX TO EXHIBITS

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of the Company filed May 22, 2018	10-Q	001-35108	3.1	08/06/2018

3.2	Amended and Restated Bylaws of the Company effective May 13, 2021	8-K	001-35108	3.1	05/19/2021

4.1	Registration and Information Rights Agreement dated as of December 8, 2006, between the Registrant and GA SS Holding LLC, SSLLC Holdings, Inc., Housatonic Micro Fund SBIC, LP and Housatonic Equity Investors SBIC, LP	S-1/A	333-171271	4.1	02/25/2011

4.2	Specimen common stock certificate of the Registrant	S-1/A	333-171271	4.3	03/11/2011

4.3	Description of Capital Stock	10-K	001-35108	4.3	02/19/2020

10.1	Form of Director and Executive Officer Indemnification Agreement	S-1	333-171271	10.1	12/20/2010

10.2†	Employment and Confidential Information Agreement dated as of January 22, 2019, between the Company and Gary B. Moore	8-K	001-35108	10.1	01/28/2019

10.3†	Statement of Terms and Conditions of Employment, between ServiceSource Europe, Ltd. and Michael Naughton, dated October 28, 2011	10-Q	001-35108	10.1	04/28/2021

10.4†	Addendum to Statement of Terms and Conditions of Employment, between ServiceSource International, Inc. and Michael Naughton, dated September 21, 2018	10-Q	001-35108	10.2	04/28/2021

10.5†	ServiceSource International, Inc. Executive Severance Plan	8-K	001-35108	10.1	05/19/2021

10.6†	Form of Participation Agreement for ServiceSource International, Inc. Executive Severance Plan	8-K	001-35108	10.2	05/19/2021

10.7	Loan and Security Agreement, dated as of July 23, 2021, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as Borrowers, and Bank of America, N.A., as Lender	8-K	001-35108	10.1	07/28/2021

10.8

First Amendment to Loan and Security Agreement, dated as of December 28, 2021, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as Borrowers, and Bank of America, N.A., as Lender

						X

10.9†	Non-employee Director Deferred Compensation Plan	10-Q	001-35108	10.1	05/07/2020

10.10†	2011 Equity Incentive Plan and forms of agreements thereunder	S-8	333-173116	4.4	03/28/2011

10.11†	2011 Equity Incentive Plan form of Restricted Stock Award Agreement	8-K	001-35108	10.1	02/10/2012

10.12†	2011 Equity Incentive Plan form of Share Option Award Agreement (adopted October 2019)	10-Q	001-35108	10.1	10/29/2019

10.13†	2011 Equity Incentive Plan form of Restricted Stock Award Agreement (adopted October 2019)	10-Q	001-35108	10.2	10/29/2019

10.14†	2011 Employee Stock Purchase Plan and form of agreement thereunder	S-8	333-173116	4.5	03/28/2011

10.15†	ServiceSource International, Inc. 2020 Equity Incentive Plan	10-Q	001-35108	10.1	07/29/2020

10.16†	Amendment No. 1 to ServiceSource International, Inc. 2020 Equity Incentive Plan	8-K	001-35108	10.3	05/19/2021

10.17†#	2011 Equity Incentive Plan form of Performance Stock Unit Award Agreement (adopted March 2020)					X

10.18†	2020 Equity Incentive Plan form of Restricted Stock Award Agreement	10-K	001-35108	10.12	02/24/2021

10.19†	2020 Equity Incentive Plan form of Share Option Award Agreement	10-K	001-35108	10.13	02/24/2021

10.20†#	2020 Equity Incentive Plan form of Performance Stock Unit Award Agreement (adopted March 2021)					X

10.21†#	2020 Equity Incentive Plan form of Performance Stock Unit Award Agreement (adopted March 2021)					X

10.22†	2020 Equity Incentive Plan form of Restricted Stock Award Agreement (adopted March 2021)	10-Q	001-35108	10.3	04/28/2021

10.23†	CFO Transition Agreement	10-K	001-35108	10.14	02/24/2021

10.24†	Employment and Confidential Information Agreement dated as of November 16, 2017, between the Company and Chad W. Lyne	10-K	001-35108	10.15	02/24/2021

21.1	List of subsidiaries					X

23.1	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

†Indicates a management contract or compensatory plan.

#Portions omitted in accordance with Item 601(b) of Regulation S-K.

*These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC.

Dated: February 23, 2022	By:	/s/ GARY B. MOORE
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

Date	Signature	Title
February 23, 2022	/s/ GARY B. MOORE	Chief Executive Officer and Director (Principal Executive Officer)
Gary B. Moore

February 23, 2022	/s/ CHAD W. LYNE	Chief Financial Officer (Principal Financial and Accounting Officer)
Chad W. Lyne

February 23, 2022	/s/ ANDREW M. BAKER	Director
Andrew M. Baker

February 23, 2022	/s/ JOHN R. FERRON	Director
John R. Ferron

February 23, 2022	/s/ JOHN R. HARRIS	Director
John R. Harris

February 23, 2022	/s/ JOHN A. MEYER	Director
John A. Meyer

February 23, 2022	/s/ JANE OKUN BOMBA	Director
Jane Okun Bomba

February 23, 2022	/s/ RICHARD G. WALKER	Director
Richard G. Walker