Form 10-Q
period 2022-03-31
SERVICESOURCE INTERNATIONAL, INC.
filed 2022-05-10
CIK 1310114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Yes  ☐    No  ☒

As of May 5, 2022, 99,938,408 shares of common stock of ServiceSource International, Inc. were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ServiceSource International, Inc.

Consolidated Balance Sheets

(in thousands, except per share and par value amounts)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$29,518	$28,507
Accounts receivable, net	37,938	43,571
Prepaid expenses and other	7,858	8,995
Total current assets	75,314	81,073

Property and equipment, net	15,898	18,721
ROU assets	23,110	23,043
Contract acquisition costs	497	558
Goodwill	6,334	6,334
Other assets	2,717	2,719
Total assets	$123,870	$132,448

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,612	$832
Accrued expenses	3,299	4,152
Accrued compensation and benefits	13,955	19,999
Revolver	10,000	10,000
Operating lease liabilities	7,740	8,614
Other current liabilities	648	793
Total current liabilities	37,254	44,390

Operating lease liabilities, net of current portion	20,481	19,869
Other long-term liabilities	1,180	1,155
Total liabilities	58,915	65,414

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 100,059 shares issued and 99,938 shares outstanding as of March 31, 2022; 99,233 shares issued and 99,112 shares outstanding as of December 31, 2021	10	10
Treasury stock	(441)	(441)
Additional paid-in capital	388,213	385,827
Accumulated deficit	(323,710)	(319,328)
Accumulated other comprehensive income	883	966
Total stockholders' equity	64,955	67,034
Total liabilities and stockholders' equity	$123,870	$132,448

The accompanying notes are an integral part of these Consolidated Financial Statements

ServiceSource International, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net revenue	$48,893	$45,023
Cost of revenue	35,745	34,067
Gross profit	13,148	10,956
Operating expenses:
Sales and marketing	3,996	4,030
Research and development	1,386	1,160
General and administrative	11,321	12,190
Restructuring and other related costs	—	920
Total operating expenses	16,703	18,300
Loss from operations	(3,555)	(7,344)
Interest and other expense, net	(178)	(1,160)
Loss before provision for income taxes	(3,733)	(8,504)
Provision for income tax expense	(649)	(331)
Net loss	$(4,382)	$(8,835)
Net loss per common share:
Basic and diluted	$(0.04)	$(0.09)
Weighted-average common shares outstanding:
Basic and diluted	99,398	97,234

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(4,382)	$(8,835)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(83)	325
Other comprehensive (loss) income:	(83)	325
Comprehensive loss	$(4,465)	$(8,510)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

							Accumulated
					Additional		Other
	Common Stock		Treasury Shares/Stock		Paid-in	Accumulated-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2022	99,233	$10	(121)	$(441)	$385,827	$(319,328)	$966	$67,034
Net loss	—	—	—	—	—	(4,382)	—	(4,382)
Other comprehensive loss	—	—	—	—	—	—	(83)	(83)
Stock-based compensation	—	—	—	—	2,633	—	—	2,633
Issuance of common stock, RSUs and PSUs	826	—	—	—	—	—	—	—
Net cash paid for payroll taxes on RSU releases	—	—	—	—	(247)	—	—	(247)
Balance at March 31, 2022	100,059	$10	(121)	$(441)	$388,213	$(323,710)	$883	$64,955

							Accumulated
					Additional		Other
	Common Stock		Treasury Shares/Stock		Paid-in	Accumulated-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2021	97,248	$10	(121)	$(441)	$379,696	$(304,607)	$618	$75,276
Net loss	—	—	—	—	—	(8,835)	—	(8,835)
Other comprehensive income	—	—	—	—	—	—	325	325
Stock-based compensation	—	—	—	—	2,486	—	—	2,486
Issuance of common stock, RSUs	73	—	—	—	—	—	—	—
Proceeds from the exercise of stock options and ESPP	149	—	—	—	132	—	—	132
Balance at March 31, 2021	97,470	$10	(121)	$(441)	$382,314	$(313,442)	$943	$69,384

The accompanying notes are an integral part of these Consolidated Financial Statements.

ServiceSource International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,382)	$(8,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,522	3,657
Amortization of contract acquisition costs	90	167
Amortization of ROU assets	2,051	2,391
Stock-based compensation	2,620	2,475
Restructuring and other related costs	—	902
Other	15	265
Net changes in operating assets and liabilities:
Accounts receivable, net	5,557	4,131
Prepaid expenses and other assets	1,088	(2,099)
Contract acquisition costs	(31)	(51)
Accounts payable	808	3,952
Accrued compensation and benefits	(5,913)	(3,673)
Operating lease liabilities	(2,359)	(2,738)
Accrued expenses	(828)	(511)
Other liabilities	(59)	504
Net cash provided by operating activities	2,179	537
Cash flows from investing activities:
Purchases of property and equipment	(741)	(1,019)
Net cash used in investing activities	(741)	(1,019)
Cash flows from financing activities:
Repayment on finance lease obligations	(52)	(161)
Proceeds from Revolver	10,000	—
Repayment of Revolver	(10,000)	—
Proceeds from issuance of common stock	—	132
Payments related to minimum tax withholdings on RSU releases	(247)	—
Net cash used in financing activities	(299)	(29)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(128)	650
Net change in cash and cash equivalents and restricted cash	1,011	139
Cash and cash equivalents and restricted cash, beginning of period	30,801	36,326
Cash and cash equivalents and restricted cash, end of period	$31,812	$36,465
Supplemental disclosures of cash flow information:
Cash paid for interest	$87	$105
Supplemental disclosures of non-cash activities:
Purchases of property and equipment accrued in accounts payable and accrued expenses	$2	$9
ROU assets obtained in exchange for new lease liabilities	$2,334	$618

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements include the accounts of ServiceSource International, Inc. and its wholly owned subsidiaries and have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information. All intercompany balances and transactions have been eliminated in consolidation. These financial statements do not include all the information required by GAAP for annual financial statements. The unaudited Consolidated Balance Sheet as of December 31, 2021 has been derived from the Company’s audited annual Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022. In the opinion of management, these Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. These Consolidated Financial Statements and accompanying notes should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021, included in our annual report on Form 10-K. Interim results are not necessarily indicative of results for the entire year.

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

The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. The Company has considered the effects of the COVID-19 pandemic and Russia’s invasion of Ukraine in determining its estimates. However, future events are difficult to predict and subject to change, especially with the risks and uncertainties related to the impact of the COVID-19 pandemic and Russia’s invasion of

Ukraine, which could cause estimates and judgments to require adjustment. Actual results and outcomes may differ from our estimates.

Cash Equivalents and Restricted Cash

The Company follows a three-tier fair value hierarchy, which is described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are classified as a Level 1 investment.

Restricted cash consists of cash in money market accounts that are used to secure letters of credit in connection with two of our leased facilities. Restricted cash is recorded within “Prepaid expenses and other” and "Other assets" in the Consolidated Balance Sheets and is classified as a Level 1 investment. The Company had restricted cash of $2.3 million as of March 31, 2022 and December 31, 2021.

The Company did not have any other financial instruments or debt measured at fair value as of March 31, 2022 and December 31, 2021. There were no transfers between levels during the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022, the Company had $10.0 million of borrowings under the Revolver in the 2021 Credit Agreement through a six-month BSBY borrowing at an effective interest rate of 3.04% maturing August 2022. An additional $14.6 million was available for borrowing under the Revolver as of March 31, 2022. The BSBY borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the BSBY borrowing.

The obligations under the 2021 Credit Agreement are secured by substantially all assets of ServiceSource and certain of its subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The 2021 Credit Agreement has financial covenants that the Company was in compliance with as of March 31, 2022.

Interest Expense

Unamortized debt issuance costs related to the 2021 Revolver were $0.1 million as of March 31, 2022 and December 31, 2021.

Interest expense related to the amortization of debt issuance costs and interest expense associated with the Company’s debt obligation was $0.1 million for the three months ended March 31, 2022 and 2021.

Note 4 — Leases

The Company has operating leases for office space and finance leases for certain equipment under non-cancelable agreements with various expiration dates through December 2032. Certain office leases include the option to extend the term between one to seven years and certain office leases include the option to terminate the lease upon written notice within one year after lease commencement. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.

Supplemental income statement information related to leases was as follows:

	For the Three Months Ended March 31,
	2022	2021

	(in thousands)
Operating lease cost	$2,458	$2,941

Finance lease cost:
Amortization of leased assets	53	159
Interest on lease liabilities	1	11
Total finance lease cost	54	170

Sublease income	(887)	(1,098)
Net lease cost	$1,625	$2,013

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021

	(in thousands)
Operating leases:
ROU assets	$23,110	$23,043

Operating lease liabilities	$7,740	$8,614
Operating lease liabilities, net of current portion	20,481	19,869
Total operating lease liabilities	$28,221	$28,483

Finance leases:
Property and equipment	$2,852	$2,861
Accumulated depreciation	(2,442)	(2,397)
Property and equipment, net	$410	$464

Other current liabilities	$11	$63
Other long-term liabilities	—	—
Total finance lease liabilities	$11	$63

Lease term and discount rate information was as follows:

	For the Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term (in years):
Operating lease	5.6	5.6
Finance lease	0.2	0.8
Weighted-average discount rate:
Operating lease	5.9%	6.2%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows as of March 31, 2022:

	Operating Leases	Operating Sublease	Finance Leases	Total

	(in thousands)
Remainder of 2022	$7,548	$(2,646)	$11	$4,913
2023	5,738	(1,399)	—	4,339
2024	4,376	—	—	4,376
2025	4,016	—	—	4,016
2026	3,300	—	—	3,300
Thereafter	8,398	—	—	8,398
Total lease payments	33,376	(4,045)	11	29,342
Less: interest	(5,155)	—	—	(5,155)
Total(1)	$28,221	$(4,045)	$11	$24,187

(1)	In March 2022 the Company entered into a ten-year lease agreement in Nashville, Tennessee with future undiscounted lease payments, net of tenant improvement reimbursements, totaling $10.1 million. This lease had not yet commenced, and is not included in the lease liabilities, as of March 31, 2022.

Note 5 — Revenue Recognition

The following tables present the disaggregation of revenue from contracts with our clients:

Revenue by Performance Obligation

	For the Three Months Ended March 31,
	2022	2021

	(in thousands)
Selling services	$48,281	$44,328
Professional services	612	695
Total revenue	$48,893	$45,023

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

	For the Three Months Ended March 31,
	2022	2021

	(in thousands)
NALA	$25,325	$25,334
EMEA	15,776	12,769
APJ	7,792	6,920
Total revenue	$48,893	$45,023

Revenue by Contract Pricing

	For the Three Months Ended March 31,
	2022	2021

	(in thousands)
Variable consideration	$32,321	$33,211
Fixed consideration	16,572	11,812
Total revenue	$48,893	$45,023

Contract Balances

As of March 31, 2022 and December 31, 2021, contract liabilities were $0.4 million and $0.5 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2022, assuming none of the Company’s current contracts with fixed consideration are renewed, the Company estimates receiving approximately $33.8 million in future selling services fixed consideration and approximately $0.4 million in professional services fixed consideration, the majority to be received within one year.

Contract Acquisition Costs

As of March 31, 2022 and December 31, 2021, capitalized contract acquisition costs were $0.5 million and $0.6 million, respectively. The Company recorded amortization expense related to capitalized contract acquisition costs of $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Note 6 — Stock-Based Compensation

2022 PSU Awards

During March 2022, the Company granted PSUs under the 2020 Plan to certain executives in which the number of shares ultimately received depends on the Company’s achievement of two performance goals for fiscal year 2022 and a rTSR modifier based on the Company’s rTSR for fiscal years 2022, 2023, and 2024 compared to a peer group. The aggregate target number of shares subject to these awards is 0.8 million. The awards were valued on the grant date using a Monte Carlo simulation for the rTSR modifier and using the Company’s closing stock price for the performance metrics for an aggregate grant date fair value of $1.1 million. The number of shares ultimately received related to these awards will range from 0% to 173% of the participant’s target award and will vest on the third anniversary of the grant date. The Company’s expense will be recognized over the service period and adjusted based on estimated achievement of the performance goals.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense as allocated within the Company’s Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2022	2021

	(in thousands)
Cost of revenue	$138	$130
Sales and marketing	346	191
Research and development	24	15
General and administrative	2,112	2,139
Total stock-based compensation	$2,620	$2,475

The above table does not include capitalized stock-based compensation related to internal-use software that was insignificant for the three months ended March 31, 2022 and 2021.

Stock Awards

A summary of the Company’s stock option activity and related information was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2021	1,876	$2.18		$16
Expired and/or forfeited	(17)	$4.42
Outstanding as of March 31, 2022	1,859	$2.16	5.91	$210
Exercisable as of March 31, 2022	1,771	$2.22	5.84	$179

As of March 31, 2022, there was $0.02 million of unrecognized compensation expense related to previously granted stock options, which is expected to be recognized over a weighted-average period of 0.6 years.

A summary of the Company’s RSU and PSU activity and related information was as follows:

		Weighted-
		Average Grant
	Units	Date Fair Value
	(in thousands)
Non-vested as of December 31, 2021	8,231	$1.49
Granted	2,165	$1.43
Vested(1)	(1,006)	$1.65
Forfeited	(271)	$1.46
Non-vested as of March 31, 2022	9,119	$1.46

(1)	826 shares of common stock were issued for RSUs and PSUs vested and the remaining 180 shares were withheld for taxes.

As of March 31, 2022, there was $6.1 million of unrecognized compensation expense related to previously granted RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

Potential shares of common stock that are not included in the determination of diluted net loss per share because they are anti-dilutive for the periods presented consist of stock options and unvested RSUs and PSUs. The Company excluded from diluted earnings per share the weighted-average common share equivalents related to 4.0 million and 1.2 million shares for the three months ended March 31, 2022 and 2021, respectively, because their effect would have been anti-dilutive.

Note 7 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The "Provision for income tax expense" in the Consolidated Statements of Operations primarily consists of income and withholding taxes for foreign and state jurisdictions where the Company has profitable operations, as well as valuation allowance adjustments for certain U.S. tax jurisdictions. No tax benefit was provided for losses incurred in the U.S. and Ireland because those losses are offset by a full valuation allowance. The tax years 2017 through 2021 generally remain subject to examination by federal, state, and foreign tax authorities.

The gross amount of the Company’s unrecognized tax benefits was $1.0 million as of March 31, 2022 and December 31, 2021, none of which, if recognized, would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2022 and 2021 interest and penalties recognized were insignificant.

Note 8 — Commitments and Contingencies

Letters of Credit

In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash within “Prepaid expenses and other” and "Other assets" in the Consolidated Balance Sheets.

Non-cancelable Service Contract Commitments

The Company enters into various purchase obligations in the ordinary course of business, generally short-term in nature. Those that are binding primarily relate to non-cancelable service contract commitments. There have not been any significant changes in these commitments since what was disclosed in the last annual report.

Note 9 — Subsequent Event

On May 6, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Concentrix Corporation, a Delaware corporation (“Acquirer”), and Concentrix Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Acquirer (“Acquisition Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Acquisition Sub will merge with and into the Company, which we refer to as the “Merger”, with the Company continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Acquirer.

In the event the Merger is completed, except as otherwise provided in the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive $1.50 per share in cash, without interest (the “Merger Consideration”).

Consummation of the Merger is subject to customary closing conditions, including, among other things, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock (“Requisite Stockholder Approval”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto which appear elsewhere in this quarterly report on Form 10-Q.

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believe,” “project,” "target," "forecast," “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and variations of such words or similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those identified elsewhere in this report, including the risks and uncertainties related to the consummation of the Merger, the impact and duration of the COVID-19 pandemic and fluctuations in general economic conditions including impacts from Russia's invasion of Ukraine, as well as those discussed in the sections of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022 entitled “Forward Looking Statements” and “Risk Factors” and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by applicable law.

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

Impact of the COVID-19 Pandemic

On March 11, 2020, we created a dedicated crisis team to proactively implement our business continuity plans in response to COVID-19. By April 1, 2020, we transitioned to a 100% virtual operating model. As a result of this successful work-from-home implementation, we have shifted to a virtual-first operating model whereby our employees primarily work from their home offices and our facilities are used for collaboration, innovation, and connection. Additionally, this model includes virtual sourcing, hiring, and onboarding for new employees as well as a process for driving performance and culture in a virtual environment. As a result of the implementation of these business continuity measures, we have not experienced material disruptions in our operations from COVID-19.

We believe we have sufficient liquidity on hand to continue business operations even during periods of volatility such as those experienced since early 2020. As of March 31, 2022, we had total available liquidity of $44.2 million consisting of cash on hand and borrowing availability under our Revolver. See "Liquidity and Capital Resources" for additional information.

There was no material adverse impact on the results of operations for the three months ended March 31, 2022 as a result of the COVID-19 pandemic. We expect to continue to invest capital to allow our employees to function in our virtual, work-from-home operating model. However, we are benefiting and will continue to benefit from decreases in certain costs related to our facilities and reduced travel and entertainment costs.

The situation surrounding COVID-19 remains fluid and the potential for a negative impact on our financial condition and results of operations increases the longer the virus impacts the economic activity in the U.S. and globally. See “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 for additional information.

Key Financial Results For the Three Months Ended March 31, 2022

●	GAAP revenue was $48.9 million compared with $45.0 million reported for the same period in 2021.
●	GAAP net loss was $4.4 million or $0.04 per diluted share, compared with GAAP net loss of $8.8 million or $0.09 per diluted share reported for the same period in 2021.
●	Adjusted EBITDA, a non-GAAP financial measure, was $2.6 million compared with negative $0.2 million reported for the same period in 2021. See “Non-GAAP Financial Measurements” below for a reconciliation of Adjusted EBITDA from GAAP net loss.
●	Cash, cash equivalents, and restricted cash of $31.8 million and borrowings under the Revolver of $10.0 million as of March 31, 2022.

Results of Operations

For the Three Months Ended March 31, 2022 Compared to the Same Period Ended March 31, 2021

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

	For the Three Months Ended March 31,
	2022		2021
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Net revenue	$48,893	100%	$45,023	100%	$3,870	9%
Cost of revenue	35,745	73%	34,067	76%	1,678	5%
Gross profit	$13,148	27%	$10,956	24%	$2,192	20%

Net revenue increased $3.9 million, or 9%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to increased bookings and lower client churn.

Cost of revenue increased $1.7 million, or 5%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the following:

●	$1.7 million increase in employee related costs primarily due to increased compensation expense associated with an increase in headcount and higher revenue attainment; and
●	$0.5 million increase in amortization expense related to internally developed software; partially offset by
●	$0.5 million decrease in facility costs primarily related to the expiration of various office space leases in connection with transitioning to a virtual-first operating model.

Operating Expenses

	For the Three Months Ended March 31,
	2022		2021
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Operating expenses:
Sales and marketing	$3,996	8%	$4,030	9%	$(34)	(1)%
Research and development	1,386	3%	1,160	3%	226	19%
General and administrative	11,321	23%	12,190	27%	(869)	(7)%
Restructuring and other related costs	—	—%	920	2%	(920)	(100)%
Total operating expenses	$16,703	34%	$18,300	41%	$(1,597)	(9)%

Sales and Marketing

Sales and marketing expenses primarily consist of employee compensation expense and sales commissions paid to our sales and marketing employees, amortization of contract acquisition costs, marketing programs and events, and allocated overhead expenses, which consist of depreciation, amortization of internally developed software, and facility and technology costs.

Sales and marketing expenses remained flat for the three months ended March 31, 2022 compared to the same period in 2021.

Research and Development

Research and development expenses primarily consist of employee compensation expense, third-party consultant costs and allocated overhead expenses, which consist of amortization of internally developed software, facility and technology costs.

Research and development expenses increased $0.2 million, or 19%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a reduction in third-party capitalizable software development costs.

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

General and administrative expenses decreased $0.9 million, or 7%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the following:

●	$0.6 million decrease in employee related costs associated with a reduction in headcount; and
●	$0.6 million decrease in depreciation expense primarily related to the expiration of various office space leases in connection with transitioning to a virtual-first operating model; partially offset by
●	$0.3 million increase in facility costs.

Restructuring and Other Related Costs

Restructuring and other related costs consist primarily of employees’ severance payments and related employee benefits, related legal fees and charges related to lease termination costs.

Restructuring and other related costs decreased $0.9 million, or 100% for the three months ended March 31, 2022 compared to the same period in 2021, due to completion of the restructuring efforts resulting in a reduction of headcount and office lease costs during the three months ended March 31, 2021. The Company did not incur any charges related to this restructuring effort during the three months ended March 31, 2022 and does not expect to incur additional charges related to this restructuring effort.

Interest and Other Expense, Net

Interest and other expense, net consists of interest expense associated with our Revolver, imputed interest from finance lease payments, interest income earned on our cash and cash equivalents, amortization of debt issuance costs and foreign exchange gains and losses.

	For the Three Months Ended March 31,
	2022		2021
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Interest expense	$(107)	—%	$(158)	—%	$51	32%
Other expense, net	$(71)	—%	$(1,002)	(2)%	$931	93%

Interest expense decreased $0.1 million, or 32%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to lower borrowings on the Revolver.

Other expense, net decreased $0.9 million, or 93%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to foreign currency fluctuations.

Provision for Income Tax

	For the Three Months Ended March 31,
	2022		2021
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(in thousands)		(in thousands)		(in thousands)
Provision for income tax expense	$(649)	(1)%	$(331)	(1)%	$(318)	(96)%

Provision for income tax expense increased $0.3 million, or 96%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to an increase in profitable operations in certain foreign jurisdictions.

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

As of March 31, 2022, we had cash and cash equivalents of $29.5 million, which primarily consist of demand deposits and money market mutual funds. Included in cash and cash equivalents was $6.4 million held by our foreign subsidiaries used to satisfy their operating requirements. We consider the undistributed earnings of ServiceSource Europe Ltd. and ServiceSource International Singapore Pte. Ltd. permanently reinvested in foreign operations and have not provided for U.S. income taxes on such earnings. As of March 31, 2022, the Company had no unremitted earnings from our foreign subsidiaries.

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

As of March 31, 2022, the Company had $10.0 million of borrowings under the Revolver through a six-month BSBY borrowing at an effective interest rate of 3.04% maturing August 2022. An additional $14.6 million was available for borrowing under the Revolver as of March 31, 2022. The BSBY borrowings may be extended upon maturity, converted into a base rate borrowing upon maturity or require an incremental payment if the borrowing base decreases below the current amount outstanding during the term of the BSBY borrowing. Proceeds from the Revolver are used for working capital and general corporate purposes.

The obligations under the 2021 Credit Agreement are secured by substantially all the assets of ServiceSource and certain of its subsidiaries, including pledges of equity in certain of the Company’s subsidiaries. The 2021 Credit Agreement has financial covenants, which the Company was in compliance with as of March 31, 2022.

Letters of Credit and Restricted Cash

In connection with two of our leased facilities, the Company is required to maintain two letters of credit totaling $2.3 million. The letters of credit are secured by $2.3 million of cash in money market accounts, which are classified as restricted cash within “Prepaid expenses and other” and "Other assets" in the Consolidated Balance Sheets.

Cash Flows

The following table presents a summary of our cash flows:

	For the Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$2,179	$537
Net cash used in investing activities	(741)	(1,019)
Net cash used in financing activities	(299)	(29)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(128)	650
Net change in cash and cash equivalents and restricted cash	$1,011	$139

Depreciation and amortization expense were comprised of the following:

	For the Three Months Ended March 31,
	2022	2021

	(in thousands)
Internally developed software amortization	$2,596	$2,192
Property and equipment depreciation	926	1,465
Total depreciation and amortization	$3,522	$3,657

Operating Activities

Net cash provided by operating activities increased $1.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily as a result of improved cash collections from our clients and lower cash payments made related to costs previously accrued for during the current period compared to the prior period.

Investing Activities

Net cash used in investing activities decreased $0.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to decreased cash outflows from purchases of property and equipment during the current period compared to the prior period.

Financing Activities

Net cash used in financing activities increased $0.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to payments related to minimum tax withholdings on RSU releases.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies and estimates are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2021. These policies were followed in preparing the Consolidated Financial Statements for the three months ended March 31, 2022 and are consistent with the year ended December 31, 2021.

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

This non-GAAP measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP.

The following table presents the reconciliation of "Net loss" to Adjusted EBITDA:

	For the Three Months Ended March 31,
	2022	2021

	(in thousands)
Net loss	$(4,382)	$(8,835)
Provision for income tax expense	649	331
Interest and other expense, net	178	1,160
Depreciation and amortization	3,522	3,657
EBITDA	(33)	(3,687)
Stock-based compensation	2,620	2,475
Restructuring and other related costs	—	920
Amortization of contract acquisition asset costs - ASC 606 initial adoption	15	84
Adjusted EBITDA	$2,602	$(208)

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, see “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

Risks Related to Our Business

Global economic, political and social conditions may harm our ability to do business, increase our costs, and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to various global disruptions, including geopolitical events, such as war, the threat of war (including collateral damage from cyberwarfare), or terrorist activity; natural disasters; power shortages or outages; major public health issues, including pandemics; and significant local, national, or global events capturing the attention of a large part of the population, which could prevent or hinder our ability to do business, increase our costs, and negatively affect our stock price. Adverse consequences resulting from the United States and China trade negotiations, Russia’s recent invasion of Ukraine and the subsequent economic sanctions imposed by the U.S., NATO and other countries, and various other market issues may have broader implications on economies outside the region, including increased instability in the worldwide financial markets and economy, increases in inflation, and enhanced volatility in foreign currency exchange rates. These uncertainties may cause our clients or potential clients to delay or reduce spending, which could negatively impact our revenue and operating results and make it difficult for us to accurately plan future business activities.

Risks Related to the Proposed Merger

The consummation of the Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, some or all of which may not be satisfied or waived in a timely manner or at all.

In May 2022, we entered into the Merger Agreement with the Acquirer and Acquisition Sub. Consummation of the Merger is subject to customary closing conditions, including (i) receipt of the Requisite Stockholder Approval, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the expiration of applicable waiting periods or clearance of the Merger, as applicable, under the antitrust and foreign investment laws of certain other jurisdictions, (iii) absence of any law or order issued by certain governmental authorities of competent jurisdiction, prohibiting the Merger, and (iv) the absence of a material adverse effect on the Company.

We intend to pursue the satisfaction or waiver, as applicable, of each condition to the consummation of the Merger, including the receipt of the Requisite Stockholder Approval. However, no assurance can be given that such conditions to the consummation of the Merger will be satisfied or waived in a timely manner, or at all. We also cannot provide any assurance regarding whether the Company will have to comply with any terms or conditions imposed by third parties in order to satisfy or waive the conditions to the consummation of the Merger. Similarly, we cannot provide any assurance that the Acquirer will be able to comply with its obligation to consummate the Merger. Many of the conditions to the consummation of the Merger are not within our control, and we cannot predict if or when these conditions will be satisfied or waived.

The failure to satisfy or obtain waiver of conditions to the consummation of the Merger in a timely manner could delay the consummation of the Merger and exacerbate the risks and uncertainties associated with the announcement and pendency of the Merger, which are discussed below under the headings “The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations” and “While the Merger remains pending, we will be required to comply with various interim operating covenants that may constrain our business operations and to take certain actions that may divert our management’s focus from our ongoing business.”

In addition, if all of the conditions to the consummation of the Merger are not satisfied or waived, we may be unable to consummate the Merger at all. The risks and uncertainties associated with a failure to consummate the Merger are discussed below under the heading “Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operation.”

Future litigation challenging the Merger could prevent the Merger from occurring or adversely affect our business, financial condition or results of operations.

In connection with the announcement of the Merger Agreement, as is common in the context of mergers and acquisitions of publicly-traded companies, the Company (along with its directors and officers) may attract lawsuits seeking to enjoin us from proceeding with or consummating the Merger, or seeking to have the Merger rescinded after its consummation. One of the conditions to the consummation of the Merger is the absence of any order issued by certain governmental authorities of competent jurisdiction prohibiting the Merger. If any future plaintiffs are successful in obtaining an injunction or other order prohibiting the Merger, we may be unable to consummate the Merger. The risks and uncertainties associated with a failure to consummate the Merger are discussed below under the heading “Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operation.”

In addition, responding to any litigation targeting the Merger, even those without merit, will cause us to incur legal costs and expenses, which may negatively impact our financial condition. Responding to lawsuits may also divert the time and attention of our management away from our ongoing business operations and adversely affect our business and results of operations.

Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operations.

As noted above, the various conditions to the consummation of the Merger may not be satisfied or waived in a timely manner, or at all. Some of these conditions are not within our control. We cannot provide assurance that any of the conditions to the consummation of the Merger will be satisfied or waived. Pursuant to the Merger Agreement, the Merger will not be consummated until all of the conditions are satisfied or waived.

In addition, either the Company or the Acquirer may terminate the Merger Agreement in certain circumstances, including if (i) the Merger has not been consummated by November 1, 2022, (ii) any of certain governmental authorities of competent jurisdiction has issued a final non-appealable law or order prohibiting the Merger, (iii) the Requisite Stockholder Approval is not obtained at the stockholders’ meeting duly convened therefor, or (iv) the other party materially breaches, and does not cure, any of its representations or covenants in the Merger Agreement that would cause the related condition to such party’s obligation to consummate the Merger to not be satisfied, in each case subject to the terms and conditions set forth in the Merger Agreement. The terms and conditions, and other circumstances under which the Merger Agreement may be terminated in accordance with its terms are described in more detail in the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K we filed with the SEC on May 9, 2022.

If the Merger is not consummated for any reason, holders of our common stock will not receive the Merger Consideration for their shares in connection with the Merger. Instead, our common stock will continue to be listed and traded on the Nasdaq and registered under the Exchange Act, and we will continue to file periodic reports with the SEC on account of our common stock. In addition, we would be subject to a number of risks and uncertainties, including but not limited to:

●	the completion of the Merger on the anticipated terms and timing, including obtaining required stockholder and regulatory approvals, and the satisfaction of other conditions to the completion of the acquisition;
●	potential litigation relating to the Merger that could be instituted against the Company or its directors or officers, including the effects of any outcomes related thereto;
●	the risk that disruptions from the Merger will harm the Company’s business, including current plans and operations;
●	the ability of the Company to retain and hire key personnel;
●	potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger;
●	continued availability of capital and financing and rating agency actions;
●	legislative, regulatory and economic developments;
●	potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger that could affect the Company’s financial performance;
●	certain restrictions during the pendency of the Merger that may impact the Company’s ability to pursue certain business opportunities or strategic transactions;
●	unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or the COVID-19 pandemic, as well as management’s response to any of the aforementioned factors;
●	the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and
●	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger, including in circumstances requiring the Company to pay a termination fee or reimburse the Acquirer’s expenses.

If the Merger is not consummated, the risk and uncertainties described above may materialize and adversely affect our business, financial condition or results of operations.

If the Merger Agreement is terminated, under certain conditions, we may be obligated to reimburse the Acquirer for its expenses and / or pay the Acquirer a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations.

Subject to the terms and conditions set forth in the Merger Agreement, if the Merger Agreement is terminated because the Requisite Stockholder Approval is not obtained, the Company will have to reimburse the Acquirer for it expenses incurred in connection with the Merger, in an amount not to exceed $1.5 million.

If the Company’s board of directors (the “Board”) (i) withdraws or changes its recommendation that our stockholders approve and adopt the Merger Agreement in a manner adverse to the Acquirer or Acquisition Sub, (ii) fails to include its recommendation in the proxy statement filed by the Company to solicit proxies in connection with the Merger, (iii) approves or recommends a competing acquisition proposal, or (iv) fails to recommend against a competing acquisition proposal under certain circumstances, then the Acquirer will have the right to terminate the Merger Agreement (before the Requisite Stockholder Approval is received) and receive a termination fee in the amount of $5.73 million (the “Termination Fee”) from the Company, subject to the terms and conditions set forth in the Merger Agreement.

In addition, subject to the terms and conditions set forth in the Merger Agreement, the Company would be required to pay the Acquirer the Termination Fee if prior to receiving the Requisite Stockholder Approval the Company terminates the Merger Agreement, and with the authorization of the Board, it enters into an Alternative Acquisition Agreement with respect to a Superior Proposal (as each term is defined in the Merger Agreement).

The Company would also be required to pay the Acquirer the Termination Fee, subject to the terms and conditions set forth in the Merger Agreement, if (i) a third party makes a Competing Proposal (as defined in the Merger Agreement) to the Company or its stockholders, (ii) the Merger Agreement is subsequently terminated by either the Company or the Acquirer because the Company did not obtain the Requisite Stockholder Approval or by the Acquirer because the Company knowingly and intentionally breached any covenant or agreement under the Merger Agreement, which breach would give rise to the failure of any conditions to the Company’s obligations to effect the Merger, and any such Competing Proposal was not withdrawn at least five business days prior to the event that gave rise to such termination, and (iii) within twelve months of such termination, the Company consummates a transaction involving a Competing Proposal or enters into an Alternative Acquisition Agreement providing for the consummation of a Competing Proposal (which is subsequently consummated).

If the Company is required to pay the Termination Fee, the Company may be required to incur additional debt or use funds that it would otherwise have been able to use for general corporate expenses, capital expenditures or for other purposes.

The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations.

Our business could experience material disruptions due to the announcement of our entry into the Merger Agreement and during the pendency of the Merger. Our current and prospective employees, including certain key personnel, may experience uncertainty regarding their future roles with the Company or desire different employment in anticipation of the consummation of the Merger. As a result, we may not be able to retain such employees, find adequate replacements for any employees we are unable to retain, or otherwise recruit new employees to join the Company. The uncertainty caused by the pendency of the Merger could also negatively impact our employees’ performance. If the announcement or pendency of the Merger causes us to lose and be unable to replace our employees, impairs our ability to attract new employees, or negatively affects the performance of our employees, our business, financial condition and results of operations could suffer.

In addition, third parties, including our lenders, vendors and customers, may experience uncertainty regarding our business relationships due to the announcement of our entry into the Merger Agreement and during the pendency of the Merger. As a result, such third parties may seek to terminate or renegotiate our existing business relationships in connection with the potential Merger. Such disruptions to our business relationships could negatively impact our business, financial condition and results of operations.

The announcement of the Merger Agreement may also cause regulators to apply additional scrutiny to our business, potentially increasing our regulatory burden, including costs of compliance. If we are required to expend additional employee time or other resources to address such additional scrutiny or increased regulatory burden, our business, financial condition and results of operations could be negatively impacted.

While the Merger remains pending, we will be required to comply with various interim operating covenants that may constrain our business operations and to take certain actions that may divert our management’s focus from our ongoing business.

Pursuant to the Merger Agreement, following the execution of the Merger Agreement and until the earlier to occur of (i) the consummation of the Merger or (ii) the termination of the Merger Agreement (the “Interim Operating Period”), we agreed to use reasonable best efforts to conduct our business in the ordinary course of business and to not engage in certain types of actions, subject to certain terms, limitations and exceptions. In particular, among other things, we agreed to refrain from taking certain actions without the Acquirer's consent, including (i) making acquisitions, (ii) incurring indebtedness above a certain threshold, (iii) granting equity awards other than as specified in the Merger Agreement, (iv) entering into, amending or terminating certain material contracts, and (v) declaring or paying dividends to stockholders, in each case subject to the terms, limitations and exceptions set forth in the Merger Agreement. Complying with these obligations could limit our ability to operate our business as previously conducted, to pursue strategic transactions, or to otherwise exploit business opportunities as they arise. Our management will be primarily responsible for ensuring that the Company complies with such obligations during the Interim Operating Period, and this additional responsibility may divert the focus of our management away from our ongoing business operations.

In addition, our management will also need to take certain other actions during the Interim Operating Period in connection with the proposed Merger, including, among other things, convening a meeting of our stockholders for the purpose of considering and voting on the Merger, filing a proxy statement, in both preliminary and definitive form, in connection with our solicitation of proxies from our stockholders for such meeting, using reasonable best efforts to obtain all necessary consents and approvals required in connection with the Merger and to satisfy the other conditions to the consummation of the Merger, addressing any litigation brought against the Company in connection with the Merger, and responding to questions we may receive from our stockholders, employees, vendors and other interested stakeholders regarding the Merger. Taking these actions could require our management to expend time and resources, reducing the time and resources our management could otherwise direct towards our ongoing business operations. If our management is unable to expend the necessary time and resources on our business, our results of operations could be negatively impacted.

The Merger Agreement contains provisions that could make it difficult for a third party to make a superior acquisition proposal.

The Merger Agreement contains certain customary restrictions on our ability to solicit proposals from third parties for an acquisition of the Company during the Interim Operating Period. In addition, subject to certain customary “fiduciary out” exceptions, the Board is required to recommend that our stockholders vote in favor of the approval of the Merger, the Merger Agreement and the transactions contemplated thereby.

As discussed in further detail above under the heading “If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay the Acquirer a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations,” we would also be required to pay the Acquirer the Termination Fee under certain conditions in connection with the termination of the Merger Agreement.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, including proposals that may be deemed to offer greater value to our stockholders than the Merger Consideration of $1.50 per share. Furthermore, even if a third party elects to propose an acquisition, the requirement that we must pay a termination fee to accept any such proposal may cause that third party to offer a lower price to our stockholders than such third party might otherwise have offered.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 6, 2022, we entered into the Merger Agreement with Acquirer and Acquisition Sub. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Acquisition Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Acquirer.

In the event the Merger is completed, except as otherwise provided in the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive the Merger Consideration.

In addition, pursuant to the Merger Agreement, at the Effective Time:

●	each Company stock option, whether or not vested, shall automatically and without any required action on the part of the holder thereof, vest (if unvested) and if not exercised by the holder thereof as of the Effective Time (after notice and a reasonable period to elect the exercise of such Company stock option) be cancelled and, if the exercise price per share is less than the Merger Consideration, be converted into the right to receive an amount in cash, without interest, equal to the product of (i) the excess, if any, of (A) the Merger Consideration over (B) the per-share exercise price for such option, multiplied by (ii) the total number of shares of common stock underlying such option; if the exercise price per share is equal to or greater than the Merger Consideration, such option if not exercised shall be cancelled without any cash payment or other consideration being made in respect thereof;
●	each then-outstanding Company restricted stock unit (“RSU”) will automatically and without any required action on the part of the holder thereof, be assumed by Acquirer and converted into the right to receive an amount of cash, without interest, equal to the product of (i) the total number of shares of common stock underlying such RSU, multiplied by (ii) the Merger Consideration, plus any dividend equivalent amounts accrued with respect to such RSU (the “RSU Consideration”), and each converted RSU held by an individual who is expected to be a continuing employee shall continue to have and be subject to substantially the same terms and conditions as were applicable to such RSU immediately before the Merger, including payment terms and remaining vesting conditions, but with vesting terms adjusted for any right to accelerated vesting that may apply after the Effective Time under the terms of any Company equity plan, equity award agreement, or Company severance plan currently in effect that may be applicable;

●	each then-outstanding Company performance stock unit (“PSU”) will automatically and without any required action on the part of the holder thereof, be assumed by Acquirer and converted into the right to receive an amount of cash, without interest, equal to the product of (i) the total number of shares of common stock earned under such PSU, with performance measured in accordance with the terms of the applicable governing documents (e.g. based on the attainment of the applicable performance metrics through the date of the Merger) as determined by the board of directors of the Company or a committee thereof after consultation with Acquirer, multiplied by (ii) the Merger Consideration, plus any dividend equivalent amounts accrued with respect to such PSU (the “PSU Consideration”), and each converted PSU held by an individual who is expected to be a continuing employee shall generally continue to have and be subject to substantially the same terms and conditions as were applicable to such PSU immediately before the Merger (aside from terms related to performance vesting that shall no longer apply following the Effective Time), including payment terms and remaining time-vesting conditions, but with vesting terms adjusted for any right to accelerated vesting that may apply after the Effective Time under the terms of any Company equity plan, equity award agreement, or Company severance plan currently in effect that may be applicable; and
●	each RSU and PSU held by an individual (whether an employee, non-employee director, or independent contractor) who is not expected to be a continuing employee shall, automatically and without any required action on the part of the holder thereof, vest (if unvested) and be cancelled and converted into the right to receive an amount in cash, without interest, equal to the RSU Consideration or PSU Consideration, as applicable.

Consummation of the Merger is subject to customary closing conditions, including, among other things, the Requisite Stockholder Approval.

Item 6. Exhibits

Exhibit Number	Description of Document
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

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviations or acronyms	Definition
2020 Plan	2020 Equity Incentive Plan
2021 Credit Agreement	Loan and Security Agreement, dated as of July 23, 2021, among ServiceSource International, Inc. and ServiceSource Delaware, Inc., as the Borrowers, and Bank of America, N.A., as Lender
APJ	Asia Pacific-Japan
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASU	Accounting Standards Update
B2B	Business-to-business
BPaaS	Business Process-as-a-Service
BSBY	Bloomberg Short-Term Bank Yield Index Rate
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COVID-19	Coronavirus disease 2019
EMEA	Europe, Middle East and Africa
ESPP	2011 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IoT	Internet of things
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NALA	North America and Latin America
PSU	Performance-based restricted stock unit
Revolver	Senior secured revolving line of credit pursuant to the 2021 Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
rTSR	Relative total stockholder return
SEC	Securities and Exchange Commission
U.S.	United States

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICESOURCE INTERNATIONAL, INC.
(Registrant)
Date:	May 10, 2022	By:	/s/ CHAD W. LYNE
Chad W. Lyne
Chief Financial Officer
(Principal Financial and Accounting Officer)